Form 10-Q
period 2002-04-30
GROWTH MERGERS INC
filed 2002-06-14
CIK 1162816

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

       For the quarterly period ended April 30, 2002.


                               GROWTH MERGERS INC.
             (Exact name of registrant as specified in its charter)

 Nevada                                                      88-0488069
(State or other jurisdiction                                 (I.R.S. Employer
of incorporation or organization)                            Identification no.)

                                 2267 Aria Drive
                             Henderson, Nevada 89052

      1901 - 1188 Quebec Street, Vancouver, British Columbia, Canada V6A 4B
                            Telephone (604) 780-5654
          (Address and telephone number of principal executive offices)

                                  With copy to:
                                 Stepp Law Group
                           1301 Dove Street, Suite 460
                         Newport Beach, California 92660
                     Tel: (949) 660-9700 Fax: (949) 660-9010
           (Name, address and telephone number for Agent for Service)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                              (X)  Yes        ( )  No

     As of June 13, 2002, the Registrant had 11,823,500 shares of Common Stock, par value $0.001 per share outstanding.

---------------------------------------/|\  G R O W T H   M E R G E R S INC.
----------------------------------------|
---------------------------------------_|_/
                                      /



                                TABLE OF CONTENTS




PART I. FINANCIAL INFORMATION.................................................1

   ITEM 1. FINANCIAL STATEMENTS...............................................1
   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
   CONDITION AND RESULTS OF OPERATIONS........................................7
      DESCRIPTION OF BUSINESS.................................................7
      INDUSTRY OVERVIEW.......................................................7
      REVENUE.................................................................7
      EXPENSES................................................................8
      LIQUIDITY AND CAPITAL RESOURCES.........................................9
   ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
   RISK......................................................................10

PART II. OTHER INFORMATION...................................................10

   ITEM 1.  LEGAL PROCEEDINGS................................................10
   ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS........................10
   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES..................................10
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............10
   ITEM 5.  OTHER INFORMATION................................................10
   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.................................10

SIGNATURES...................................................................11
























June 18, 2002                   Table of Contents                       Page i

---------------------------------------/|\  G R O W T H   M E R G E R S INC.
----------------------------------------|
---------------------------------------_|_/
                                      /


PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

Growth Mergers, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(expressed in U.S. dollars)
                                                                             April 30,      July 31,
                                                                               2002           2001
                                                                                 $             $
                                                                            (unaudited)    (audited)

                                     ASSETS

Current Asset

  Cash                                                                         46,835        73,756
  Subscriptions receivable                                                      3,000             -
  Prepaid expenses (Notes 5(a) and (c))                                       662,199             -
----------------------------------------------------------------------------------------------------

                                                                              712,034        73,756

Capital Assets                                                                  1,028             -

Web Site Development Costs                                                      3,000             -
----------------------------------------------------------------------------------------------------

Total Assets                                                                  716,062        73,756
====================================================================================================

                                   LIABILITIES

Current Liabilities

  Accounts payable                                                             10,661           195
  Accrued liabilities                                                           1,000             -
  Due to related party (Note 3)                                                 6,145             -
----------------------------------------------------------------------------------------------------

Total Current Liabilities                                                      17,806           195
----------------------------------------------------------------------------------------------------

                              STOCKHOLDERS' EQUITY

Stockholders' Equity

Common Stock: 100,000,000 common shares authorized with a par value
of $0.001; 11,823,500 and 10,000,000 issued and outstanding respectively       11,824        10,000

Additional Paid-in Capital                                                  1,402,876        90,000
----------------------------------------------------------------------------------------------------

                                                                            1,414,700       100,000

Deficit Accumulated During the Development Stage                             (716,444)      (26,439)
----------------------------------------------------------------------------------------------------

Total Stockholders' Equity                                                    698,256        73,561
----------------------------------------------------------------------------------------------------

Total Stockholders' Equity and Liabilities                                    716,062        73,756
====================================================================================================

Contingent Liability (Note 1)
                                       F-1

---------------------------------------/|\  G R O W T H   M E R G E R S INC.
----------------------------------------|
---------------------------------------_|_/
                                      /


Growth Mergers, Inc.
(A Development Stage Company
Consolidated Statements of Operations
(expressed in U.S. dollars)

                                                                               Period from                       Period from
                                         Accumulated from                   February 1, 2001                  February 1, 2001
                                         February 1, 2001    Three Months       (Date of        Nine Months       (Date of
                                       (Date of Inception)      Ended          Inception)          Ended           Inception)
                                           to April 30,        April 30,      to April 30,       April 30,        to April 30,
                                               2002              2002             2001             2002             2001
                                                $                 $                $                $                $
                                           (unaudited)       (unaudited)       (unaudited)      (unaudited)      (unaudited)

Revenue                                              -               -                  -               -                 -
-----------------------------------------------------------------------------------------------------------------------------

Expenses

  Audit                                          7,175           1,975              2,000           5,175             2,000
  Consulting fees and wages
     (Notes 3 and 5)                           550,787         305,162              6,000         535,112             6,000
  Legal and organizational                      39,057           6,465              4,714          30,365             4,714
  Promotion and trade show                      37,341           3,133                 72          37,269                72
  Discount on shares issued
     (Note 5(b))                                74,750               -                  -          74,750                 -
  Web site development                           7,334           4,300                  -           7,334                 -
-----------------------------------------------------------------------------------------------------------------------------

                                               716,444         321,035             12,786         690,005            12,786
-----------------------------------------------------------------------------------------------------------------------------

Net Loss for the Period                       (716,444)       (321,035)           (12,786)       (690,005)          (12,786)
=============================================================================================================================

Net Loss Per Share - Basic                                        (.03)              (.01)          (0.06)             (.01)
=============================================================================================================================

Weighted Average Shares Outstanding                         11,844,000         10,000,000      11,013,000        10,000,000
=============================================================================================================================

(Diluted loss per share has not been presented as the result is anti-dilutive)



                                       F-2

---------------------------------------/|\  G R O W T H   M E R G E R S INC.
----------------------------------------|
---------------------------------------_|_/
                                      /


Growth Mergers, Inc.
(A Development Stage Company
Consolidated Statements of Cash Flows
(expressed in U.S. dollars)

                                                   Nine Months     Accumulated from
                                                      Ended        February 1, 2001
                                                    April 30,     (Date of Inception)
                                                      2002         to April 30, 2001
                                                        $                  $
                                                   (unaudited)        (unaudited)

Cash Flows To Operating Activities

  Net loss                                           (690,005)              (12,786)

  Adjustment to reconcile net loss to cash

    Amortization of Web Site development costs          1,000                     -
    Stock based compensation                          577,751                     -

  Items not involving cash

    Subscriptions receivable                           (3,000)                    -
    Prepaid expenses                                        -                (6,148)
    Accounts payable                                   10,466                     -
    Accrued liabilities                                 1,000                 2,000
------------------------------------------------------------------------------------

Net Cash Used In Operating Activities                (102,788)              (15,934)
------------------------------------------------------------------------------------

Cash Flows From Financing Activities

  Advances from a related party                         6,145                 1,547
  Common shares issued                                 74,750               100,000
------------------------------------------------------------------------------------

Net Cash Provided By Financing Activities              80,895               101,547
------------------------------------------------------------------------------------

Cash Flows To Investing Activities

  Purchase of capital assets                           (1,028)                    -
  Web Site development costs                           (4,000)                    -
------------------------------------------------------------------------------------

Net Cash Used In Investing Activities                  (5,028)                    -
------------------------------------------------------------------------------------

Increase (Decrease) in Cash                           (26,921)               84,613

Cash - Beginning of Period                             73,756                     -
------------------------------------------------------------------------------------

Cash - End of Period                                   46,835                84,613
====================================================================================
Non-Cash Financing Activities
  Stock based compensation                          1,239,950                     -
====================================================================================

Supplemental Disclosures

  Interest paid                                             -                     -
  Income taxes paid                                         -                     -
====================================================================================


                                       F-3

---------------------------------------/|\  G R O W T H   M E R G E R S INC.
----------------------------------------|
---------------------------------------_|_/
                                      /


1.   Nature of Operations and Continuance of Business

     The Company was incorporated in the state of Nevada on February 1, 2001. The Company's head operational office is located in Vancouver, B.C., Canada.

     The Company owns and operates online adult entertainment websites and began operations on October 19, 2001. The Company's business plan is to develop a series of websites offering adult oriented content and services to a wide geographic and demographic customer base over the Internet.

     The Company is in the development stage and will continue to be in the development stage until the Company receives significant revenues from operating its websites. Although planned principal activities have begun, the Company has not received significant revenue. In a development stage company, management devotes most of its activities in developing a market for its online services. The ability of the Company to emerge from the development stage with respect to its planned principal business activity is dependent upon its ability to attain profitable operations. There is no guarantee that the Company will be able to attain profitability.

     The Company has raised $174,750 in cash to April 30, 2002. The Company has working capital of approximately $30,000 as at April 30, 2002. This working capital will be adequate to fund further development of websites and to operate until December 31, 2002.

     The Company's SB2 Registration Statement has been cleared by the United States Securities Commission.

2.   Summary of Significant Accounting Principles

     a)   Basis of Accounting

          These consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States and are presented in US dollars. There are no consolidated financial statements prepared using Canadian generally accepted accounting principles; however, there would be no material reconciling items other than presentation items.

     b)   Consolidation

          These financial statements include the accounts of the Company and its wholly owned US subsidiary, Adult Mergers, Inc. a Nevada corporation incorporated on March 8, 2001.

     c)   Fiscal Year

          The Company's fiscal year end is July 31.

     d)   Cash and Cash Equivalents

          The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

     e)   Revenue Recognition

          Revenue will be recognized in accordance with SEC Staff Accounting Bulletin 101 ("SAB 101"). Revenue will consist of web-based membership, usage, advertising, pay-per-view and E-Commerce fees paid by way of credit card over the Internet. Pursuant to SAB 101 revenues are recognized after the service has been performed and no further performance obligations exist.

     f)   Accounting for Stock Based Compensation

          The Company has adopted SFAS No. 123 "Accounting for Stock Based Compensation" which requires that stock awards granted to employees and non-employees are recognized as compensation expense based on the fair market value of the stock award or fair market value of the goods and services received whichever is more reliably measurable. The Company follows the guidance pursuant to EITF 96-18 for measurement of stock awards to non-employees.

---------------------------------------/|\  G R O W T H   M E R G E R S INC.
----------------------------------------|
---------------------------------------_|_/
                                      /


2.   Summary of Significant Accounting Principles (continued)

     g)   Foreign Currency Transactions/Balances

          Transactions in currencies other than the U.S. dollar are translated at the rate in effect on the transaction date. Any balance sheet items denominated in foreign currencies are translated into U.S. dollars using the rate in effect on the balance sheet date. Resulting foreign currency gains or losses are charged to operations as incurred.

     h)   Basic and Diluted Net Income (Loss) per Share

          The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti dilutive. Loss per share information does not include the effect of the potential conversions of stock options, warrants or convertible debentures, as their effect would be anti-dilutive.

     i)   Use of Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     j)   Income Tax

          Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109") as of its inception. The Company has incurred net operating losses of $26,000 to July 31, 2001 which expires in 2016. Pursuant to SFAS 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

     k)   Web Site Development

          The Company charges predevelopment web site costs to operations until the web site is technically feasible. Development of its web sites are then capitalized until commercially operational at which time deferred development costs are amortized to operations over the estimated life of the website being two years. Web site operating costs are charged to operations as incurred.

     l)   Interim Financial Statements

          These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.


                                       F-5

---------------------------------------/|\  G R O W T H   M E R G E R S INC.
----------------------------------------|
---------------------------------------_|_/
                                      /


3.   Related Party Transactions/Balances

     The balance due to the President of the Company is without interest and has no specific terms of repayment.

     The President of the Company was paid $42,080 for the nine months ended April 30, 2002 for consulting services rendered.

     See Note 5 for stock issuances and repurchases with related parties.

4.   Capital Stock

     The Company does not have a stock option plan. The Company issues stock to pay for services of non-employees.

5.   Issuance of Shares for Cash and Compensation

     a) On November 14, 2001 5,000,000 common shares of 10,000,000 shares originally issued for $100,000 cash were repurchased by the Company for $50,000 evidenced by a note payable. Pursuant to an agreement dated August, 2001, on November 14, 2001, 5,000,000 shares were issued at $0.01 per share, pursuant to a subscription agreement, for a $50,000 note receivable. The holders of the note payable and the note receivable agreed to offset the notes resulting in no economic change and no change to issued or stated capital stock. The excess of the amount paid for the shares, being $.01 per share, and the proposed Initial Public Offering Price ("IPO") of $0.20 per share was treated as compensation expense in accordance with SEC staff policy on valuing shares in the first year prior to an IPO. The consultants contract is a one year contract starting November 14, 2001 extending to November 14, 2002. The compensation expense of $950,000 will be charged to operations over the one year period beginning November 14, 2001. As at April 30, 2002 a total of $395,833 was charged to operations and $554,167 was prepaid which will be charged to operations at a rate of $79,167 per month.

     b) On November 20, 2001 the Company accepted and executed subscription agreements and issued 747,500 shares at $0.10 per share for cash proceeds of $74,750. These shares were issued to friends and business associates of the original shareholder and President of the Company. In accordance with SEC staff policy on valuing shares in the first year prior to an IPO these shares are deemed to be issued at $0.20 per share resulting in a $0.10 per share discount. This amount, totalling $74,750, was charged to operations in November 2001 as compensation expense.

     c) On November 29, 2001 1,076,000 shares were issued pursuant to Rule 506 of Regulation D and Regulation S for services rendered or to be rendered. These shares were valued at $0.20 per share in accordance with SEC staff policy on valuing shares in the first year prior to an IPO or $215,200 in total. Of these shares: 850,000 were issued for CFO or directors' services to be rendered between November 20, 2001 to November 20, 2002; 76,000 shares were issued to consultants for website development for the period from November 20, 2001 to November 20, 2002 and 150,000 shares were issued to a consultant providing trade show services for the period February 1, 2001 to February 28, 2002. An amount of $22,500 was accrued to October 31, 2001 with respect to trade show services. This amount was settled by the issuance of shares on November 29, 2001. As at April 30, 2002 a total of $107,168 was charged to operations and $108,032 was prepaid and will be charged to operations at approximately $15,000 per month over the terms of the prepaid contracts with directors and consultants.

                                       F-6

---------------------------------------/|\  G R O W T H   M E R G E R S INC.
----------------------------------------|
---------------------------------------_|_/
                                      /


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DESCRIPTION OF BUSINESS
-----------------------
Through our subsidiary, Adult Mergers, we own and operate online adult entertainment websites, www.insidedesire.com and www.insidehardcore.com. Adult entertainment websites have slightly varied business models which monetize the traffic on their sites through multiple revenue streams, including advertising and sponsorships, e-commerce and fees for subscription services and pay-per-view events. We plan to develop a series of websites, which will provide various forms of online entertainment, initially concentrating on offering adult-oriented content and services to a wide geographic and demographic customer base over the Internet through membership-based websites. Other URLs which we have registered and for which we have websites currently under construction include: www.insideasians.com, www.insidestud.com, www.insideteengirls.com and www.insidefetish.com.

Members purchase a trial or monthly membership using a credit card online, or via a bank withdrawal by entering their checking account information (a direct withdrawal is completed by iBill via the user's financial institution), or by calling a 900 number where the membership fee is added to the user's telephone bill.


INDUSTRY OVERVIEW
-----------------
The adult entertainment industry has evolved rapidly in recent years. In spite of often intense political campaigning, there has been a general trend towards wider acceptance of adult entertainment content among the general public and mainstream media channels. New technologies have lowered costs and changed the way in which adult content is produced, distributed and viewed. Lower costs, in particular, have lowered barriers to entry and increased competition in the adult entertainment industry. The trend toward wider acceptance of sexually-explicit material and ongoing technological developments has created a large and growing global market for adult content. Management's informal research indicates that the total worldwide adult entertainment market exceeds $56 billion annually.

The adult entertainment industry was among the first to commercially exploit the Internet as a distribution channel, and among the few industries believed to generate a profit on the Internet. The Internet offers relative privacy for users, a seemingly endless selection of adult media content and can provide immediate delivery. Datamonitor research estimated that adult content accounted for 69% of paid content on the Internet in 1998.

Pay sites contain most of the adult media content on the Internet, but free sites are also common and are primarily supported by advertising from pay sites. Free sites get a few cents for each viewer who clicks on an advertising banner. The banner then transports these viewers to a site that tries to entice the user into paying for content using their credit cards.

According to searchterms.com, `sex' is the third largest category searched for on the Internet after `autos' and `travel', but above `shopping', `games' and `MP3'. Of the 1.6 billion web pages indicated as available by the Google search engine, searching for `sex' results in 15.9 million pages and `porn' results in
3.3 million. In June 2001, Internet monitoring company NetValue estimated the following numbers of Internet users were visiting adult sites at least once per month: 5.3 million in Germany; 3.8 million in the United Kingdom; 2.7 million in France; 2.4 million in Italy and 1.5 million in Spain. In the United States, PR Week reported that Nielsen/Net and Media Metrix estimated that approximately 21 million Americans visit an adult content site at least once per month.


REVENUE
-------
Total revenue for the Growth Mergers Inc. was Nil for the quarter ended April 30, 2002, and was Nil for the comparable quarter ended April 30, 2001. Total revenue was also Nil for the nine month period ended April 30, 2002, as compared to Nil for the three months ended April 30, 2001. (Due to the inception date of the company on February 1, 2001, no comparable nine-month period was available.)

---------------------------------------/|\  G R O W T H   M E R G E R S INC.
----------------------------------------|
---------------------------------------_|_/
                                      /


The company has been completing its websites and designing marketing programs to drive traffic to its "insidedesire.com" and "insidehardcore.com" websites. The company has also employed IBill as the credit card and 1-900 number processing company. In this quarter, Adult Mergers Inc. has also entered into an agreement with an outside firm to design, manage and market three additional websites called "insideasians.com", "insidestuds.com" and "insideteengirls.com". The company plans to have one of these sites completed by the end of next quarter and start generating income sometime thereafter.

Management expects revenue to continue to increase as our sites are entered into more search engines and as the Company engages in further promotion to both end users and webmasters for its referral program.


EXPENSES
--------
The majority of expenses relate to the corporate costs associated with the process of going public and the issuance of shares for cash and compensation. The Company reported total expenses for the quarter ended April 30, 2002 of $ 321,035, as compared to $ 12,786 for the quarter ended April 30, 2001. Total expenses for the Company for the nine months ended April 30, 2002 was $ 690,005 as compared to $ 12,786 for the three months ended April 30, 2001. (Due to the inception date of the company on February 1, 2001, no comparable nine-month period was available.)

Audit expense for the quarter ended April 30, 2002 was $ 1,975 as compared to $ 2,000 for the quarter ended April 30, 2001, which represents a decrease of 1%. Audit expense for the nine months ended April 30, 2002 was $ 5,175 as compared to $ 2,000 for the three months ended April 30, 2001. (Due to the inception date of the company on February 1, 2001, no comparable nine-month period was available.) Subsequent to completing the process of going public, management expects audit fees to remain relatively stable.

Consulting fees and wages were the largest expense. The expense for the quarter ended April 30, 2002 was $ 305,162 as compared to $ 6,000 for the quarter ended April 30, 2001. Consulting fees and wages expense for the nine months ended April 30, 2002 was $ 535,112 as compared to $ 6,000 for the three months ended April 30, 2001. (Due to the inception date of the company on February 1, 2001, no comparable nine-month period was available.)

During the year, the Company entered into various consulting contracts and paid these contracts with the issuance of common shares. The excess of the amount paid for the shares, being $.01 per share, and the proposed Initial Public Offering Price ("IPO") of $0.20 per share was treated as compensation expense in accordance with SEC staff policy on valuing shares in the first year prior to an IPO. The consultants contract is a one-year contract starting November 14, 2001 extending to November 14, 2002. The compensation expense of $950,000 will be charged to operations over the one-year period beginning November 14, 2001. Additionally, shares were issued pursuant to Rule 506 of Regulation D and Regulation S for services rendered or to be rendered. These shares were valued at $0.20 per share in accordance with SEC staff policy on valuing shares in the first year prior to an IPO. The compensation expense of $215,200 will be charged to operations over the one-year period. As shares were exchanged for services, these expenses charged to Consulting fees and wages, promotion and trade show and website development represent no cash outlay for the Company.

These above noted compensation expenses charged to Consulting fees and wages expense for the quarter ended April 30, 2002 was $ 280,000 as compared to $ Nil for the quarter ended April 30, 2001. These compensation expenses charged to Consulting fees and wages expense for the nine months ended April 30, 2002 was $ 466,667 as compared to $ Nil for the three months ended April 30, 2001. Management expects consulting fees to decrease as the Company's reputation in the industry improves and it is able to establish solid contacts and contracts with industry leaders.

Legal & organizational expense for the quarter ended April 30, 2002 was $ 6,465 as compared to $ 4,714 for the quarter ended April 30, 2001, which represents an increase of 37%. Legal & organizational expense for the nine months ended April 30, 2002 was $ 30,365 as compared to $ 4,714 for the three months ended April 30, 2001. (Due to the inception date of the company on February 1, 2001, no comparable nine-month period was available.) The majority of these expenses relate to the ongoing legal costs associated with the process of going public. Management expects these fees to continue to increase as it enters into more contracts with various suppliers and potentially negotiates acquisitions.

---------------------------------------/|\  G R O W T H   M E R G E R S INC.
----------------------------------------|
---------------------------------------_|_/
                                      /


Promotion and trade show expense for the quarter ended April 30, 2002 was $ 3,133 as compared to $ 72 for the quarter ended April 30, 2001. Promotion and trade show expense for the nine months ended April 30, 2002 was $ 37,269 as compared to $ 72 for the three months ended April 30, 2001. (Due to the inception date of the company on February 1, 2001, no comparable nine-month period was available.) The majority of these expenses related to costs associated with traveling to trade shows and identifying potential partners. Management expects these expenses to remain relatively constant as there will be an ongoing need to promote the business and maintain relationships.

The above noted compensation expenses charged to Promotion and trade show expense for the quarter ended April 30, 2002 was $ 2,308 as compared to $ Nil for the quarter ended April 30, 2001. These compensation expenses charged to Promotion and trade show expense for the nine months ended April 30, 2002 was $ 30,000 as compared to $ Nil for the three months ended April 30, 2001. Again, as shares were exchanged for services, these expenses charged to Promotion and trade show expense represent no cash outlay for the Company.

Discount on shares issued expense for the quarter ended April 30, 2002 was $ Nil as compared to $ Nil for the quarter ended April 30, 2001. Discount on shares issued expense for the nine months ended April 30, 2002 was $ 74,750 as compared to $ Nil for the three months ended April 30, 2001. (Due to the inception date of the company on February 1, 2001, no comparable nine-month period was available.) The Company accepted and executed subscription agreements and issued 747,500 shares at $0.10 per share for cash proceeds of $74,750. These shares were issued to friends and business associates of the original shareholder and President of the Company. In accordance with SEC staff policy on valuing shares in the first year prior to an IPO these shares are deemed to be issued at $0.20 per share resulting in a $0.10 per share discount. This amount, totaling $74,750, was charged to operations.

Website development expense for the quarter ended April 30, 2002 was $ 4,300 as compared to $ Nil for the quarter ended April 30, 2001. Website development expense for the nine months ended April 30, 2002 was $ 7,334 as compared to $ Nil for the three months ended April 30, 2001. (Due to the inception date of the company on February 1, 2001, no comparable nine-month period was available.) This expense represents the amortization of website development costs.

The above noted compensation expenses charged to Website development expense for the quarter ended April 30, 2002 was $ 3,800 as compared to $ Nil for the quarter ended April 30, 2001. These compensation expenses charged to Website development expense for the nine months ended April 30, 2002 was $ 6,334 as compared to $ Nil for the three months ended April 30, 2001. Again, as shares were exchanged for services, these expenses charged to Website development expense represent no cash outlay for the Company.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

For the nine months ended April 30, 2002, cash used by operating activities was $102,788 and was primarily associated with Audit fees of $ 5,175; Consulting wages paid out $ 68,445; Legal and organizational costs of $ 30, 365; Promotion and trade shows costs paid out $ 7,269 and an increase in subscription receivable of $ 3,000 which was offset by amortization of websites $1,000 and an increase in accounts payable and accrued liabilities of $ 11,466.

For the nine months ended April 30, 2001, cash used by operating activities was $15,934 and was primarily associated with Audit fees of $ 2,000; Consulting wages paid out $6,000; Legal and organizational costs of 4,714; and an increase in Prepaid expenses of $6,148 which was offset by an increase in accounts payable of $ 2,000.

Cash provided by financing activities was $ 80,895 for the nine months ended April 30, 2002, compared to $ 101,547 for the nine months ended April 30, 2001. Cash provided by financing activities for the nine months ended April 30, 2002 was generated through the sale of common shares of $ 74,750, ($ 100,000 for the nine months ended April 30, 2001); and through advances from a related party in the amount of $ 6,145, ($ 1,547 for the nine months ended April 30, 2001).

---------------------------------------/|\  G R O W T H   M E R G E R S INC.
----------------------------------------|
---------------------------------------_|_/
                                      /


Cash used by investing activities was $ 5,028 for the nine months ended April 30, 2002, compared to $ Nil for the nine months ended April 30, 2001. Cash used by investing activities for the nine months ended April 30, 2002 was used to purchase capital assets totaling $1,028 and purchase a website for $4,000. Current cash totals $46,835.

The Company currently has $46,835 cash in its bank account The company expects that it will begin to generate revenue from its websites next quarter.

The company is also seeking additional financing through sale of treasury stock in order to accelerate its acquisition plans.

The Company believes that its existing cash balances and cash to be generated from operations will be sufficient to satisfy its operating requirements.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not exposed to foreign currency risk due to the Company's revenue transactions being conducted in U.S. dollars. Some of its expenses are paid in Canadian dollars but the difference in the Canadian and U.S. dollar has been relatively stable therefore not creating a significant risk.


PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

There has been no legal proceedings issued against or commenced by the company.


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

None.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


ITEM 5.   OTHER INFORMATION

None.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

None.

---------------------------------------/|\  G R O W T H   M E R G E R S INC.
----------------------------------------|
---------------------------------------_|_/
                                      /



SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            GROWTH MERGERS INC.

Dated: June 13, 2002                        By:    /s/ Winston Barta
                                                   -----------------
                                            Name:  Winston Barta
                                            Title: President and Chief Executive
                                                   Officer

                                            By:    /s/ Robert Fuller
                                                   -----------------
                                            Name:  Robert Fuller
                                            Title: Chief Financial Officer