Form 10KSB
period 2002-07-31
GROWTH MERGERS INC
filed 2002-11-15
CIK 1162816

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10KSB
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

  For the Fiscal Year Ended July 31, 2002    Commission File Number: 333-75048

                              GROWTH MERGERS, INC.
                 (Name of small business issuer in its charter)

Nevada                                7990                      88-0488069
(State or other           (Primary Standard Industrial       (I.R.S. Employer
jurisdiction of              Classification Number)       Identification Number)
incorporation or
organization)

                                 2267 Aria Drive
                             Henderson, Nevada 89052

      1901 - 1188 Quebec Street, Vancouver, British Columbia, Canada V6A 4B
                            Telephone (604) 780-5654
          (Address and telephone number of principal executive offices)

                                  With copy to:
                                 Stepp Law Group
                           1301 Dove Street, Suite 460
                         Newport Beach, California 92660
                     Tel: (949) 660-9700 Fax: (949) 660-9010
                               (Agent for Service)
           (Name, address and telephone number for Agent for Service)


         Securities registered under Section 12(b) of the Exchange Act:

                                      None


         Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, par value $.001 per share
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                     Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

                                                     Yes [X] No [ ]

The issuer's revenues for its most recent fiscal year were $1,027.

As of July 31, 2002, the registrant had 11,823,500 shares of common stock, $.001 par value, issued and outstanding.

Documents Incorporated By Reference:  None

Transitional Small Business Issuer Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS
                                -----------------


PART I....................................................................   1

   ITEM 1.  DESCRIPTION OF BUSINESS.......................................   1
      Growth of the Internet..............................................   1
      Target Market.......................................................   2
      Technology..........................................................   2
      Anticipated Sources of Revenue......................................   2
      Products and Services...............................................   2
      Competition.........................................................   3
      Growth Strategy.....................................................   3
   ITEM 2.  DESCRIPTION OF PROPERTY.......................................   3
   ITEM 3.  LEGAL PROCEEDINGS.............................................   3
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........   3

PART II...................................................................   4

   ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS......   4
   ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.....   4
   ITEM 7.  FINANCIAL STATEMENTS..........................................   7

INDEPENDENT AUDITORS' REPORT..............................................   8

   ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE......................................  17

PART III..................................................................  17

   ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
            COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.............  17
   ITEM 10. EXECUTIVE COMPENSATION........................................  18
   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT....................................................  18
   ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................  19
   ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K..............................  19





















Growth Mergers Inc.                                                     Page i

                                        ^
---------------------------------------/|\  G R O W T H   M E R G E R S  INC.
----------------------------------------|
---------------------------------------_|_/
                                      /

PART I
------

ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------

Through our subsidiary, Adult Mergers, we own and operate an online adult entertainment website, www.insidedesire.com and www.insidehardcore.com. Adult
                       --------------------     ----------------------
entertainment web sites have slightly varied business models which monetize the traffic on their sites through multiple revenue streams, including advertising and sponsorships, e-commerce and fees for subscription services and pay-per-view events. We plan to develop a series of websites, which will provide various forms of online entertainment, initially concentrating on offering adult-oriented content and services to a wide geographic and demographic customer base over the Internet through membership-based websites. Other URLs which we have registered and for which we have web sites currently under construction include www.insideasians.com, www.insidestud.com,
                     --------------------  ------------------
www.insideteengirls.com and www.insidefetish.com. Members purchase a trial or
-----------------------     --------------------
monthly membership using a credit card online, or via a bank withdrawal by entering their checking account information (a direct withdrawal is completed by iBill via the user's financial institution), or by calling a 900 number where the membership fee is added to the user's telephone bill.

Our company through Adult Mergers commenced operations on October 19,2001 with the launch of www.insidedesire.com. Adult Mergers registered the URL and
              --------------------
contracted development of the site to Teleteria, Inc. a Stamford, CT developer of turnkey adult sites. On January 17, 2002 we registered and launched www.insidehardcore.com to the public. This website was developed in-house by
----------------------
Adult Mergers and the content was developed and provided to our company by Teleteria, Inc. Our company has raised $174,750 in cash from private placements, which is sufficient to fund our operations for the next 12 months. Our company has retained the necessary personnel and has developed third party relationships with a credit card processor and an adult entertainment content provider to provide all the necessary components of a successful adult entertainment provider. We employ one full time employee and three part time employees to carry out the day-to-day activities of our company. The employees develop and market our websites and maintain all necessary records for business purposes. Our credit card provider, iBill, provides us all credit card and 1-900 processing services required to operate an Internet adult website and Teleteria, Inc provides all content for our sites for a fee.

Inside Desire offers adult oriented services to a wide geographic and demographic customer base. Members purchase a trial or monthly membership using a credit card online, or via a bank withdrawal by entering their checking account information (a direct withdrawal is completed by iBill via the users financial institution), or by calling a 900 number where the membership fee is added to users phone bill. Adult Mergers has entered into a non-exclusive agreement with iBill a third party billing Management Company. iBill is one of the largest billing service providers in the adult entertainment industry, and offers their services on a transaction-fee basis. Content on the site is provided and managed by Teleteria, Inc. and is updated monthly. Marketing and site maintenance is outsourced to a third party, private consultant.

We may, from time to time, evaluate potential acquisitions of other businesses, products and technologies to enhance our present Internet adult entertainment presence. In order to consummate potential acquisitions, we may issue our shares.

Adult Mergers will centralize our operations in Vancouver BC Canada due its comparatively lower salary rates, availability of qualified human resources and access to top of the line Internet services.

Growth of the Internet
----------------------

The Internet has quickly emerged as a global medium that allows hundreds of millions of people worldwide to obtain information, communicate and conduct business electronically. In its June 1999 report, International Data Corporation, or IDC, estimates that the number of Web users worldwide will grow from approximately 142 million users in 1998 to 502 million by the end of 2003. Additionally, IDC projects the number of Web users outside the U.S. to increase from 79.4 million in 1998 to 325.4 million by 2003.





Form 10KSB                                                              Page 1

                                        ^
---------------------------------------/|\  G R O W T H   M E R G E R S  INC.
----------------------------------------|
---------------------------------------_|_/
                                      /


As the number of Internet users continues to expand, the value of the Internet as a commerce channel will continue to increase as more merchants move onto the Internet to market and sell an ever-increasing variety of products and services. According to IDC, worldwide commerce revenues on the Web are expected to grow to approximately $1.3 trillion by the end of 2003. As e-commerce continues to expand, vendors are increasingly relying on extensive advertising campaigns to identify customers, build online brand awareness and increase product sales online. Forrester Research estimates that the dollar volume of online advertising will increase to over $17.2 billion in 2003. The interactive nature of the Internet provides vendors, advertisers and content providers with the ability to gather and evaluate valuable demographic, Web use and transactional data on consumers. This data provides online marketers and businesses with a significant new opportunity to increase the effectiveness of their direct marketing campaigns by targeting their messages to specific groups of consumers, as well as by frequently changing their advertisements in response to market factors, current events and consumer feedback.

Target Market
-------------

Men between the ages of 18 and 34 represent a critical demographic group for online advertisers and merchants. College students, in particular, are an attractive demographic group for Internet advertisers and merchants. According to Jupiter Communications, 90% of U.S. college students are currently online, representing the highest Internet penetration rate of any age group. College students are also expected to increasingly use the Internet to purchase goods and services. According to Jupiter Communications, college students will spend $2.5 billion in 2002 to purchase goods and services over the Internet.

Adult entertainment in the United States is a $10 billion industry, according to Forrester Research. The Internet has helped the adult entertainment industry experience tremendous growth in usage and revenues. According to the spring 1999 Jupiter/NFO Consumer Survey, men spend, on average, 33% of their time online viewing adult content. Forrester Research estimates rapid growth in the years that follow. Adult content dominates the paid online content market, which includes subscription and pay-on-demand services, according to Datamonitor. Datamonitor estimates that $1.4 billion of the $2.0 billion in paid online content in 1999 was be attributable to adult content and $3.1 billion of the projected $5.4 billion of paid online content projected for 2003 will be attributable to adult content.

Technology
----------

We anticipate that Adult Mergers's network systems will consist of lightweight, low cost, Intel-based systems running Linux. Linux is the operating system of choice because it is freely distributed with no licensing cost, extremely efficient for web serving, scalable, and numerous application developers contributing to it. Other technologies we are considering for Adult Mergers's platform include Apache for web serving, MySQL for database storage and PERL/PHP for scripting language.

We will eventually decide whether or not Adult Mergers should be connecting directly to a credit card network in order to bypass the middle tier providers and significantly lower its transaction rates.

Anticipated Sources of Revenue
------------------------------

We intend to earn revenues from the following sources through the operation of our existing website and additional contemplated websites featuring adult content:

     (a)  Membership and associated fees;
     (b)  Usage fees;
     (c)  Advertising fees;
     (d)  E-commerce fees; and
     (e)  Pay-per-view events.

Products and Services
---------------------

In addition to providing adult entertainment content on our website, we are presently examining other industry segments of the Internet entertainment market, including online dating services and online multi-player gaming.



Form 10KSB                                                              Page 2

                                        ^
---------------------------------------/|\  G R O W T H   M E R G E R S  INC.
----------------------------------------|
---------------------------------------_|_/
                                      /


Competition
-----------

Our primary competition is from other web-based providers of adult content, although we do compete with other formats, such as video, CD ROM and print, for the delivery of adult content. Many web sites compete with us for visitors, subscribers, advertisers and e-commerce partners and we expect this competition to increase in the future. We believe that the primary competitive factors in our markets include brand recognition, the quality of content and products, technology, pricing, ease of use, sales and marketing efforts and user demographics. Many of our competitors and potential new competitors may have greater financial, technical, marketing and distribution resources.

Larger competitors than us can spend more money on search engine marketing, which can attract more customers to their websites than ours. In addition larger competitors have the resources to hire more personnel to develop and market their website. The more websites that you produce the greater competitor you can become because you can create more traffic and create brand recognition (ie. Playboy). We are a small adult entertainment provider that does not have the resources of Playboy, Private Media or other large competitors indicated below however we can compete with these large competitors and other small adult operators by keeping our costs low as we do, develop websites in house like we have and performing search engine marketing to drive market share to our website.

Our significant competitors include Digital Rooster, Babenet, Private Media Group and NuWeb. Private Media Group is a publicly listed company based in Spain. Rick's Cabaret International, Inc., another publicly listed company based in the United States, is poised to expand its presence in the market. Playboy Enterprise Inc. is also publicly listed and operates an adult entertainment destination website.

Growth Strategy
---------------

We continue to focus on growing www.insidedesire.com through our contacts within
                                --------------------
the industry, internal marketing efforts as well as developing our other sites. We intend to create a group of sites offering a wide range of content. We will then aggressively market these sites to both consumers as well as other adult site operators for potential affiliate relationships. In these types of relationships, site operators agree to share exit traffic from their sites and any resulting revenue from referral sales. The online adult entertainment market is characterized by a large number of profitable, small to mid-sized, privately owned operations with fragmented supply chains, and is therefore a text book case for consolidation. We believe that the vast majority of these operations do not have exit strategies for their owners, and that many would consider selling their operations in exchange for shares in a well recognized corporate entity. Furthermore, we believe that the public markets would provide significantly higher earnings multiple for a growing group of consolidating operators than any individual company could get in this market space for a cash sale. As one potential future growth strategy, we may consider acquiring established online adult entertainment websites or providers and consolidating suppliers, operations, management and human resources, as well as benefiting from economies of scale in supply, production and management.


ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------

We rent our operating facilities located at suite 1901 - 1188 Quebec Street, Vancouver, British Columbia, Canada V6A 4B3. These facilities are provided to us at no charge by Mr. Barta and are located in his residence. This operating facility functions as our main operating facility.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

We are not aware of any legal proceedings against us. We may be involved, from time to time, in various legal proceedings and claims incident to the normal conduct of our business.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

During the fourth quarter of 2001, no matters were submitted to a vote of security holders.



Form 10KSB                                                              Page 3

                                        ^
---------------------------------------/|\  G R O W T H   M E R G E R S  INC.
----------------------------------------|
---------------------------------------_|_/
                                      /


PART II
-------

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------

The Company received a trading symbol on the OTC Electronic Bulletin Board which is sponsored by the National Association of Securities Dealers (NASD) on August 29, 2002. The OTC Electronic Bulletin Board is a network of security dealers who buy and sell stock. The dealers are connected by a computer network which provides information on current "bids" and "asks" as well as volume information.

The Company has 11,823,500 registered, issued and outstanding common shares. The Company has paid no cash dividends and has no outstanding options. There is no public offering of equity and there is no proposed public offering of equity.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------------------------------------------------------------------

REVENUE:

Total revenue for the Growth Mergers Inc. was $1,027 for the quarter ended July 31, 2002, and was Nil for the comparable quarter ended July 31, 2001. Total revenue was also $1,027 for the year ended July 31, 2002, as compared to Nil for the six months ended July 31, 2001. (Due to the inception date of the company on February 1, 2001, no comparable twelve-month period was available.)

The company has completed its web sites and has started marketing programs to drive traffic to its "insidedesire.com" and "insidehardcore.com" web sites. The company continues to employ IBill as the credit card and 1-900 number processing company and has had no difficulties with respect to membership revenue collection. In this quarter, Adult Mergers Inc. completed the following sites, "insideasians.com", "insidestuds.com" and "insideteengirls.com" and will launch them in the next quarter.


EXPENSES:

The majority of expenses still relate to the corporate costs associated with the process of going public and the issuance of shares for cash and compensation. The Company reported total expenses for the quarter ended July 31, 2002 of $350,995, as compared to $13,653 for the quarter ended July 31, 2001. Total expenses for the Company for the year ended July 31, 2002 was $ 1,041,000 as compared to $ 26,439 for the six months ended July 31, 2001. (Due to the inception date of the company on February 1, 2001, no comparable twelve-month period was available.)

Audit expense for the quarter ended July 31, 2002 was $ 2,500 as compared to Nil for the quarter ended July 31, 2001. Audit expense for the year ended July 31, 2002 was $ 7,675 as compared to $ 2,000 for the six months ended July 31, 2001. (Due to the inception date of the company on February 1, 2001, no comparable twelve-month period was available.)

Consulting fees and wages remained the largest expense. The expense for the quarter ended July 31, 2002 was $335,889 as compared to $ 9,675 for the quarter ended July 31, 2001. Consulting fees and wages expense for the year ended July 31, 2002 was $871,001 as compared to $ 15,675 for the six months ended July 31, 2001. (Due to the inception date of the company on February 1, 2001, no comparable twelve-month period was available.)

During the year, the Company entered into various consulting contracts and paid these contracts with the issuance of common shares. The excess of the amount paid for the shares, being $.01 per share, and the proposed Initial Public Offering Price ("IPO") of $0.20 per share was treated as compensation expense in accordance with SEC staff policy on valuing shares in the first year prior to an IPO. The consultants contract is a one-year contract starting November 14, 2001 extending to November 14, 2002. The compensation expense of $950,000 will be charged to operations over the one-year period beginning November 14, 2001. Additionally, shares were issued pursuant to Rule 506 of Regulation D and Regulation S for services rendered or to be rendered. These shares were valued


Form 10KSB                                                              Page 4

                                        ^
---------------------------------------/|\  G R O W T H   M E R G E R S  INC.
----------------------------------------|
---------------------------------------_|_/
                                      /


at $0.20 per share in accordance with SEC staff policy on valuing shares in the first year prior to an IPO. The compensation expense of $215,200 will be charged to operations over the one-year period. As shares were exchanged for services, these expenses charged to Consulting fees and wages represent no cash outlay for the Company.

These above noted compensation expenses charged to Consulting fees and wages expense for the quarter ended July 31, 2002 was $ 322,464 as compared to $ Nil for the quarter ended July 31, 2001. These compensation expenses charged to Consulting fees and wages expense for the year ended July 31, 2002 was $789,131 as compared to Nil for the six months ended July 31, 2001.

Legal & organizational expense for the quarter ended July 31, 2002 was $7,895 as compared to $ 3,970 for the quarter ended July 31, 2001. Legal & organizational expense for the year ended July 31, 2002 was $ 38,260 as compared to $ 8,684 for the six months ended July 31, 2001. (Due to the inception date of the company on February 1, 2001, no comparable twelve-month period was available.) The majority of these expenses relate to the ongoing legal costs associated with the process of going public.

Promotion and trade show expense for the quarter ended July 31, 2002 was Nil as compared to Nil for the quarter ended July 31, 2001. Promotion and trade show expense for the year ended July 31, 2002 was $ 37,111 as compared to $ 72 for the six months ended July 31, 2001. (Due to the inception date of the company on February 1, 2001, no comparable twelve-month period was available.) The majority of these expenses related to costs associated with traveling to trade shows and identifying potential acquisition targets.

The above noted compensation expenses charged to Promotion and trade show expense for the quarter ended July 31, 2002 was Nil as compared to Nil for the quarter ended July 31, 2001. These compensation expenses charged to Promotion and trade show expense for the year ended July 31, 2002 was $ 30,000 as compared to Nil for the six months ended July 31, 2001. Again, as shares were exchanged for services, these expenses charged to Promotion and trade show expense represent no cash outlay for the Company.

Discount on shares issued expense for the quarter ended July 31, 2002 was Nil as compared to Nil for the quarter ended July 31, 2001. Discount on shares issued expense for the year ended July 31, 2002 was $ 74,750 as compared to Nil for the six months ended July 31, 2001. (Due to the inception date of the company on February 1, 2001, no comparable twelve-month period was available.) The Company accepted and executed subscription agreements and issued 747,500 shares at $0.10 per share for cash proceeds of $74,750. These shares were issued to friends and business associates of the original shareholder and President of the Company. In accordance with SEC staff policy on valuing shares in the first year prior to an IPO these shares are deemed to be issued at $0.20 per share resulting in a $0.10 per share discount. This amount, totaling $74,750, was charged to operations.

Web site development expense for the quarter ended July 31, 2002 was $ 4,557 as compared to Nil for the quarter ended July 31, 2001. Web site development expense for the year ended July 31, 2002 was $ 11,891 as compared to Nil for the six months ended July 31, 2001. (Due to the inception date of the company on February 1, 2001, no comparable twelve-month period was available.) This expense represents the amortization of web site development costs.

















Form 10KSB                                                              Page 5

                                        ^
---------------------------------------/|\  G R O W T H   M E R G E R S  INC.
----------------------------------------|
---------------------------------------_|_/
                                      /


LIQUIDITY AND CAPITAL RESOURCES:

For the year ended July 31, 2002, cash used by operating activities was $125,391 and was primarily associated with Audit fees of $ 7,675; Consulting wages paid out of $ 81,870; Legal and organizational costs of $ 38,260; and Promotion and trade shows costs paid out of $7,111; which was offset by an increase in accounts payable and accrued liabilities of $ 8,823.

For the year ended July 31, 2001, cash used by operating activities was $26,244 and was primarily associated with Audit fees of $ 2,000; Consulting wages paid out $15,675; and Legal and organizational costs of $8,684; which was offset by an increase in accounts payable of $ 195.

Cash provided by financing activities was $ 78,496 for the year ended July 31, 2002, compared to $ 100,000 for the six months ended July 31, 2001. Cash provided by financing activities for the year ended July 31, 2002 was generated through the sale of common shares of $ 74,750, ($ 100,000 for the six months ended July 31, 2001); and through advances from a related party in the amount of $ 3,746, (Nil for the six months ended July 31, 2001).

Cash used by investing activities was $ 5,028 for the year ended July 31, 2002, compared to Nil for the year ended July 31, 2001. Cash used by investing activities for the year ended July 31, 2002 was used to purchase capital assets totaling $1,028 and to purchase a web site for $4,000.

The Company currently has $21,833 cash in its bank account. The Company is pursuing multiple growth strategies for its adult business including an expanded marketing effort to generate more revenue from its existing sites and the possibility of acquiring an existing revenue generating business.


































Form 10KSB                                                              Page 6

                                        ^
---------------------------------------/|\  G R O W T H   M E R G E R S  INC.
----------------------------------------|
---------------------------------------_|_/
                                      /


ITEM 7.  FINANCIAL STATEMENTS
-----------------------------

Growth Mergers, Inc.

(A Development Stage Company)


                                                                         Index

Independent Auditors' Report..............................................F-1

Consolidated Balance Sheets...............................................F-2

Consolidated Statements of Operations.....................................F-3

Consolidated Statements of Cash Flows.....................................F-4

Consolidated Statement of Stockholders' Equity............................F-5

Notes to the Consolidated Financial Statements............................F-6



































Form 10KSB                                                              Page 7

                                      _ _
                                     | | |
                                     |_|_|
                                     |_|_|


M A N N I N G    E L L I O T T            | 11th floor, 1050 West Pender Street,
                                          | Vancouver, BC, Canada V6E 3S7
                                          | Phone: 604.714.3600
                                          | Fax: 604.714.3669
C H A R T E R E D   A C C O U N T A N T S | Web: manningelliott.com


                          Independent Auditors' Report
                          ----------------------------

To the Stockholders and the Board of Directors of Growth Mergers, Inc.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Growth Mergers, Inc. (A Development Stage Company) as of July 31, 2002 and 2001 and the related consolidated statements of operations, stockholders' equity and cash flows for the period from February 1, 2001 (Date of Inception) to July 31, 2002, year ended July 31, 2002 and the period from February 1, 2001 (Date of Inception) to July 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.


We conducted our audits in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.


In our opinion, the aforementioned consolidated financial statements present fairly, in all material respects, the financial position of Growth Mergers, Inc. (A Development Stage Company), as of July 31, 2002 and 2001, and the results of its operations and its cash flows for the period from February 1, 2001 (Date of Inception) to July 31, 2002, year ended July 31, 2002 and the period from February 1, 2001 (Date of Inception) to July 31, 2001, in conformity with U.S. generally accepted accounting principles.


The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has not generated any significant revenues since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ "Manning Elliott"

CHARTERED ACCOUNTANTS

Vancouver, Canada

October 23, 2002

Form 10KSB                                                              Page 8

Growth Mergers, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(expressed in U.S. dollars)


                                                           July 31,            July 31,
                                                             2002                2001
                                                              $                   $

                                     ASSETS

Current Assets

  Cash                                                         21,833              73,756
  Accounts receivable                                             168                   -
  Prepaid expenses (Notes 5(a) and (c))                       335,677                   -
-------------------------------------------------------------------------------------------

Total Current Assets                                          357,678              73,756

Property, Plant and Equipment (Note 3)                            874                   -

Web Site Development Costs (Note 4)                             2,500                   -
-------------------------------------------------------------------------------------------

Total Assets                                                  361,052              73,756
===========================================================================================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

  Accounts payable                                              6,518                 195
  Accrued liabilities                                           2,500                   -
  Due to related party (Note 5)                                 3,746                   -
-------------------------------------------------------------------------------------------

Total Current Liabilities                                      12,764                 195
-------------------------------------------------------------------------------------------

Stockholders' Equity

Common Stock (Note 6): 100,000,000 common shares
authorized with a par value of $0.001; 11,823,500
and 10,000,000 issued and outstanding respectively             11,824              10,000

Additional Paid-in Capital                                  1,402,876              90,000
-------------------------------------------------------------------------------------------

                                                            1,414,700             100,000

Deficit Accumulated During the Development Stage           (1,066,412)            (26,439)
===========================================================================================

Total Stockholders' Equity                                    348,288              73,561
===========================================================================================

Total Stockholders' Equity and Liabilities                    361,052              73,756
===========================================================================================


Contingent Liability (Note 1)

Form 10KSB                                                              Page 9

Growth Mergers, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(expressed in U.S. dollars)


                                                  Accumulated from                        Accumulated from
                                                  February 1, 2001        For the         February 1, 2001
                                                 (Date of Inception)     Year Ended      (Date of Inception)
                                                  to July 31, 2002     July 31, 2002      to July 31, 2001
                                                         $                   $                   $

Revenue                                                    1,027               1,027                   -
------------------------------------------------------------------------------------------------------------


Expenses

  Accounting and audit                                     9,675               7,675               2,000
  Amortization of property, plant and equipment              154                 154                   -
  Bank charges                                               166                 158                   8
  Consulting fees and wages (Notes 5 and 7)              886,676             871,001              15,675
  Discount on shares issued (Note 7(b))                   74,750              74,750
  Legal and organizational                                46,944              38,260               8,684
  Promotion and trade shows (Note 7)                      37,183              37,111                  72
  Web site development (Note 7)                           11,891              11,891                   -
------------------------------------------------------------------------------------------------------------

                                                       1,067,439           1,041,000              26,439
------------------------------------------------------------------------------------------------------------

Net Loss for the Period                               (1,066,412)         (1,039,973)            (26,439)
============================================================================================================


Net Loss Per Share - Basic                                                     (0.09)              (0.01)
============================================================================================================


Weighted Average Shares Outstanding                                       11,292,000          10,000,000
============================================================================================================


(Diluted loss per share has not been presented as the result is anti-dilutive)

Form 10KSB                                                              Page 10

Growth Mergers, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(expressed in U.S. dollars)


                                                         Accumulated from                        Accumulated from
                                                         February 1, 2001         For the        February 1, 2001
                                                        (Date of Inception)     Year Ended      (Date of Inception)
                                                         to July 31, 2002     July 31, 2002      to July 31, 2001
                                                                $                   $                   $

Cash Flows To Operating Activities

Net loss                                                     (1,066,412)         (1,039,973)            (26,439)

Adjustments to reconcile net loss to cash

  Amortization of property, plant and equipment                     154                 154                   -
  Amortization of website development costs                       1,500               1,500                   -
  Stock based compensation                                      904,273             904,273                   -

Changes in non-cash working capital items

  Increase in accounts receivable                                  (168)               (168)                  -
  Increase in accounts payable and accrued liabilities            9,018               8,823                 195
-----------------------------------------------------------------------------------------------------------------

Net Cash Used In Operating Activities                          (151,635)           (125,391)            (26,244)
-----------------------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities

  Advances from a related party                                   3,746               3,746                   -
  Common shares issued                                          174,750              74,750             100,000
-----------------------------------------------------------------------------------------------------------------

Net Cash Provided By Financing Activities                       178,496              78,496             100,000
-----------------------------------------------------------------------------------------------------------------

Cash Flows To Investing Activities

  Purchase of property, plant and equipment                      (1,028)             (1,028)                  -
  Website development costs                                      (4,000)             (4,000)                  -
-----------------------------------------------------------------------------------------------------------------

Net Cash Used in Investing Activities                            (5,028)             (5,028)                  -
-----------------------------------------------------------------------------------------------------------------

Increase (Decrease) in Cash                                      21,833             (51,923)             73,756

Cash - Beginning of Period                                            -              73,756                   -
-----------------------------------------------------------------------------------------------------------------

Cash - End of Period                                             21,833              21,833              73,756
=================================================================================================================
Non-Cash Financing Activities

  Stock based compensation                                    1,239,950           1,239,950                   -
=================================================================================================================

Supplemental Disclosures

  Interest paid                                                       -                   -                   -
  Income taxes paid                                                   -                   -                   -
=================================================================================================================

Form 10KSB                                                              Page 11

Growth Mergers, Inc.
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity
From February 1, 2001 (Date of Inception) to July 31, 2002
(expressed in U.S. dollars)


                                                                                                              Deficit
                                                                                                            Accumulated
                                                                            Additional                       During the
                                                 Common Stock                Paid-in                        Development
                                            Shares           Amount          Capital           Total            Stage
                                              #                 $               $                $                $

Balance - February 1, 2001 (Date of
Inception)                                         -                -                -                -                -

  Stock issued for cash at $0.01 per
  share                                   10,000,000           10,000           90,000          100,000                -

Net loss for the period                            -                -                -                -          (26,439)
--------------------------------------------------------------------------------------------------------------------------

Balance - July 31, 2001                   10,000,000           10,000           90,000          100,000          (26,439)

  Stock repurchased and evidenced
  by a note payable (Note 6(a))           (5,000,000)          (5,000)         (45,000)         (50,000)               -

  Stock issued at $0.20 per share for
  a $50,000 note receivable and
  compensation for services rendered
  or to be rendered (Note 6(a))            5,000,000            5,000          995,000        1,000,000                -

  Stock issued for cash at $0.10 per
  share plus a $0.10 per share
  discount (Note 6(b))                       747,500              748          148,752          149,500                -

  Stock issued at $0.20 per share for
  services rendered or to be rendered
  (Note 6(c))                              1,076,000            1,076          214,124          215,200                -

Net loss for the year                              -                -                -                -       (1,039,973)
--------------------------------------------------------------------------------------------------------------------------

Balance - July 31, 2002                   11,823,500           11,824        1,402,876        1,414,700       (1,066,412)
==========================================================================================================================

Form 10KSB                                                              Page 12

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

     The Company is in the development stage and will continue to be in the development stage until the Company receives significant revenues from operating its websites. Although planned principal activities have begun, the Company has not received significant revenue. In a development stage company, management devotes most of its activities in developing a market for its online services. The ability of the Company to emerge from the development stage with respect to its planned principal business activity is dependent upon its ability to attain profitable operations. There is no guarantee that the Company will be able to attain profitability. There is substantial doubt regarding the Company's ability to continue as a going concern.

     The Company's SB2 Registration Statement was declared effective by the United States Securities and Exchange Commission.

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

     e)   Property, Plant and Equipment

          Property, plant and equipment is stated at cost. Amortization is computed on a 30% declining balance basis.

     f)   Web Site Development Costs

          The Company charges predevelopment web site costs to operations until the web site is technically feasible. Development of its web sites are then capitalized until commercially operational at which time deferred development costs are amortized to operations over the estimated life of the website being two years. Web site operating costs are charged to operations as incurred.

Form 10KSB                                                              Page 13

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

     h)   Income Tax

          Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109") as of its inception. The Company has incurred net operating losses of $164,000, which expire in 2016 and 2017. Pursuant to SFAS 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

          The components of the net deferred tax asset at July 31, 2002 and 2001, and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:

                                              2002                 2001
                                               $                    $

                 Net Operating Loss         138,000              26,000

                 Statutory Tax Rate           34%                  34%

                 Effective Tax Rate            -                    -

                 Deferred Tax Asset          47,000               9,000

                 Valuation Allowance        (47,000)             (9,000)
                 ----------------------------------------------------------

                 Net Deferred Tax Asset        -                    -
                 ==========================================================

     i)   Revenue Recognition

          Revenue will be recognized in accordance with SEC Staff Accounting Bulletin 101 ("SAB 101"). Revenue will consist of web-based membership, usage, advertising, pay-per-view and E-Commerce fees paid by way of credit card over the Internet. Pursuant to SAB 101 revenues are recognized after the service has been performed and no further performance obligations exist.

     j)   Accounting for Stock Based Compensation

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

Form 10KSB                                                              Page 14

2.   Summary of Significant Accounting Principles (continued)

     k)   Basic and Diluted Net Income (Loss) per Share

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

     l)   Use of Estimates

          The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     m)   Financial Instruments

          The carrying value of cash and equivalents, accounts receivable, accounts payable, accrued liabilities, and due to related party approximate fair value due to the relatively short maturity of these instruments.


3.   Property, Plant and Equipment

                                                             July 31,       July 31,
                                                               2002           2001
                                             Accumulated   Net Carrying   Net Carrying
                                    Cost    Amortization      Value           Value
                                     $            $             $               $

     Computer equipment             1,028           154            874              -
     ==================================================================================


4.   Web Site Development Costs

                                                             July 31,       July 31,
                                                               2002           2001
                                             Accumulated   Net Carrying   Net Carrying
                                    Cost    Amortization      Value           Value
                                     $            $             $               $

      Web site development costs    4,000         1,500          2,500              -
     ==================================================================================

Form 10KSB                                                              Page 15

5.   Related Party Transactions/Balances

     The balance due to the President of the Company is without interest and has no specific terms of repayment.

     The President of the Company was paid $56,229 (2001 - $9,000) for consulting services rendered.

     See Note 6 for stock issuances and repurchases with related parties.


6.   Capital Stock

     The Company does not have a stock option plan. The Company issues stock to pay for services of non-employees.

     a) On November 14, 2001 5,000,000 common shares of 10,000,000 shares originally issued for $100,000 cash were repurchased by the Company for $50,000 evidenced by a note payable. Pursuant to an agreement dated August, 2001, on November 14, 2001, 5,000,000 shares were issued at $0.01 per share, pursuant to a subscription agreement, for a $50,000 note receivable. The holders of the note payable and the note receivable agreed to offset the notes resulting in no economic change and no change to issued or stated capital stock. The excess of the amount paid for the shares, being $.01 per share, and the proposed Initial Public Offering Price ("IPO") of $0.20 per share was treated as compensation expense in accordance with SEC staff policy on valuing shares in the first year prior to an IPO. The consultants contract is a one-year contract starting November 14, 2001 extending to November 14, 2002. The compensation expense of $950,000 will be charged to operations over the one-year period beginning November 14, 2001. As at July 31, 2002 a total of $672,917 was charged to operations and $277,083 was prepaid which will be charged to operations at a rate of $79,167 per month.

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


     On November 29, 2001 1,076,000 shares were issued pursuant to Rule 506 of Regulation D and Regulation S for services rendered or to be rendered. These shares were valued at $0.20 per share in accordance with SEC staff policy on valuing shares in the first year prior to an IPO or $215,200 in total. Of these shares: 850,000 were issued for CFO or directors' services to be rendered between November 20, 2001 to November 20, 2002; 76,000 shares were issued to consultants for website development for the period from November 20, 2001 to November 20, 2002 and 150,000 shares were issued to a consultant providing trade show services for the period February 1, 2001 to February 28, 2002. An amount of $22,500 was accrued to October 31, 2001 with respect to trade show services. This amount was settled by the issuance of shares on November 29, 2001. As at July 31, 2002 a total of $156,606 was charged to operations and $58,594 was prepaid and will be charged to operations at approximately $15,000 per month over the terms of the prepaid contracts with directors and consultants.

Form 10KSB                                                              Page 16

                                        ^
---------------------------------------/|\  G R O W T H   M E R G E R S  INC.
----------------------------------------|
---------------------------------------_|_/
                                      /


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

None.


PART III
--------

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
----------------------------------------------------------------------
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
-------------------------------------------------

Set forth below is certain information concerning each person who was an executive officer or a director of the Company as of July 31, 2002. All officers and directors hold office until their respective successors are elected and qualified, or until their earlier resignation or removal.

Name                           Age   Title                        Term  Service
---------------------------   ----   --------------------------   ----------------

Winston Barta                  31    President, Chief Executive   1 year 19 months
Vancouver, British Columbia          Officer and Director
Canada

Chase Norlin                   34    Director                     1 year 12 months
Seattle, Washington
USA

Graham Hunter                  31    Director                     1 year 12 months
Los Gatos, CA
USA

Winston V. Barta
----------------

Growth Mergers, President, Chief Executive Officer and Director 02/01 - present GlobalMedia.com, Founding Partner, Director & Vice President of Business Development, 11/96 to 02/01
Starnet Communications, Vice President of Marketing, 07/95 to 07/96

Mr. Barta has worked for several publicly traded Internet companies and was instrumental in both completing the public filings and securing financing for his previous venture, Globalmedia.com, GLMC. As the third founding partner and Vice President of Business Development for Globalmedia.com, Mr. Barta was the lead on completing all initial public filings and road show financing presentations as well as managing major strategic relationships and two multi-million dollar acquisitions. Mr. Barta also served as a Director from the time of the company's initial listing on the OTC:BB through its advancement to a National Market listing. Prior to working with Globalmedia.com, Mr. Barta was Vice President of Marketing for Starnet Communications, SNMM, which specialized in online adult entertainment and marketing. While at Starnet, Mr. Barta was responsible for marketing and new business development for the online adult entertainment division as well as assisting in raising capital. Mr. Barta has a Bachelor of Commerce degree from Concordia University in Montreal and a Masters of Business Administration from Simon Fraser University in Vancouver.

Chase Norlin
------------

ShareYourWorld, Inc., President, 4/99-present
Corbis Corp., Internet Marketing Manager, 8/98-4/99
Sony Information Technologies of America, Internet Marketing Specialist,
9/96-6/98
University of Chicago - M.A., Student, 8/95-6/96
Cohesive Systems Inc., Internet Business Development Manager, 9/94-7/95

Mr. Norlin founded ShareYourWorld in August, 1999 and built it into the largest user-generated image clearinghouse on the Internet. Prior to ShareYourWorld, Mr. Norlin held both business development and marketing positions at Corbis



Form 10KSB                                                              Page 17

                                        ^
---------------------------------------/|\  G R O W T H   M E R G E R S  INC.
----------------------------------------|
---------------------------------------_|_/
                                      /


Corporation and Sony Information Technologies of America, managed the Internet launch of Sony's SuperSlim line of VAIO laptops, and developed Sony's first online imaging service (The Image Studio). Mr. Norlin's past experiences include managing Internet business development at Cohesive Systems (acquired by Cisco), providing networking and communications systems support at Stanford University's BARRNet, and training at Paradigm, Inc, a Hollywood-based talent and literary agency. Mr. Norlin, who has a BA from the University of California, Berkeley and a Masters from the University of Chicago, is also the founder of Tech Views, the Pacific Northwest's premier technology networking event series produced in partnership with Goldman Sachs.

Graham Hunter
-------------

Senior Manager, Business Development, Hyperion Solutions from 10/01 - present; Senior Principal Consultant, AlphaBlox from 08/99 - 10/01;
Senior Principal Consultant, Hyperion Solutions from 10/97 - 08/99;
Consultant, Comshare from 04/96 - 10/97;
Senior Statistical Analyst, Campbell Goodell Market Research from 04/95 to 04/96

For the past six years, Mr. Hunter has worked at the leading edge of enterprise analytical database technologies. He has architected and built analytical solutions used by the top managers and executives of several Fortune 500 companies including Boeing, Motorola, McDonald's, Coca-Cola, Gillette, Credit Suisse First Boston, Deutsche Bank, and Citicorp. These systems are cover a diverse set of applications including manufacturing cost management, enterprise-level budgeting, advertising planning and forecasting, and global profit optimization.

His current specialty is Java 2 Enterprise Edition (J2EE) design and architecture, and he manages multiple web-based J2EE analytical product offerings for the leading analytical database and infrastructure company, Hyperion Solutions. He is based in Silicon Valley.

Mr. Hunter has a Master's degree in Business Administration from Simon Fraser University in Burnaby, BC and a Bachelor of Commerce from the University of Calgary.


ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

The company's current directors and officers receive no compensation other Winston Barta who gets paid a consulting fee last year of $56,229 for being the President of the Company. The Company has no stock option plan and no shares were issued to the directors and officers in addition to what was registered on the Company's initial SB-2 registration statement.

There are no current employment agreements between the Company and its executive officers.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees of the Corporation in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the Corporation or any of its subsidiaries, if any.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

The following table sets forth, as of November 12, 2002, certain information as to shares of the common stock owned by (i) each person known by management to beneficially own more than 5% of the outstanding common stock, (ii) each of the Company's directors, and (iii) all executive officers and directors of the Company as a group:






Form 10KSB                                                              Page 18

                                        ^
---------------------------------------/|\  G R O W T H   M E R G E R S  INC.
----------------------------------------|
---------------------------------------_|_/
                                      /

                            AMOUNT AND NATURE                PERCENT OF
NAME AND ADDRESS        OF BENEFICIAL SHARES OWNED      OUTSTANDING OWNERSHIP
-----------------       --------------------------      ---------------------

Winston Barta.(1)         5,000,000 Common Shares                47.6%

Dan MacMullin(2)          5,000,000 Common Shares                47.6%

Chad DeGroot(3)              10,000 Common Shares                  *

Chase Norlin(4)             50,000  Common Shares                  *

Rob Fuller(5)              750,000  Common Shares                6.26%

Roger Williams(6)           10,000  Common Shares                  *

Graham Hunter(7)           50,000   Common Shares                  *

     (1) Mr. Winston Barta, of Vancouver, British Columbia, Canada, an officer and director of the Registrant owns his 5,000,000 common shares through Express Enterprises Ltd, a Nevis corporation.

     (2) All of the issued and outstanding shares of IFG Investments Services Inc. are owned by IFG Trust Services Inc., which in turn is owned by International Financial Group Inc., a foreign reporting public company. Mr. Dan MacMullin, Senior Vice President, International Financial Group Inc. beneficially own 99% of International Financial Group, Inc.

     (3) Mr. Chad DeGroot, Victoria, British Columbia, Canada is the Director of Technology for the Company.

     (4)  Mr. Chase Norlin, Seattle, Washington, USA is a Director of the
          Company.

     (5) Mr. Rob Fuller, Nanaimo, British Columbia, Canada is Chief Financial Officer.

     (6) Mr. Williams, Vancouver, British Columbia, Canada is the Director of Human Resources.

     (7) Mr. Graham Hunter, Los Gatos, California, USA is a Director of the Company.


*    Less than 1%


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

We intend that any transactions between the company and our officers, directors, principal stockholders, affiliates or advisors will be on terms no less favorable to us than those reasonably obtainable from third parties. To date there have been no related party transactions between us and a third party other than we have paid consulting fees to Mr. Winston Barta, the sole shareholder of Express Enterprise Ltd., which owns 46.7% of the company's common stock.

Mr. Barta, through Express Enterprise Ltd., initially capitalized the company by purchasing 10,000,000 shares of our common stock for $100,000. We consider these shares to be founder's stock. On November 14, 2001 he allowed the company to repurchase 5,000,000 of those shares from Express Enterprise Ltd. for a total payment of $50,000. We paid for the repurchase of shares by issuing a promissory note for $50,000 payable to Express.

IFG Investment Services Inc. paid for their shares by issuing a promissory note to the company for $50,000.

The company then repaid Express Enterprises Ltd. the $50,000 it owed to it by transferring the promissory note issued by IFG Investments Services Inc. to the Company to Express Enterprises Ltd.

The purpose of this transaction was to have Express Enterprises Ltd. and IFG Investments Services Inc. equal partners without increasing the float in the company to 20,000,000 shares.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

(a)  The following exhibits are filed as part of this report:

Form 10KSB                                                              Page 19

                                        ^
---------------------------------------/|\  G R O W T H   M E R G E R S  INC.
----------------------------------------|
---------------------------------------_|_/
                                      /


None.

(b) No reports on Form 8-K were required to be filed during the last quarter of the period covered by this report.



                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Growth Mergers, Inc.
--------------------


/s/ Winston Barta               President and Director
----------------------
Mr. Winston Barta


/s/ Mr. Chase Norlin            Director
----------------------
Mr. Chase Norlin


/s/ Mr. Graham Hunter           Director
----------------------
Mr. Graham Hunter


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


/s/ Winston Barta               President and Director
----------------------
Mr. Winston Barta


/s/ Mr. Chase Norlin            Director
----------------------
Mr. Chase Norlin


/s/ Mr. Graham Hunter           Director
----------------------
Mr. Graham Hunter











Form 10KSB                                                              Page 20