Form 10QSB
period 2002-10-31
GROWTH MERGERS INC
filed 2002-12-11
CIK 1162816

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   -----------

                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

       For the quarterly period ended October 31, 2002.


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

                              (X)  Yes        ( )  No

     As of October 31, 2002, the Registrant had 11,823,500 shares of Common Stock, par value $0.001 per share outstanding.

                                        ^
---------------------------------------/|\  G R O W T H   M E R G E R S  INC.
----------------------------------------|
---------------------------------------_|_/
                                      /



                                TABLE OF CONTENTS




PART I. FINANCIAL INFORMATION...............................................1

   ITEM 1. FINANCIAL STATEMENTS.............................................1
   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS.............................16
             DESCRIPTION OF BUSINESS.......................................16
             INDUSTRY OVERVIEW.............................................16
             REVENUE.......................................................16
             EXPENSES......................................................17
             LIQUIDITY AND CAPITAL RESOURCES...............................17
   ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....18

PART II. OTHER INFORMATION.................................................18

   ITEM 1. LEGAL PROCEEDINGS...............................................18
   ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.......................18
   ITEM 3. DEFAULTS UPON SENIOR SECURITIES.................................18
   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............18
   ITEM 5. OTHER INFORMATION...............................................18
   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K................................19

SIGNATURES.................................................................19
























Form 10QSB - Period Ending October 31, 2002      Table of Contents        Page i

                                        ^
---------------------------------------/|\  G R O W T H   M E R G E R S  INC.
----------------------------------------|
---------------------------------------_|_/
                                      /

PART I. FINANCIAL INFORMATION
-----------------------------

ITEM 1. FINANCIAL STATEMENTS
----------------------------


Growth Mergers, Inc.
(A Development Stage Company)


                                                                         Index

Consolidated Balance Sheets...............................................F-1

Consolidated Statements of Operations.....................................F-2

Consolidated Statements of Cash Flows.....................................F-3

Notes to the Consolidated Financial Statements............................F-4



































Form 10QSB - Period Ending October 31, 2002                              Page 1

Growth Mergers, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(expressed in U.S. dollars)


                                                      October 31,         July 31,
                                                          2002              2002
                                                           $                  $
                                                      (unaudited)         (audited)

                                     ASSETS

Current Assets

  Cash                                                       4,448            21,833
  Accounts receivable                                          377               168
  Prepaid expenses (Notes 6(a) and (c))                     51,877           335,677
--------------------------------------------------------------------------------------

Total Current Assets                                        56,702           357,678

Property, Plant and Equipment (Note 3)                         808               874

Web Site Development Costs (Note 4)                          2,000             2,500
--------------------------------------------------------------------------------------

Total Assets                                                59,510           361,052
======================================================================================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

  Accounts payable                                           6,043             6,518
  Accrued liabilities                                        1,800             2,500
  Due to related party (Note 5(a))                           9,357             3,746
--------------------------------------------------------------------------------------

Total Current Liabilities                                   17,200            12,764
--------------------------------------------------------------------------------------

Stockholders' Equity

Common Stock (Note 6): 100,000,000 common shares
authorized with a par value of $0.001; 11,823,500
issued and outstanding                                      11,824            11,824

Additional Paid-in Capital                               1,402,876         1,402,876
--------------------------------------------------------------------------------------

                                                         1,414,700         1,414,700

Deficit Accumulated During the Development Stage        (1,372,390)       (1,066,412)
======================================================================================

Total Stockholders' Equity                                  42,310           348,288
======================================================================================

Total Stockholders' Equity and Liabilities                  59,510           361,052
======================================================================================

Contingent Liability (Note 1)






    The accompanying notes are an integral part of these financial statements
                                       F-1



Form 10QSB - Period Ending October 31, 2002                              Page 2

Growth Mergers, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(expressed in U.S. dollars)
(unaudited)


                                                 Accumulated from
                                                 February 1, 2001           Three Months Ended
                                                (Date of Inception)             October 31,
                                                to October 31, 2002         2002          2001
                                                         $                    $             $

Revenue                                                     1,592                565             -
---------------------------------------------------------------------------------------------------


Expenses

  Accounting and audit                                     10,575                900         1,200
  Amortization of property, plant and equipment               220                 66             -
  Bank charges                                                196                 30             -
  Consulting fees and wages (Notes 5 and 6)             1,180,970            294,294        27,276
  Discount on shares issued (Note 6(b))                    74,750                  -             -
  Legal and organizational                                 53,897              6,953         9,295
  Promotion and trade shows (Note 6)                       37,183                  -        25,118
  Web site development (Note 6)                            16,191              4,300             -
---------------------------------------------------------------------------------------------------

                                                        1,373,982            306,543        62,889
---------------------------------------------------------------------------------------------------

Net Loss for the Period                                (1,372,390)          (305,978)      (62,889)
===================================================================================================

Net Loss Per Share - Basic                                                     (0.03)        (0.01)
===================================================================================================

Weighted Average Shares Outstanding                                       11,824,000    10,000,000
===================================================================================================

(Diluted loss per share has not been presented as the result is anti-dilutive)


















    The accompanying notes are an integral part of these financial statements
                                       F-2



Form 10QSB - Period Ending October 31, 2002                              Page 3

Growth Mergers, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)


                                                 Accumulated from
                                                 February 1, 2001           Three Months Ended
                                                (Date of Inception)             October 31,
                                                to October 31, 2002         2002          2001
                                                         $                    $             $

Cash Flows To Operating Activities

  Net loss                                             (1,372,390)          (305,978)      (62,889)

  Adjustments to reconcile net loss to cash

    Amortization of property, plant and equipment             220                 66             -
    Amortization of website development costs               2,000                500             -
    Stock based compensation                            1,188,073            283,800             -

  Changes in non-cash working capital items

    Increase in accounts receivable                         (377)               (209)            -
    Increase (decrease) in accounts payable and
    accrued liabilities                                     7,843             (1,175)       45,358
---------------------------------------------------------------------------------------------------

Net Cash Used In Operating Activities                    (174,631)           (22,996)      (17,531)
---------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities

  Advances from a related party                             9,357              5,611         3,623
  Common shares issued                                    174,750                  -        34,500
---------------------------------------------------------------------------------------------------

Net Cash Provided By Financing Activities                 184,107              5,611        38,123
---------------------------------------------------------------------------------------------------

Cash Flows To Investing Activities

  Purchase of property, plant and equipment                (1,028)                 -             -
  Website development costs                                (4,000)                 -        (4,000)
---------------------------------------------------------------------------------------------------

Net Cash Used in Investing Activities                      (5,028)                 -        (4,000)
---------------------------------------------------------------------------------------------------

Increase (Decrease) in Cash                                 4,448            (17,385)       16,592

Cash - Beginning of Period                                      -             21,833        73,756
---------------------------------------------------------------------------------------------------

Cash - End of Period                                        4,448              4,448        90,348
===================================================================================================

Non-Cash Financing Activities

  Stock based compensation                              1,239,950                  -             -
===================================================================================================

Supplemental Disclosures

  Interest paid                                                 -                  -             -
  Income taxes paid                                             -                  -             -
===================================================================================================



    The accompanying notes are an integral part of these financial statements

Form 10QSB - Period Ending October 31, 2002                              Page 4

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

Form 10QSB - Period Ending October 31, 2002                              Page 5

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

     h)   Revenue Recognition

          Revenue will be recognized in accordance with SEC Staff Accounting Bulletin 101 ("SAB 101"). Revenue will consist of web-based membership, usage, advertising, pay-per-view and E-Commerce fees paid by way of credit card over the Internet. Pursuant to SAB 101 revenues are recognized after the service has been performed and no further performance obligations exist.

     i)   Accounting for Stock Based Compensation

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

     j)   Basic and Diluted Net Income (Loss) per Share

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

     k)   Comprehensive Income

          SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at October 31, 2002, the Company has no items that represent comprehensive income and, therefore, has not included a schedule of comprehensive income in the consolidated financial statements.

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

Form 10QSB - Period Ending October 31, 2002                              Page 6

     n)   Recent Accounting Pronouncements

          On June 29, 2001, SFAS No. 141, "Business Combinations," was approved by the Financial Accounting Standards Board ("FASB"). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company implemented SFAS No. 141 on July 1, 2001 and its impact is not expected to be material on its financial position or results of operations.

          On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets," was approved by FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company adopted SFAS No. 142 on August 1, 2002 and its impact is not expected to have a material effect on its financial position or results of operations.

          In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligation." SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, and will require companies to record a liability for asset retirement obligations in the period in which they are incurred, which typically could be upon completion or shortly thereafter. The FASB decided to limit the scope to legal obligations and the liability will be recorded at fair value. The Company adopted SFAS No. 143 on August 1, 2002 and its impact is not expected to have a material effect on its financial position or results of operations.

          In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. It provides a single accounting model for long-lived assets to be disposed of and replaces SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." The Company adopted SFAS No. 144 on August 1, 2002. The effect of adoption of this standard on the Company's results of operations and financial position is not expected to be material.

          In June, 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for
          Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Company will adopt SFAS No. 146 on January 1, 2003. The effect of adoption of this standard on the Company's results of operations and financial position is being evaluated.

          FASB has also issued SFAS No. 145 and 147 but they will not have any relationship to the operations of the Company therefore a description of each and their respective impact on the Company's operations have not been disclosed.

     o)   Interim Financial Statements

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

Form 10QSB - Period Ending October 31, 2002                              Page 7

3.   Property, Plant and Equipment

                                                      October 31,     July 31,
                                                          2002          2002
                                         Accumulated  Net Carrying  Net Carrying
                                Cost    Amortization     Value          Value
                                 $            $            $              $
                                                      (unaudited)     (audited)

     Computer equipment          1,028           220          808            874
     ===========================================================================


4.   Web Site Development Costs
                                                      October 31,     July 31,
                                                          2002          2002
                                         Accumulated  Net Carrying  Net Carrying
                                Cost    Amortization     Value          Value
                                 $           $            $              $
                                                      (unaudited)     (audited)

     Web site development costs  4,000         2,000        2,000          2,500
     ===========================================================================

     The remaining net carrying value will be amortized as follows:

                                                    $
     Remainder of 2003                           1,500
     2004                                          500
     --------------------------------------------------

                                                 2,000
     ==================================================


5.   Related Party Transactions/Balances

     a) The balance due to the President of the Company is without interest and has no specific terms of repayment.

     b) The President of the Company was paid $13,617 (2002 - $12,326) for consulting services rendered.

     c)   See Note 6 for stock issuances and repurchases with related parties.


6.   Capital Stock

     The Company does not have a stock option plan. The Company issues stock to pay for services of non-employees.

     a) On November 14, 2001 5,000,000 common shares of 10,000,000 shares originally issued for $100,000 cash were repurchased by the Company for $50,000 evidenced by a note payable. Pursuant to an agreement dated August, 2001, on November 14, 2001, 5,000,000 shares were issued at $0.01 per share, pursuant to a subscription agreement, for a $50,000 note receivable. The holders of the note payable and the note receivable agreed to offset the notes resulting in no economic change and no change to issued or stated capital stock. The excess of the amount paid for the shares, being $.01 per share, and the proposed Initial Public Offering Price ("IPO") of $0.20 per share was treated as compensation expense in accordance with SEC staff policy on valuing shares in the first year prior to an IPO. The consultants contract is a one-year contract starting November 14, 2001 extending to November 14, 2002. The compensation expense of $950,000 will be charged to operations over the one-year period beginning November 14, 2001. As at October 31, 2002 a total of $910,917 was charged to operations and $39,583 was prepaid which will be charged to operations in the next quarter.

Form 10QSB - Period Ending October 31, 2002                              Page 8

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

     c) On November 29, 2001 1,076,000 shares were issued pursuant to Rule 506 of Regulation D and Regulation S for services rendered or to be rendered. These shares were valued at $0.20 per share in accordance with SEC staff policy on valuing shares in the first year prior to an IPO or $215,200 in total. Of these shares: 850,000 were issued for CFO or directors' services to be rendered between November 20, 2001 to November 20, 2002; 76,000 shares were issued to consultants for website development for the period from November 20, 2001 to November 20, 2002 and 150,000 shares were issued to a consultant providing trade show services for the period February 1, 2001 to February 28, 2002. An amount of $22,500 was accrued to October 31, 2001 with respect to trade show services. This amount was settled by the issuance of shares on November 29, 2001. As at October 31, 2002 a total of $202,906 was charged to operations and $12,294 was prepaid which will be charged to operations in the next quarter.

Form 10QSB - Period Ending October 31, 2002                              Page 9

                                        ^
---------------------------------------/|\  G R O W T H   M E R G E R S  INC.
----------------------------------------|
---------------------------------------_|_/
                                      /


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

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

According to searchterms.com, 'sex' is the third largest category searched for on the Internet after 'autos' and 'travel', but above 'shopping', 'games' and 'MP3'. Of the 1.6 billion web pages indicated as available by the Google search engine, searching for `sex' results in 15.9 million pages and `porn' results in
3.3 million. In June 2001, Internet monitoring company NetValue estimated the following numbers of Internet users were visiting adult sites at least once per month: 5.3 million in Germany; 3.8 million in the United Kingdom; 2.7 million in France; 2.4 million in Italy and 1.5 million in Spain. In the United States, PR Week reported that Nielsen/Net and Media Metrix estimated that approximately 21 million Americans visit an adult content site at least once per month.


REVENUE
-------

Total revenue for the Growth Mergers Inc. was $565 for the first quarter ended October 31, 2002, and was Nil for the comparable quarter ended October 31, 2001.

The company continues to utilize various marketing programs to drive traffic to its "insidedesire.com" and "insidehardcore.com" web sites as well as to its sites under development which include "insideasians.com", "insidestuds.com" and



Form 10QSB - Period Ending October 31, 2002                              Page 10

                                        ^
---------------------------------------/|\  G R O W T H   M E R G E R S  INC.
----------------------------------------|
---------------------------------------_|_/
                                      /

"insideteengirls.com". Marketing efforts have focused on cross selling existing web sites, search engine optimization and approaching other sites with revenue sharing agreements in an effort to gain direct access to consumers in search of adult content. The company continues to employ IBill as the credit card and 1-900 number processing company and has had no difficulties with respect to membership revenue collection.

EXPENSES
--------

The majority of expenses still relate to the corporate costs associated with the process of going public and the issuance of shares for cash and compensation. The Company reported total expenses for the first quarter ended October 31, 2002 of $306,543, as compared to $62,889 for the first quarter ended October 31, 2001.

Accounting & audit expense for the first quarter ended October 31, 2002 was $ 900 as compared to $1,200 for the first quarter ended October 31, 2001.

Consulting fees and wages remained the largest expense. The expense for the first quarter ended October 31, 2002 was $ 294,294 as compared to $ 27,276 for the first quarter ended October 31, 2001.

In the preceding year, the Company entered into various consulting contracts and paid these contracts with the issuance of common shares. The excess of the amount paid for the shares, being $.01 per share, and the proposed Initial Public Offering Price ("IPO") of $0.20 per share was treated as compensation expense in accordance with SEC staff policy on valuing shares in the first year prior to an IPO. The consultants contract is a one-year contract starting November 14, 2001 extending to November 14, 2002. The compensation expense of $950,000 will be charged to operations over the one-year period beginning November 14, 2001. Additionally, shares were issued pursuant to Rule 506 of Regulation D and Regulation S for services rendered or to be rendered. These shares were valued at $0.20 per share in accordance with SEC staff policy on valuing shares in the first year prior to an IPO. The compensation expense of $215,200 will be charged to operations over the one-year period. As shares were exchanged for services, these expenses charged to Consulting fees and wages represent no cash outlay for the Company.

These above noted compensation expenses charged to Consulting fees and wages expense for the first quarter ended October 31, 2002 was $ 280,000 as compared to Nil for the first quarter ended October 31, 2001.

Legal & organizational expense for the first quarter ended October 31, 2002 was $6,953 as compared to $ 9,295 for the first quarter ended October 31, 2001.

Promotion and trade show expense for the first quarter ended October 31, 2002 was Nil as compared to $ 25,118 for the first quarter ended October 31, 2001. The above noted compensation expenses charged to Promotion and trade show expense for the first quarter ended October 31, 2002 was Nil as compared to $ 22,500 for the first quarter ended October 31, 2001.

Web site development expense for the first quarter ended October 31, 2002 was $ 4,300 as compared to Nil for the first quarter ended October 31, 2001. The above noted compensation expenses charged to Web site development expense for the first quarter ended October 31, 2002 was $ 3,800 as compared to Nil for the first quarter ended October 31, 2001.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

For the first quarter ended October 31, 2002, cash used by operating activities was $22,996 and was primarily associated with Audit expenses of $ 900; Consulting wages paid out of $ 14,294; Legal and organizational costs of $ 6,953; and decrease in accounts payable of $1,175.

For the first quarter ended October 31, 2001, cash used by operating activities was $17,531 and was primarily associated with Audit fees of $ 1,200; Consulting wages paid out of $27,276; Legal and organizational costs of $9,295; and Promotion and trade show costs of $2,618 which were offset by an increase in accounts payable of $ 45,358.



Form 10QSB - Period Ending October 31, 2002                              Page 11

                                        ^
---------------------------------------/|\  G R O W T H   M E R G E R S  INC.
----------------------------------------|
---------------------------------------_|_/
                                      /

Cash provided by financing activities was $ 5,611 for the first quarter ended October 31, 2002, compared to $ 38,123 for the first quarter ended October 31, 2001. Cash provided by financing activities for the first quarter ended October 31, 2002 was generated from advances from a related party in the amount of $ 5,611, ( $ 3,623 for the first quarter ended October 31, 2001) and through the sale of common shares of $ 34,500 for the first quarter ended October 31, 2001.

Cash used by investing activities was Nil for the first quarter ended October 31, 2002, compared to $4,000 for the first quarter ended October 31, 2001. Cash used by investing activities for the first quarter ended October 31, 2001 was used to purchase a web site for $4,000.

The Company currently has $4,448 cash in its bank account. Subsequent to the quarter end, the Company received funds from Express Enterprises Inc., a company owned by the President of the Company, for working capital purposes. Also subsequent to the quarter end, the Company retained the services of expert marketing consultants who will be working on a commission basis against revenue. The company is also negotiating several potential acquisitions. Now that the company stock has been cleared to trade on the OTC:BB, management believes that the scope of potential acquisitions has increased.

From a cost perspective, many of the expenses associated with process of going public, including legal expenses, have been significantly reduced or eliminated based on the completion of this process.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

The Company is not exposed to foreign currency risk due to the Company's revenue transactions being conducted in U.S. dollars. Some of its expenses are paid in Canadian dollars but the difference in the Canadian and U.S. dollar has been relatively stable therefore not creating a significant risk.


PART II. OTHER INFORMATION
--------------------------

ITEM 1.  LEGAL PROCEEDINGS
--------------------------

There has been no legal proceedings issued against or commenced by the company.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
--------------------------------------------------

None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

None.


ITEM 5.  OTHER INFORMATION
--------------------------

None.



Form 10QSB - Period Ending October 31, 2002                              Page 12

                                        ^
---------------------------------------/|\  G R O W T H   M E R G E R S  INC.
----------------------------------------|
---------------------------------------_|_/
                                      /

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

None.


SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            GROWTH MERGERS INC.

Dated: December 10, 2002                    By:    /s/ Winston Barta
                                                   -----------------
                                            Name:  Winston Barta
                                            Title: President and Chief Executive
                                                   Officer

                                            By:    /s/ Robert Fuller
                                                   -----------------
                                            Name:  Robert Fuller
                                            Title: Chief Financial Officer





























Form 10QSB - Period Ending October 31, 2002                              Page 13