Form 10QSB
period 2003-01-31
GROWTH MERGERS INC
filed 2003-03-24
CIK 1162816

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

--------------------------------------------------------------------------------

                                   FORM 10-QSB

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended January 31, 2003.


                               GROWTH MERGERS INC.
             (Exact name of registrant as specified in its charter)

     Nevada                                                      88-0488069
     (State or other jurisdiction                          (I.R.S. Employer
     of incorporation or organization)               Identification Number)

                    #1505 - 800 West Pender Street, Vancouver
                        British Columbia, Canada V6C 2V6
                            Telephone: (604) 647-2225
          (Address and telephone number of principal executive offices)

                                  With copy to:
                                 Stepp Law Group
                           1301 Dove Street, Suite 460
                         Newport Beach, California 92660
                     Tel: (949) 660-9700 Fax: (949) 660-9010
           (Name, address and telephone number for Agent for Service)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                            (x) Yes           ( ) No

As of January 31, 2003, the Registrant had 11,823,500 shares of Common Stock, par value $0.001 per share outstanding.

                                TABLE OF CONTENTS


PART I.   FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS...................................... F1 - F7

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS.......................   11
             DESCRIPTON OF BUSINESS....................................   11
             RESULTS OF OPERATIONS.....................................   11
             LIQUIDITY AND CAPITAL RESOURCES...........................   12

     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
             RISK......................................................   12

PART II.  OTHER INFORMATION

     ITEM 1. LEGAL PROCEEDINGS.........................................   12

     ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.................   12

     ITEM 3. DEFAULTS UPON SENIOR SECURITIES...........................   12

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......   12

     ITEM 5. OTHER INFORMATION.........................................   13

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K..........................   13


SIGNATURES.............................................................   14

CERTIFICATIONS.........................................................   15

PART I.   FINANCIAL INFORMATION
-------------------------------

ITEM 1.   FINANCIAL STATEMENTS


Growth Mergers, Inc.
(A Development Stage Company)


                                                                           Index

Balance Sheets..............................................................F-1

Statements of Operations....................................................F-2

Statements of Cash Flows....................................................F-3

Notes to the Financial Statements...........................................F-4

Growth Mergers, Inc.
(A Development Stage Company)
Balance Sheets
(expressed in U.S. dollars)


                                                                   January 31,           July 31,
                                                                       2003                2002
                                                                        $                   $
                                                                   (unaudited)          (audited)
                                                                 ----------------    ----------------
                                                                                       (Restated -
                                                                                        Note 2(k))
                                     ASSETS

Current Assets

Cash                                                                      1,856              17,173
Prepaid expenses (Notes 4(a) and (c))                                         -             335,677
-----------------------------------------------------------------------------------------------------

Total Current Assets                                                      1,856             352,850

Discontinued Operations (Note 5)                                              -               3,230
-----------------------------------------------------------------------------------------------------

Total Assets                                                              1,856             356,080
=====================================================================================================


                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities

Accounts payable                                                          5,330               5,192
Accrued liabilities                                                       4,100               2,500
Due to related party (Note 3(a))                                          2,115                 100
-----------------------------------------------------------------------------------------------------

Total Current Liabilities                                                11,545               7,792
-----------------------------------------------------------------------------------------------------

Contingent Liability (Note 1)

Stockholders' Equity (Deficit)

Common Stock (Note 6): 100,000,000 common shares authorized
with a par value of $0.001; 11,823,500 issued and outstanding            11,824              11,824

Additional Paid-in Capital                                            1,402,876           1,402,876
-----------------------------------------------------------------------------------------------------

                                                                      1,414,700           1,414,700

Deficit Accumulated During the Development Stage                     (1,424,389)         (1,066,412)
-----------------------------------------------------------------------------------------------------

Total Stockholders' Equity (Deficit)                                     (9,689)            348,288
-----------------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity                                1,856             356,080
=====================================================================================================











              The accompanying notes are an integral part of these
                          interim financial statements

Growth Mergers, Inc.
(A Development Stage Company)
Statements of Operations
(expressed in U.S. dollars)
(unaudited)


                                               Accumulated from            Three Months Ended               Six Months Ended
                                               February 1, 2001               January 31,                      January 31,
                                              (Date of Inception)    ---------------------------------------------------------------
                                              To January 31, 2003         2003            2002            2003            2002
                                                       $                   $               $               $               $
                                              -------------------    --------------  --------------  --------------  ---------------

Revenue                                                       -                  -               -               -                -
------------------------------------------------------------------------------------------------------------------------------------


Expenses

Accounting and audit                                     11,875              1,300           2,000           2,200            3,200
Bank charges                                                213                 48             127              48              127
Consulting fees and wages (Notes 3 and 4)             1,135,492             50,610         186,667         330,610          197,417
Discount on shares issued (Note 4(b))                    74,750                  -          74,750               -           74,750
Legal and organizational                                 38,958              1,500          10,729           4,820           11,729
Promotion and trade shows (Note 4)                       30,643                  -          27,692               -           28,335
Web site development (Note 4)                            15,458              1,267           2,534           5,067            2,534
------------------------------------------------------------------------------------------------------------------------------------

                                                      1,307,389             54,725         304,499         342,745          318,092
------------------------------------------------------------------------------------------------------------------------------------

Net Loss Before Discontinued Operations              (1,307,389)           (54,725)       (304,499)       (342,745)        (318,092)

Loss from Discontinued Operations (Note 5)             (117,000)            (7,040)         (1,582)        (24,998)         (50,878)
------------------------------------------------------------------------------------------------------------------------------------

Net Loss for the Period                              (1,424,389)           (61,765)       (306,081)       (367,743)        (368,970)
====================================================================================================================================


Net Loss Per Share - Basic
Net Loss Before Discontinued Operations                              $        0.01   $        0.03   $        0.03   $         0.03
Loss from Discontinued Operations                                                -               -               -                -
Net Loss for the Period                                              $        0.01   $        0.03   $        0.03   $         0.03
====================================================================================================================================


Weighted Average Shares Outstanding                                     11,823,500      11,216,000      11,823,500       10,608,000
====================================================================================================================================

(Diluted loss per share has not been presented as the result is anti-dilutive)



















              The accompanying notes are an integral part of these
                          interim financial statements

Growth Mergers, Inc.
(A Development Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)


                                                                        Six Months Ended
                                                                           January 31,
                                                                 -------------------------------
                                                                      2003             2002
                                                                       $                $
                                                                 --------------   --------------

Cash Flows To Operating Activities

Net loss                                                              (342,745)        (318,092)

Adjustments to reconcile net loss to cash

Stock based compensation                                               335,677          289,437

Changes in non-cash working capital items

Increase (decrease) in accounts payable and accrued liabilities          1,736            3,000
------------------------------------------------------------------------------------------------

Net Cash Used In Operating Activities                                   (5,332)         (25,655)
------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities

Advances from (to) a related party                                       2,015             (500)
Common shares issued                                                         -           74,750
------------------------------------------------------------------------------------------------

Net Cash Provided By Financing Activities                                2,015           74,250
------------------------------------------------------------------------------------------------

Cash Flows To Investing Activities

Cash used in discontinued operations                                   (12,000)         (30,000)
------------------------------------------------------------------------------------------------

Net Cash Used in Investing Activities                                  (12,000)         (30,000)
------------------------------------------------------------------------------------------------

Increase (Decrease) in Cash                                            (15,317)          18,595

Cash - Beginning of Period                                              17,173           36,747
------------------------------------------------------------------------------------------------

Cash - End of Period                                                     1,856           55,342
================================================================================================

Non-Cash Financing Activities

Stock based compensation                                                     -        1,239,950
================================================================================================

Supplemental Disclosures

Interest paid                                                                -                -
Income taxes paid                                                            -                -
================================================================================================






              The accompanying notes are an integral part of these
                          interim financial statements

1.   Nature of Operations and Continuance of Business

     The Company was incorporated in the state of Nevada on February 1, 2001. The Company's head operational office is located in Vancouver, B.C., Canada. The Company's SB2 Registration Statement was declared effective by the United States Securities and Exchange Commission.

     The Company, through its former subsidiary, owned and operated online adult entertainment websites that began operations on October 19, 2001. As disclosed in Note 5, the Company intends to distribute by way of a dividend substantially all of the Company's assets, being 11,673,500 shares of common stock in the capital of Winmark Enterprises Inc. (formerly Adult Mergers, Inc.). The Company has changed its business to that of assisting early and mezzanine stage companies by providing direct financial investment, corporate advisory services and equity swaps, or a combination thereof.

     The Company is in the development stage and will continue to be in the development stage until the Company achieves significant revenues from operations. Although planned principal activities commenced with respect to the former online adult entertainment websites, the Company did not receive significant revenue, and has disposed of this business as described in Note
     5. In a development stage company, management devotes most of its activities in developing a market for its products and services. The ability of the Company to emerge from the development stage with respect to its planned principal business activity is dependent upon its ability to attain profitable operations. There is no guarantee that the Company will be able to identify or successfully acquire businesses or assets that will produce profitability. Moreover, if a potential business or asset is identified which warrants acquisition or participation, additional funds may be required to complete the acquisition or participation, and the Company may not be able to obtain such financing on terms which are satisfactory to the Company. There is substantial doubt regarding the Company's ability to continue as a going concern.


2.   Summary of Significant Accounting Principles

     a)   Basis of Accounting

          These financial statements are prepared in conformity with accounting principles generally accepted in the United States and are presented in US dollars.

     b)   Fiscal Year

          The Company's fiscal year end is July 31.

     c)   Cash and Cash Equivalents

          The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

     d)   Accounting for Stock Based Compensation

          The Company has adopted SFAS No. 123 "Accounting for Stock Based Compensation" which requires that stock awards granted to employees and non-employees are recognized as compensation expense based on the fair market value of the stock award or fair market value of the goods and services received whichever is more reliably measurable.

     e)   Comprehensive Loss

          SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at January 31, 2003, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

     f)   Financial Instruments

          The carrying value of cash and equivalents, accounts payable, accrued liabilities, and due to related party approximate fair value due to the relatively short maturity of these instruments.

2.   Summary of Significant Accounting Principles (continued)

     g)   Basic and Diluted Net Income (Loss) per Share

          The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. Diluted EPS excludes all dilutive potential common shares if their effect is anti dilutive. Loss per share information does not include the effect of any potential common shares, as their effect would be anti-dilutive.

     h)   Use of Estimates

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

     i)   Recent Accounting Pronouncements

          In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 expands the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The disclosure provisions of SFAS No. 148 are effective for financial statements for interim periods beginning after December 15, 2002. The Company does not expect adoption of this standard to have a material effect on the Company's results of operations or financial position.

          In June, 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for
          Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Company adopted SFAS No. 146 on January 1, 2003 and its impact is not expected to have a material effect on its financial position or results of operations.

          FASB has also issued SFAS No. 145 and 147 but they will not have any relationship to the operations of the Company therefore a description of each and their respective impact on the Company's operations have not been disclosed.

2.   Summary of Significant Accounting Principles (continued)

     j)   Interim Financial Statements

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

     k)   Reclassifications

          Certain   reclassifications   have  been  made  to  the  prior  year's
          consolidated financial statements to conform to the current period's presentation.


3.   Related Party Transactions/Balances

     a) The balance due to directors of the Company is without interest and has no specific terms of repayment.

     b) The former President of the Company was paid $17,803 (2002 - $26,933) for consulting services rendered.

     c)   See Note 4 for stock issuances and repurchases with related parties.


4.   Capital Stock

     The Company does not have a stock option plan. The Company issues stock to pay for services of non-employees.

     a) On November 14, 2001 5,000,000 common shares of 10,000,000 shares originally issued for $100,000 cash were repurchased by the Company for $50,000 evidenced by a note payable. Pursuant to an agreement dated August, 2001, on November 14, 2001, 5,000,000 shares were issued at $0.01 per share, pursuant to a subscription agreement, for a $50,000 note receivable. The holders of the note payable and the note receivable agreed to offset the notes resulting in no economic change and no change to issued or stated capital stock. The excess of the amount paid for the shares, being $.01 per share, and the proposed Initial Public Offering Price ("IPO") of $0.20 per share was treated as compensation expense in accordance with SEC staff policy on valuing shares in the first year prior to an IPO. The consultants contract is a one-year contract starting November 14, 2001 extending to November 14, 2002. The compensation expense of $950,000 was charged to operations over the one-year period beginning November 14, 2001.

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

4.   Capital Stock (continued)

     c) On November 29, 2001 1,076,000 shares were issued pursuant to Rule 506 of Regulation D and Regulation S for services rendered or to be rendered. These shares were valued at $0.20 per share in accordance with SEC staff policy on valuing shares in the first year prior to an IPO or $215,200 in total. Of these shares: 850,000 were issued for CFO or directors' services to be rendered between November 20, 2001 to November 20, 2002; 76,000 shares were issued to consultants for website development for the period from November 20, 2001 to November 20, 2002 and 150,000 shares were issued to a consultant providing trade show services for the period February 1, 2001 to February 28, 2002. An amount of $22,500 was accrued to October 31, 2001 with respect to trade show services. This amount was settled by the issuance of shares on November 29, 2001. As at January 31, 2003 a total of $215,200 was charged to operations.


5.   Discontinued Operations

Discontinued operations consist of the Company's activities in the online adult entertainment industry. On November 30, 2002, Winmark Enterprises Inc. (formerly Adult Mergers, Inc.) issued 11,673,400 shares of its common stock to the Company in full payment and satisfaction of a loan owed by Winmark Enterprises Inc. ("Winmark") to the Company in the amount of $117,000. On November 30, 2002, the Company's Board of Directors unanimously approved the distribution by way of a dividend of substantially all of the Company's assets, being 11,673,500 shares of common stock (the "Spin-Off Shares") in the capital of Winmark. Winmark owns and operates online adult entertainment websites and began operations on October 19, 2001.

The results of discontinued operations are summarized as follows:

                                        Accumulated from        Three Months Ended          Six Months Ended
                                        February 1, 2001            January 31,               January 31,
                                      (Date of Inception)   ------------------------------------------------------
                                      To January 31, 2003        2003         2002         2003         2002
                                               $                   $            $            $            $
                                      ----------------------------------------------------------------------------

     Revenues                                     1,592               565            -          565            -
     =============================================================================================================

     Net operating losses                      (126,767)          (16,807)      (1,582)     (24,998)     (50,878)
     Gain on disposal                             9,767             9,767            -            -            -
     -------------------------------------------------------------------------------------------------------------

     Loss from discontinued operations         (117,000)           (7,040)      (1,582)     (24,998)     (50,878)
     =============================================================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DESCRIPTION OF BUSINESS
-----------------------

Growth Mergers Inc., (the "Company") was incorporated on February 1, 2001 in the State of Nevada. The Company received a trading symbol on the OTC Electronic Bulletin Board which is sponsored by the National Association of Securities Dealers (NASD) on August 29, 2002.

Through its wholly owned subsidiary, Adult Mergers, Inc., the Company owned and operated online adult entertainment websites. In December, 2002, the Company's shareholders approved a distribution, by way of dividend, of substantially all of the Company's assets, being 11,673,500 shares of common stock (the "Spin-off Shares") in the capital stock of Winmark Enterprises Inc. (formerly Adult Mergers Inc.).

On February 7, 2003, the Company announced the resignations of Winston Barta as President, Chief Executive Officer, Secretary and Director, along with the resignations of Graham Hunter and Chase Norlin as Directors of the Company, effective January 30, 2003.

The Company further announced the appointment of David Jackson as President and Chief Executive Officer, John Wells as Chief Financial Officer and David A. Hite as Secretary. Messrs. Jackson, Wells and Hite constitute the Company's new Board of Directors.

In addition, the Company moved its corporate offices to #1505-800 West Pender Street, Vancouver, British Columbia, Canada V6C 2V6. Telephone: 604-647-2225;
Fax: 604-647-2226.

Growth Mergers Inc. has changed its business to that of providing assistance, to promising early and mezzanine stage companies through consulting and corporate advisory services. The Company expects to be compensated for these services in cash or equity. To this end, the Company is examining a number of opportunities but due to the current difficult economic environment is exercising extra caution.

The Company is in the development stage and will continue to be in the development stage until the Company receives significant revenues from operations. The new Board of Directors is currently assessing a number of opportunities and intends to vigorously pursue any prospect where there is a potential for success. The Company's ability to achieve its objective will be dependent upon its ability to provide sufficient services to earn its compensation.

As a result, the ability of the Company to emerge from its development stage with respect to its planned principal business activity is dependent upon its ability to attain profitable operations. The Company hopes to enter into at least two relationships over the next twelve months. The Company will require cash for working capital over the next twelve months and expects to obtain sufficient funding through the issuance of its common shares. There is no guarantee that the Company will be able to attain profitability. There is substantial doubt regarding the Company's ability to continue as a going concern.

RESULTS OF OPERATIONS
---------------------

The majority of expenses still relate to the corporate costs associated with the process of filing a Registration Statement with the Securities and Exchange Commission and the issuance of shares for cash and compensation. The Company reported total expenses for the second quarter ended January 31, 2003 of $54,725 as compared to $304,499 for the second quarter ended January 31, 2002.

Accounting and audit expense for the second quarter ended January 31, 2003 was $1,300 as compared to $2,000 for the second quarter ended January 31, 2002.

In the preceding year, the Company entered into various consulting contracts and paid these contracts with the issuance of common shares. The excess of the amount paid for the shares, being $.01 per share, and the proposed Initial Public Offering ("IPO") of $0.20 per share was treated as compensation expense in accordance with SEC staff policy on valuing shares in the first year prior to an IPO. The consultants contract is a one-year contract starting November 14, 2001 extending to November 14, 2002. The compensation expenses of $950,000 will be charged to operations over the one-year period beginning November 14, 2001. Additionally, shares were issued pursuant to Rule 506 of Regulation D and Regulation S for services rendered or to be rendered. These shares were valued at $0.20 per share in accordance with SEC staff policy on valuing shares in the first year prior to an IPO. The compensation expense of $215,200 was to be charged to operations over the one-year period. As shares were exchanged for services, these expenses charged to consulting fees and wages represent no cash outlay for the Company.

These above noted compensation expenses charged to consulting fees and wages expense for the second quarter ended January 31, 2003 was $50,610 as compared to $186,667 for the second quarter ended January 31, 2002 and remains the largest expense. The above noted compensation expenses charged to Web site development expense for the second quarter ended January 31, 2003 was $1,267 as compared to $2,534 for the second quarter ended January 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

For the six months ended January 31, 2003, cash used by operating activities was $5,332, compared to $25,655 for the six months ended January 31, 2002. The difference was primarily associated with less consulting wages paid in the second quarter ended January 31, 2003.

Cash provided by financing activities was $2,015 for the six months ended January 31, 2003, compared to $74,250 for the six months ended January 31, 2002. For the six months ended January 31, 2003, cash was generated by advances from related parties in the amount of $2,015. Cash provided by financing activities for the six months ended January 31, 2002 was generated through the sale of common shares of $74,750 less advances to a related party in the amount of $500.

Cash used for operations was $12,000 for the six months ended January 31, 2003, compared to $30,000 for the six months ended January 31, 2002. This is represented by cash used to fund the operations of the Company's online adult entertainment business.

The Company currently has $1,856 cash in its bank account. Subsequent to the quarter end, the Company received funds from John Wells and David B. Jackson, two directors of the Company, in the amount of $10,000 each for working capital purposes.

From a cost perspective, many of the expenses associated with the process of filing a Registration Statement with the Securities and Exchange Commission, including legal expenses, have been significantly reduced or eliminated based on the completion of this process.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISLCOSURES ABOUT MARKET RISK

The Company is not exposed to foreign currency risk due to the Company's revenue transactions being conducted in U.S. dollars. Some of its expenses are paid in Canadian dollars but the difference in the Canadian and U.S. dollar has been relatively stable therefore not creating a significant risk.


PART II:   OTHER INFORMATION
----------------------------

ITEM 1.   LEGAL PROCEEDINGS

There have been no legal proceedings issued against or commenced by the Company.


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

None.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.   OTHER INFORMATION

A Schedule 14C Information Statement was filed with the Securities & Exchange Commission on December 19, 2002 and is incorporated herein by reference.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are filed with the Form 10-QSB:

99.1 Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for CEO.

99.2 Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for CFO.

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    March 21, 2003                  GROWTH MERGERS INC.



                                         By:    /s/  David B. Jackson
                                             -----------------------------------
                                         Name:   David B. Jackson
                                         Title:  President and Chief Executive
                                                 Officer



                                         By:    /s/  John Wells
                                             -----------------------------------
                                         Name:   John Wells
                                         Title:  Chief Financial Officer

                                 Certifications
                                 --------------

I, David B. Jackson, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Growth Mergers, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003

/s/ David B. Jackson
-------------------------------------
David B. Jackson
President and Chief Executive Officer

                                 Certifications
                                 --------------

I, John Wells, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Growth Mergers, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003

/s/ John Wells
-------------------------------------
John Wells
Chief Financial Officer