Form 10QSB
period 2003-04-30
GROWTH MERGERS INC
filed 2003-06-16
CIK 1162816

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

--------------------------------------------------------------------------------

                                   FORM 10-QSB

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended April 30, 2003.


                               GROWTH MERGERS INC.
             (Exact name of registrant as specified in its charter)

     Nevada                                          88-0488069
     (State or other jurisdiction                    (I.R.S. Employer
     of incorporation or organization)               Identification Number)

                   8846 Shamu Court, Las Vegas, NV, USA 89147
                   Telephone: (888) 772-6999 or (604) 647-2225
          (Address and telephone number of principal executive offices)

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

                             (x) Yes         ( ) No

As of April 30, 2003, the Registrant had 11,823,500 shares of Common Stock, par value $0.001 per share outstanding.

                                TABLE OF CONTENTS

PART I.           FINANCIAL INFORMATION

     ITEM 1.      FINANCIAL STATEMENTS.................................. F1 - F7

     ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS................................  4
                  DESCRIPTON OF BUSINESS ..................................  4
                  RESULTS OF OPERATIONS....................................  4
                  LIQUIDITY AND CAPITAL RESOURCES..........................  5

     ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                  RISK.....................................................  5

PART II.          OTHER INFORMATION

     ITEM 1.      LEGAL PROCEEDINGS........................................  5

     ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS................  5

     ITEM 3.      DEFAULTS UPON SENIOR SECURITIES..........................  5

     ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......  6

     ITEM 5.      OTHER INFORMATION........................................  6

     ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.........................  6


                  SIGNATURES ..............................................  7

PART I.      FINANCIAL INFORMATION
-------

ITEM 1.      FINANCIAL STATEMENTS


Growth Mergers, Inc.
(A Development Stage Company)

April 30, 2003

                                                                          Index

Balance Sheets.............................................................F-1

Statements of Operations...................................................F-2

Statements of Cash Flows...................................................F-3

Notes to the Financial Statements..........................................F-4

Growth Mergers, Inc.
(A Development Stage Company)
Balance Sheets
(expressed in U.S. dollars)


                                                                              April 30,            July 31,
                                                                                 2003                2002
                                                                                  $                   $
                                                                             (unaudited)          (audited)
ASSETS

Current Assets

Cash                                                                               16,458              17,173
Prepaid expenses (Note 4)                                                               -             335,677
---------------------------------------------------------------------------------------------------------------

Total Current Assets                                                               16,458             352,850

Discontinued Operations (Note 5)                                                        -               3,230
---------------------------------------------------------------------------------------------------------------

Total Assets                                                                       16,458             356,080
===============================================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities

Accounts payable                                                                    3,450               5,192
Accrued liabilities                                                                 2,250               2,500
Due to related party (Note 3)                                                      20,160                 100
---------------------------------------------------------------------------------------------------------------

Total Current Liabilities                                                          25,860               7,792
---------------------------------------------------------------------------------------------------------------

Contingency (Note 1)

Stockholders' Equity (Deficit)

Common Stock: 100,000,000 common shares authorized with a par value of
$0.001; 11,823,500 issued and outstanding                                          11,824              11,824

Additional Paid-in Capital                                                      1,407,678           1,402,876
---------------------------------------------------------------------------------------------------------------

                                                                                1,419,502           1,414,700

Deficit Accumulated During the Development Stage                               (1,428,904)         (1,066,412)
---------------------------------------------------------------------------------------------------------------

Total Stockholders' Equity (Deficit)                                               (9,402)            348,288
---------------------------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity                                         16,458             356,080
===============================================================================================================














              The accompanying notes are an integral part of these
                          interim financial statements

Growth Mergers, Inc.
(A Development Stage Company)
Statements of Operations
(expressed in U.S. dollars)
(unaudited)


                                                Accumulated from         Three Months Ended                 Nine Months Ended
                                                February 1, 2001              April 30,                         April 30,
                                              (Date of Inception)  -----------------------------------------------------------------
                                               to April 30, 2003        2003             2002             2003             2002
                                                        $                 $                $                $                $

Revenue                                                      -                     -            -                -                -
------------------------------------------------------------------------------------------------------------------------------------

Expenses

     Accounting and audit                               13,675                 1,800        1,975            4,000            5,175
     Bank charges and interest                             385                   172           31              220              158
     Consulting fees and wages (Note 4)              1,143,667                 1,500      287,000          332,110          484,417
     Discount on shares issued                          74,750                     -            -                -           74,750
     Legal and organizational                           33,248                   966        5,283            5,786           17,012
     Promotion and trade shows (Note 4)                 30,643                     -        2,308                -           30,643
     Web site development (Note 4)                      15,536                    78        3,800            5,145            6,334
------------------------------------------------------------------------------------------------------------------------------------

                                                     1,311,904                 4,516      300,397          347,261          618,489
------------------------------------------------------------------------------------------------------------------------------------

Net Loss Before Discontinued Operations             (1,311,904)               (4,516)    (300,397)        (347,261)        (618,489)

Loss from Discontinued Operations (Note 5)            (117,000)                    -      (20,638)         (15,231)         (71,516)
------------------------------------------------------------------------------------------------------------------------------------

Net Loss for the Period                             (1,428,904)               (4,516)    (321,035)        (362,492)        (690,005)
====================================================================================================================================

Net Loss Per Share - Basic
Net Loss Before Discontinued Operations                                            -        (0.03)           (0.03)           (0.05)
Loss from Discontinued Operations                                                  -            -                -            (0.01)
Net Loss for the Period                                                            -        (0.03)           (0.03)           (0.06)
====================================================================================================================================


Weighted Average Shares Outstanding                                       11,823,500   11,823,500       11,823,500       11,216,000
====================================================================================================================================

(Diluted loss per share has not been presented as the result is anti-dilutive)



















              The accompanying notes are an integral part of these
                          interim financial statements

Growth Mergers, Inc.
(A Development Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)


                                                                Nine Months Ended
                                                                    April 30,
                                                         -------------------------------
                                                              2003             2002
                                                                $                $

Cash Flows To Operating Activities

Net loss                                                      (362,492)        (690,005)

Adjustments to reconcile net loss to cash

Loss from discontinued operations                               15,231           71,516
Stock based compensation                                       335,677          577,751

Changes in operating assets and liabilities

Subscriptions receivable                                             -           (3,000)
Increase in accounts payable and accrued liabilities             2,809            9,443
----------------------------------------------------------------------------------------

Net Cash (Used In) Operating Activities                         (8,775)         (34,295)
----------------------------------------------------------------------------------------

Cash Flows From Financing Activities

Advances from (to) related parties                              20,060             (500)
Common shares issued                                                 -           74,750
----------------------------------------------------------------------------------------

Net Cash Provided By Financing Activities                       20,060           74,250
----------------------------------------------------------------------------------------

Cash Flows To Investing Activities

Cash used in discontinued operations                           (12,000)         (30,000)
----------------------------------------------------------------------------------------

Net Cash (Used in) Investing Activities                        (12,000)         (30,000)
----------------------------------------------------------------------------------------

Increase (Decrease) in Cash                                       (715)           9,955

Cash - Beginning of Period                                      17,173           36,747
----------------------------------------------------------------------------------------

Cash - End of Period                                            16,458           46,702
========================================================================================

Non-Cash Financing Activities

Forgiveness of debt                                              4,802                -
Stock based compensation                                             -        1,239,950
========================================================================================

Supplemental Disclosures

Interest paid                                                        -                -
Income taxes paid                                                    -                -
========================================================================================









              The accompanying notes are an integral part of these
                          interim financial statements

Growth Mergers, Inc.
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)


1.   Nature of Operations and Continuance of Business

     The Company was incorporated in the state of Nevada on February 1, 2001. The Company's head operational office is located in Vancouver, B.C., Canada. The Company's SB2 Registration Statement was declared effective by the United States Securities and Exchange Commission.

     The Company, through its former subsidiary, owned and operated online adult entertainment websites that began operations on October 19, 2001. As disclosed in Note 5, the Company intends to distribute by way of a dividend substantially all of the Company's assets, being 11,673,500 shares of common stock in the capital of Winmark Enterprises Inc. (formerly Adult Mergers, Inc.). The Company has changed its business to that of assisting early stage companies by providing direct financial investment, corporate advisory services and equity swaps, or a combination thereof.

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

     e)   Comprehensive Income

          SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at April 30, 2003, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

     f)   Financial Instruments

          The carrying value of cash and equivalents, accounts payable, accrued liabilities, and due to related party approximate fair value due to the relatively short maturity of these instruments.

Growth Mergers, Inc.
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)


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

     i)   Recent Accounting Pronouncements

          In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of SFAS No. 150 apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

          In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 expands the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The disclosure provisions of SFAS No. 148 are effective for financial statements for interim periods beginning after December 15, 2002. The Company adopted SFAS No. 148 on February 1, 2003 and its impact did not have a material effect on the Company's results of operations or financial position.

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

Growth Mergers, Inc.
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)


2.   Summary of Significant Accounting Principles (continued)

          Activity (including Certain Costs Incurred in a Restructuring)". This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Company adopted SFAS No. 146 on January 1, 2003 and its impact did not have a material effect on its financial position or results of operations.

          FASB has also issued SFAS No. 147 and 149 but they will not have any relationship to the operations of the Company therefore a description of each and their respective impact on the Company's operations have not been disclosed.

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

     k)   Reclassifications

          Certain reclassifications have been made to the prior year's financial statements to conform to the current period's presentation.


3.   Related Party Transactions/Balances

     During the quarter officers of the Company advanced $20,000 to the Company to finance operations. The Company issued promissory notes of $10,000 to each of the officers which are unsecured, bear a prime rate of interest as established by the Bank of America and are payable on demand. The Company recorded interest expense of $160 for the quarter ended April 30, 2003.


4.   Capital Stock

     The Company does not have a stock option plan. The Company issues stock to pay for services of non-employees.

     On November 29, 2001 1,076,000 shares were issued pursuant to Rule 506 of Regulation D and Regulation S for services rendered or to be rendered. These shares were valued at $0.20 per share in accordance with SEC staff policy on valuing shares in the first year prior to an IPO or $215,200 in total. Of these shares: 850,000 were issued for CFO or directors' services to be rendered between November 20, 2001 to November 20, 2002; 76,000 shares were issued to consultants for website development for the period from November 20, 2001 to November 20, 2002 and 150,000 shares were issued to a consultant providing trade show services for the period February 1, 2001 to February 28, 2002. An amount of $22,500 was accrued to October 31, 2001 with respect to trade show services. This amount was settled by the issuance of shares on November 29, 2001. As at April 30, 2003 a total of $215,200 was charged to operations.


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

     The results of discontinued operations are summarized as follows:

Growth Mergers, Inc.
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)


                                             Accumulated from        Three Months Ended           Nine Months Ended
                                             February 1, 2001             April 30,                   April 30,
                                           (Date of Inception)   ------------------------------------------------------
                                            to April 30, 2003        2003          2002          2003         2002
                                                    $                  $             $             $            $

     Revenues                                             1,592              -             -          565            -
     ==================================================================================================================

     Net operating losses                              (126,767)             -       (20,638)     (24,998)     (71,516)
     Gain on disposal                                     9,767              -             -        9,767            -
     ------------------------------------------------------------------------------------------------------------------

     Loss from discontinued operations                 (117,000)             -       (20,638)     (15,231)     (71,516)
     ==================================================================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DESCRIPTION OF BUSINESS
-----------------------

Growth Mergers Inc., (the "Company") was incorporated on February 1, 2001 in the State of Nevada. The Company received a trading symbol on the OTC Electronic Bulletin Board which is sponsored by the National Association of Securities Dealers Inc. (NASD) on August 29, 2002.

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

The Company further announced the appointment of David Jackson as President and Chief Executive Officer, John Wells as Chief Financial Officer and David A. Hite as Secretary. Messrs. Jackson, Wells and Hite constitute the Company's Board of Directors.

Effective March 7, 2003, the Company moved its corporate headquarters to 8846 Shamu Court, Las Vegas, Nevada, USA. 89147. Telephone: 888-772-6999.

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

RESULTS OF OPERATIONS
---------------------

The majority of expenses still relate to the corporate costs associated with the process of filing a Registration Statement with the Securities and Exchange Commission and the issuance of shares for cash and compensation. The Company reported total expenses for the third quarter ended April 30, 2003 of $4,516 as compared to $300,397 for the third quarter ended April 30, 2002. The decrease in expenses resulted largely from the reduction in consulting fees and wages from $287,000 in the third fiscal quarter ending April 30, 2002 to $1,500 in the third fiscal quarter ending April 30, 2003.

Accounting and audit expense for the third quarter ended April 30, 2003 was $1,800 as compared to $1,975 for the third quarter ended April 30, 2002.

In the preceding year, the Company entered into various consulting contracts and paid these contracts with the issuance of common shares. The excess of the amount paid for the shares, being $.01 per share, and the proposed offering price of $0.20 per share for the shares registered by the Company for sale by the selling shareholders was treated as compensation expense in accordance with SEC staff policy on valuing shares in the first year prior to such an offering. The consultants' contracts were for a term of one year starting November 14, 2001 extending to November 14, 2002. The compensation expenses of $950,000 was charged to operations over the one-year period beginning November 14, 2001.

Additionally, shares were issued pursuant to Rule 506 of Regulation D and Regulation S for services rendered or to be rendered. These shares were valued at $0.20 per share in accordance with SEC staff policy on valuing shares in the first year prior to such an offering. Compensation expense of $215,200 was charged to operations over the one-year period. As shares were exchanged for services, these expenses charged to consulting fees and wages represent no cash outlay for the Company.

The compensation expenses charged to consulting fees and wages expense for the third quarter ended April 30, 2003 was $1,500 as compared to $287,000 for the third quarter ended April 30, 2002. The compensation expenses charged to Web site development expense for the third quarter ended April 30, 2003 was $78 as compared to $3,800 for the third quarter ended April 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

For the nine months ended April 30, 2003, cash used by operating activities was $8,775, compared to $34,295 for the nine months ended April 30, 2002. The difference was primarily associated with less consulting, legal and organizational expenses paid in the third quarter ended April 30, 2003.

Cash provided by financing activities was $20,060 for the nine months ended April 30, 2003, compared to $74,250 for the nine months ended April 30, 2002. For the nine months ended April 30, 2003, cash was generated by advances from related parties in the amount of $20,060. Cash provided by financing activities for the nine months ended April 30, 2002 was generated through the sale of common shares of $74,750 less advances to a related party in the amount of $500.

Cash used for investing activities was $12,000 for the nine months ended April 30, 2003, compared to $30,000 for the nine months ended April 30, 2002. This is represented by cash used to fund the discontinued operations of the Company's online adult entertainment business.

The Company currently has $16,458 cash in its bank account. Prior to the quarter end, the Company received funds from John Wells and David B. Jackson, two directors of the Company, in the amount of $10,000 each for working capital purposes. The Company issued promissory notes of $10,000 each to these directors, which are unsecured, bear a prime rate of interest as established by the Bank of America and are payable on demand.

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


PART II:  OTHER INFORMATION
--------


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

Date:    June 16, 2003                    GROWTH MERGERS INC.



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

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

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

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant change sin internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  June 16, 2003


/s/  David B. Jackson

David B. Jackson
President and Chief Executive Officer

                                 Certifications
                                 --------------


I, John Wells, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Growth Mergers, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

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

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant change sin internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  June 16, 2003


/s/  John Wells

John Wells
Chief Financial Officer

                            CERTIFICATION PURSUANT TO

                             18 U.S.C. SECTION 1350

                             AS ADOPTED PURSUANT TO

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Growth Mergers, Inc. (the "Company") on Form 10-QSB for the period ended April 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

June 16, 2003

/s/  David B. Jackson

David B. Jackson
President and Chief Executive Officer

                            CERTIFICATION PURSUANT TO

                             18 U.S.C. SECTION 1350

                             AS ADOPTED PURSUANT TO

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Growth Mergers, Inc. (the "Company") on Form 10-QSB for the period ended April 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

June 16, 2003

/s/  John Wells

John Wells
Chief Financial Officer