Form 10KSB
period 2003-07-31
GROWTH MERGERS INC
filed 2003-11-13
CIK 1162816

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

================================================================================

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the fiscal year ended July 31, 2003.
     Commission File Number:  333-75048


[_] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from                  to                       .
                                    ----------------    ----------------------
     Commission file number
                            ------------------------


                              GROWTH MERGERS, INC.
                 (Name of small business issuer in its charter)

Nevada                                                    88-0488069
(State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                         Identification Number)

                   8846 Shamu Court, Las Vegas, NV, USA 89147
                    (Address of principal executive offices)

                                  888-772-6999
                           (Issuer's telephone number)

         Securities registered under Section 12(b) of the Exchange Act:

     Title of each class          Name of each exchange on which registered

          None                                      N/A

         Securities registered under Section 12(g) of the Exchange Act:

                                  Common Stock


     Check whether the issuer (1) has filed all reports  required to be filed by
     Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and, (2) has been subject to such filing requirements for the past 90 days.

                              (x) Yes       ( ) No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

         State issuer's revenues for its most recent fiscal year.   $Nil

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)

                              ( ) Yes       (x) No

     The aggregate market value of the common stock held by non-affiliates of the issuer as of October 31, 2003, was $58,367,500. based on the average of the bid and asked prices of $5.00 as reported on the Over The Counter Electronic Bulletin Board on October 10, 2003, being the last day the stock traded prior to October 31, 2003.

     As of October 31, 2003, there were 11,673,500 shares of common stock, $.001 par value, issued and outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

     If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part 1, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statements; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990.)

     There is no annual report, proxy statement, or prospectus to incorporate by reference.

PART I
------

ITEM 1.

DESCRIPTION OF BUSINESS
-----------------------

Growth Mergers Inc., (the "Company") was incorporated on February 1, 2001 in the State of Nevada. The Company received a trading symbol on the OTC Electronic Bulletin Board which is sponsored by the National Association of Securities Dealers Inc. (NASD) on August 29, 2002.

Through its wholly owned subsidiary, Adult Mergers, Inc., the Company owned and operated online adult entertainment websites. In December, 2002, the Company's shareholders approved a distribution, by way of dividend, of substantially all of the Company's assets, being 11,823,500 shares of common stock (the "Spin-off Shares") in the capital stock of Winmark Enterprises Inc. (formerly Adult Mergers Inc.). Subsequent to the distribution, 150,000 shares of common stock were returned to treasury, decreasing the issued and outstanding capital to 11,673,500.

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

As a result, the ability of the Company to emerge from its development stage with respect to its planned principal business activity is dependent upon its ability to attain profitable operations. The Company is in the development stage and will continue to be in the development stage until the Company achieves significant revenues from operations. Although planned principal activities commenced with respect to the former online adult entertainment websites, the Company did not receive significant revenue, and has disposed of this business as described in Note 5 of the financial statements as at July 31, 2003. During the period since inception on February 1, 2001 to July 31, 2003, the Company has incurred operating losses aggregating $1,436,516. At July 31, 2003 the Company has a working capital deficiency of $17,014 and a stockholders' deficit of $17,014. In a development stage company, management devotes most of its activities in developing a market for its products and services. The ability of the Company to emerge from the development stage with respect to its planned principal business activity is dependent upon its ability to attain profitable operations. There is no guarantee that the Company will be able to identify or successfully acquire businesses or assets that will produce profitability. Moreover, if a potential business or asset is identified which warrants acquisition or participation, additional funds may be required to complete the acquisition or participation, and the Company may not be able to obtain such financing on terms which are satisfactory to the Company. There is substantial doubt regarding the Company's ability to continue as a going concern.

ITEM 2.  DESCRIPTION OF PROPERTIES
         -------------------------

The Company rents its operating facilities located at 8846 Shamu Court, Las Vegas, Nevada, USA, 89147. These facilities are provided to us at no charge. This operating facility functions as our main operating facility.


ITEM 3.  LEGAL PROCEEDINGS
         -----------------

We are not aware of any legal proceedings against us. We may be involved, from time to time, in various legal proceedings and claims incident to the normal conduct of our business.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

During the fourth quarter ended July 31, 2003, no matters were submitted to a vote of security holders.


PART II
-------

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
         --------------------------------------------------------

The Company received a trading symbol on the OTC Electronic Bulletin Board which is sponsored by the National Association of Securities Dealers (NASD) on August 29, 2002. The OTC Electronic Bulletin Board is a network of security dealers who buy and sell stock. The dealers are connected by a computer network which provides information on current "bids" and "asks" as well as volume information.

The Company has 11,673,500 registered, issued and outstanding common shares. The Company has paid no cash dividends and has no outstanding options. There is no public offering of equity and there is no proposed public offering of equity.

From August 29, 2002 through July 31, 2003, the issuer's common stock was quoted between a low bid of $0.00 per share and a high bid of $6.00 per share on the Bulletin Board. Such over-the-counter quotations reflect inter-dealer prices, without retail markup, markdown, or commission and may not necessarily represent actual transactions. The following chart shows the high and low bid prices per share per calendar quarter from August 29, 2002 to July 31, 2003.

                           High Bid Price           Low Bid Price
                        --------------------     -------------------
First Quarter 2002              $0.00                   $0.00
Second Quarter 2003             $4.00                   $0.00
Third Quarter 2003              $4.90                   $1.01
Fourth Quarter 2003             $6.00                   $1.25

On July 31, 2003, there were 98 holders of record of the Company's common stock.

No dividends on any of the Company's shares were declared or paid during the years 2002 or to date in 2003, nor are any dividends contemplated in the foreseeable future.

There were no common stock issuances during the fiscal year ended July 31, 2003. Due to a cancellation of 150,000 shares, all of which were returned to the Company's treasury, the issued and outstanding capital was decreased from 11,823,500 to 11,673,500.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
         ----------------------------------------------------------

The following table outlines certain selected financial data, which should be read in conjunction with, and are qualified in their entirety by, the financial statements and related notes thereto.

STATEMENT OF OPERATIONS DATA FOR THE YEAR ENDED JULY 31
-------------------------------------------------------

                                                     2003             2002
                                                --------------   --------------
     Revenues                                   $         nil    $         nil
     Loss before discontinued operations             (354,873)        (951,291)
     Loss from discontinued operations                (15,231)         (88,682)
     Net loss                                        (370,104)      (1,039,973)
     Net loss per share - basic and diluted
         Loss before discontinued operations            (0.03)           (0.08)
         Loss from discontinued operations                  -            (0.01)
         Net loss                                       (0.03)           (0.09)
     Weighted average shares outstanding           11,823,500       11,292,000


BALANCE SHEET DATA AS AT JULY 31
--------------------------------

                                                     2003             2002
                                                --------------   --------------
     Cash                                       $       13,531   $       17,173
     Working capital (deficiency)                      (17,014)         345,058
     Total assets                                       13,531          356,080
     Total liabilities                                  30,545            7,792
     Stockholders' equity (deficit)                    (17,014)         348,288

PLAN OF OPERATIONS
------------------

As we are a development stage company, we are devoting most of our time to exploring certain opportunities. As part of our plan to analyze alternative acquisition opportunities, we have identified several situations, one which involves oil and gas and one which involves waste management.

The oil and gas properties are in Thailand. We are negotiating the acquisition of certain rights in and to those properties. If we acquire those rights, we will initiate a detailed plan of operations for those properties, which will include the raising the funds necessary to develop those properties.

The waste management opportunity is located in the United Kingdom and consists of the development of a process whereby motor vehicles and various waste products associated with motor vehicles are recycled into steel and related products, rather than disposed of as scrap. This is a new process and will require substantial research and development, which will begin when we have acquired that opportunity.

To satisfy our cash requirements for the next 12 months, we have determined that we will be required to offer and sell our securities in one or more transactions which will be exempt from the registration requirements of the Securities Act of 1933 and the rules and regulations promulgated pursuant thereto. The particular exemptions upon which we will rely are not known at this time. We are, however, negotiating for $250,000.00 in additional cash, which would be received as a result of the offer and sale of our securities in one or more of such transactions. We believe that $250,000.00 will be adequate to fund our operations during the next 12 months.

If we acquire those opportunities, it will be necessary that we raise additional funds to put those opportunities into operation and cause those opportunities to become profitable businesses.


YEAR ENDED JULY 31, 2003 COMPARED TO YEAR ENDED JULY 31, 2002
-------------------------------------------------------------

Revenues
--------

Revenues were nil in 2003 and 2002. The Company had previously earned revenues through its discontinued operations, which realized revenues of $565 for the year ended July 31, 2003 compared to revenues of $1,027 for the year ended July 31, 2002.

Costs and Expenses
------------------

Consulting fees and wages remain the largest expense. The expense for the year ended July 31, 2003 was $332,655, as compared to $804,882 for the year ended July 31, 2002. Prior to the year ended July 31, 2003, the Company entered into various consulting contracts and paid these contracts with the issuance of common shares. During this fiscal year, no common shares have been issued. The excess of the amount paid for the shares, being $0.01 per share, and the proposed Initial Public Offering Price ("IPO") of $0.20 per share was treated as compensation expense in accordance with SEC staff policy on valuing shares in the first year prior to an IPO. The consultants contract was a one-year contract starting November 14, 2001 extending to November 14, 2002. The compensation expense of $950,000 was charged to operations over the one-year period beginning November 14, 2001 of which $672,917 was charged in fiscal 2002 and $277,083 was charged in fiscal 2003. Additionally, shares were issued pursuant to Rule 506 of Regulation D and Regulation S for services rendered or to be rendered. These shares were valued at $0.20 per share in accordance with SEC staff policy on valuing shares in the first year prior to an IPO. The compensation expense of $215,200 was charged to operations over the one-year period, of which $156,606 was charged in fiscal 2002 and $58,594 was charged in fiscal 2003. As shares were exchanged for services, these expenses charged to Consulting fees and wages represent no cash outlay for the Company.

Legal and organizational expense for the year ended July 31, 2003 was $9,963 as compared to $22,792 for the year ended July 31, 2002. The majority of these expenses in the prior fiscal year related to the ongoing legal costs associated with the process of going public.

Promotion and trade show expense for the year ended July 31, 2003 was nil compared to $30,643 for the year ended July 31, 2002. The majority of these expenses in fiscal 2002 related to costs associated with traveling to trade shows and identifying potential acquisition targets.

Discount on shares issued expensed for the year ended July 31, 2003 was nil as compared to $74,750 for the year ended July 31, 2002. The Company accepted and executed subscription agreements and issued 747,500 shares at $0.10 per share for cash proceeds of $74,750. These shares were issued to friends and business associates of the original shareholder and President of the Company. In accordance with SEC staff policy on valuing shares in the first year prior to an IPO, these shares are deemed to be issued at $0.20 per share resulting in a $0.10 per share discount. This amount, totaling $74,750, was charged to operations during fiscal 2002.

Web site development expense for the year ended July 31, 2003 was $5,145, as compared to $10,391 for the year ended July 31, 2002. This expense represents the amortization of web site development costs.

The Company reported total expenses for the year ended July 31, 2003 of $354,873 as compared to $951,291 for the year ended July 31, 2002. The majority of the decrease relates to the reduction in consulting fees and wages from $804,882 in fiscal 2002 to $332,655 in fiscal 2003, discount on shares issued from $74,750 in fiscal 2002 to nil in fiscal 2003, and promotion and trade shows from $30,643 in fiscal 2002 to nil in fiscal 2003.

Loss from discontinued operations decreased from $88,682 in fiscal 2002 to $15,231 in fiscal 2003. This represents the Company's former activities in the online adult entertainment industry. On November 30, 2002, the Company's Board of Directors unanimously approved the distribution by way of a dividend of substantially all of the Company's assets, being 11,673,500 shares of common stock in the capital of Winmark Enterprises Inc., the Company's former wholly owned subsidiary. Therefore, the operations of Winmark have been reclassified as discontinued operations.

Liquidity and Capital Resources
-------------------------------

The Company has a working capital deficiency of $17,014 as of July 31, 2003. The Company also has short-term debt of $30,545, long-term debt of nil and a stockholders' deficit of $17,014 as at July 31, 2003.

The Company has generated substantial operating losses since inception The Company is in the development stage and will continue to be in the development stage until the Company achieves significant revenues from operations. Although planned principal activities commenced with respect to the former online adult entertainment websites, the Company did not receive significant revenue, and has disposed of this business effective November 30, 2002. During the period since inception on February 1, 2001 to July 31, 2003, the Company has incurred operating losses aggregating $1,436,516.

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

These factors, among others, raise substantial doubt regarding the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of assets and carrying amounts of liabilities that might be necessary should the Company be unable to continue as a going concern.

For the year ended July 31, 2003, cash used by operating activities was $12,017 compared to $39,324 for the year ended July 31, 2002. The use of funds related to the operating costs of the Company.

Cash provided by financing activities was $20,375 for the year ended July 31, 2003, compared to $74,750 for the year ended July 31, 2002. Cash provided by financing activities for the year ended July 31, 2003 was generated through advances from related parties in the amount of $20,375. Cash provided by financing activities for the year ended July 31, 2002 was generated through the sale of common shares of $74,750

The Company currently has $13,531 cash in its bank account. The Company is pursuing multiple growth strategies and assessing a number of opportunities. The Company intends to vigorously pursue any prospect where there is a potential for success as well as the possibility of acquiring an existing revenue generating business.


APPLICATION OF CRITICAL ACCOUNTING ISSUES
-----------------------------------------

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. We have not produced significant revenues from our principal business and we are a Development Stage Company as defined by Statement of Financial Accounting Standard ("SFAS") No. 7. Preparing financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the balance sheet dates, and the recognition of revenues and expenses for the reporting periods. These estimates and assumptions are affected by management's application of accounting policies.


Accounting for Stock-Based Compensation
---------------------------------------

The Company has adopted SFAS No. 123 "Accounting for Stock Based Compensation" which requires that stock awards granted to employees and non-employees are recognized as compensation expense based on the fair market value of the stock award or fair market value of the goods and services received whichever is more reliably measurable.

Recent Accounting Pronouncements
--------------------------------

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


ITEM 7.  FINANCIAL STATEMENTS
         --------------------

Attached hereto and incorporated herein by reference are the audited financial statements of the Company as at July 31, 2003, July 31, 2002 and the related statements of operations, stockholders' equity and cash flows for the period from February 1, 2002 (date of inception) to July 31, 2003 and the years ended July 31, 2003 and 2002.


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

None.


ITEM 8A.  CONTROLS AND PROCEDURES
          -----------------------

Management, including the Principal Executive Officer and Principal Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) and 15d-14(c). This evaluation was conducted within 90 days prior to the filing of this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date the Principal Executive Officer and Principal Financial Officer completed their evaluation.


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
        ------------------------------------------------------------------------
        WITH SECTION 15(a) OF THE EXHANGE ACT
        -------------------------------------

Set forth below is certain information concerning each person who was an executive officer or a director of the Company as of July 31, 2003. All officers and directors hold office until their respective successors are elected and qualified, or until their earlier resignation or removal.

Name                          Age    Title                       Term of Service
---------------------------  -----  ---------------------------  ---------------
David B. Jackson
Vancouver, British Columbia         President, Chief Executive
Canada                        57      Officer and Director           6 months

John Wells
London, England                     Chief Financial Officer and
United Kingdom                60      Director                       6 months

David A. Hite
Las Vegas, NV
USA                           61      Secretary and Director         6 months


David B. Jackson
----------------

Growth Mergers, Inc. President and Chief Executive  Officer and Director 02/03 -
   present;
Principal in a Private Mortgage Brokerage Company providing funds to residential and commercial borrowers - /02 - present;
Private  investor,  and consultant  to private  and  public corporations - /00 -
   present;
Co-founder, CEO and Director, Wowtown Inc., a network of community advertising portals utilizing the Internet to connect merchants to customers through a membership driven local resource guide - /99 - /01;
Co-founder and President, Fortune Entertainment Corporation, a company involved in the development and deployment of electronic player station games of skill for the gaming sector. Arranged and closed;

Mr. Jackson has over 25 years experience in the private and public sectors as a principal, consultant and as a director of a number of public companies. Mr. Jackson's experience includes heavy machinery sales, real estate development and mining exploration. He has assisted a number of technology companies over the past several years, providing advice and arranging financing.

John Wells
----------

Growth Mergers, Inc. Chief Financial Officer and Director 02/03 - present; Jupiter Oil and Gas Inc., Director /03 - present;
Veronex Technologies, Inc. - Director /98 - present;

Mr. Wells has extensive knowledge in corporate structuring in many jurisdictions including Europe, Canada and the United States. He has acted as a corporate and financial advisor in financing for start-up companies, mainly in the junior industrial sector.

David A. Hite
-------------

Growth Mergers, Inc. - Secretary and Director 02/03 - present;
Entrust Financial  Services,  Inc. - Vice President,  Secretary-Treasurer  and a
   Director since 07/02- 08/03;
Veronex Technologies,  Inc. - Chairman of the Board, President,  Chief Financial
   Officer and Chief Executive Officer from 08/00 - present; formerly held various positions with Veronex Technologies, Inc. and has acted as a Director of Veronex since August 21, 1987;

Mr. Hite has over 35 years experience in the public company arena. He is a licensed CPA and real estate broker in California. He began his career as an accountant with the firm of Ernst & Young in 1967. Since 1972, he has served as the CFO for several Fortune 500 companies. Mr. Hite has a Bachelor of Science degree in Accounting from California State University at Long Beach.

ITEM 10.  EXECUTIVE COMPENSATION
          ----------------------

The Company's current directors and officers receive no compensation. The Company has no stock option plan and no shares were issued to the directors and officers in addition to what was registered on the Company's initial SB-2 registration statement.

There are no current employment agreements between the Company and its executive officers.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees of the Company in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the Company or any of its subsidiaries, if any.


ITEM 11.  SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL  OWNERS AND  MANAGEMENT AND
          ----------------------------------------------------------------------
          RELATED STOCKHOLDER MATTERS.
          ----------------------------

The following table sets forth, as of October 31, 2003, certain information as to shares of the common stock owned by (I) each person known by management to beneficially own more than 5% of the outstanding common stock, (ii) each of the Company's directors, and (iii) all executive officers and directors of the Company as a group:

                      Amount and Nature of Beneficial  Percentage of Outstanding
  Name and Address             Shares Owned                  Ownership
--------------------  -------------------------------  -------------------------
  David B. Jackson               Nil                            0%
     John Wells                  Nil                            0%
    David A. Hite                Nil                            0%

There are no shareholders of record who own more than 5% of the outstanding common stock. As a group, all officers and directors of the Company hold Nil shares of common stock.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

We intend that any transactions between the company and our officers, directors, principal stockholders, affiliates or advisors will be on terms no less favorable to us than those reasonably obtainable from third parties. To date there have been no related party transactions between us and a thirty party other than a loan in the third quarter, being the period ended April 30, 2003, which the Company borrowed from John Wells and David B. Jackson, two directors and executive officers of the Company. The amount of these loans was a total of $10,000.00 from each of Messrs. Wells and Jackson and are being used for working capital purposes. The Company issued Promissory Notes of $10,000.00 each to each of these directors, which are unsecured, bear a prime rate of interest as established by the Bank of American and are payable on demand. The Company recorded interest expense of $375.00 for the year ended July 31, 2003.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

(a)       The following exhibits are filed as part of this report:

3(i) Certificate of Incorporation of Growth Mergers, Inc. dated February 1, 2001 is incorporated by reference to the S-1 Registration Statement filed with the Securities and Exchange Commission on April 5, 2002.

3(ii) Bylaws of Growth Mergers, Inc. are incorporated by reference to the S-1 Registration Statement filed with the Securities and Exchange Commission on April 5, 2002.

(b) No reports on Form 8-K were required to be filed during the last quarter of the period covered by this report.

(c)       Financial Statements - attached.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.
          ---------------------------------------

(1)       Audit Fees
          ----------

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the Manning Elliott for the audit of the annual financial statements and review of financial statements included in the Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements amount to $1,950.00 for the fiscal year ended July 31, 2003 and $2,625.00 for the fiscal year ended July 31, 2002.

(2)       Audit-Related Fees - Nil
          ------------------

(3)       Tax Fees - Nil.
          --------

(4)       All Other Fees - Nil.
          --------------

(5)       Disclosure Controls and Procedures
          ----------------------------------

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Within 90 days prior to the date of this report, our management carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14. Based upon the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in connection with the filing of this Annual Report on Form 10-KSB for the year ended July 31, 2003.

(6)       Changes in Internal Controls
          ----------------------------

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

Growth Mergers, Inc.
(A Development Stage Company)

July 31, 2003


                                                                          Index

Independent Auditors' Report...............................................F-1

Balance Sheets.............................................................F-2

Statements of Operations...................................................F-3

Statements of Cash Flows...................................................F-4

Statement of Stockholders' Equity..........................................F-5

Notes to the Financial Statements..........................................F-6

                                      _ _
                                     |_|_|
                                     |_|_|


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




Independent Auditors' Report
----------------------------

To the Stockholders and the Board of Directors of Growth Mergers, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Growth Mergers, Inc. (A Development Stage Company) as of July 31, 2003 and 2002 and the related statements of operations, stockholders' equity and cash flows for the period from February 1, 2001 (Date of Inception) to July 31, 2003 and the years ended July 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of Growth Mergers, Inc. (A Development Stage Company), as of July 31, 2003 and 2002, and the results of its operations and its cash flows for the period from February 1, 2001 (Date of Inception) to July 31, 2003 and the years ended July 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated any significant revenues since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.






CHARTERED ACCOUNTANTS

Vancouver, Canada

November 4, 2003

Growth Mergers, Inc.
(A Development Stage Company)
Balance Sheets
(expressed in U.S. dollars)


                                                                   July 31,            July 31,
                                                                     2003                2002
                                                                      $                   $
                                                               ----------------    ----------------

                                     ASSETS

Current Assets

Cash                                                                   13,531              17,173
Prepaid expenses (Note 4)                                                   -             335,677
---------------------------------------------------------------------------------------------------

Total Current Assets                                                   13,531             352,850

Discontinued Operations (Note 5)                                            -               3,230
---------------------------------------------------------------------------------------------------

Total Assets                                                           13,531             356,080
===================================================================================================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable                                                        5,825               5,192
Accrued liabilities                                                     4,345               2,500
Due to related parties (Note 3)                                        20,375                 100
---------------------------------------------------------------------------------------------------

Total Current Liabilities                                              30,545               7,792
---------------------------------------------------------------------------------------------------

Contingent Liability (Note 1)

Stockholders' Equity (Deficit)

Common Stock: 100,000,000 common shares authorized with
a par value of $0.001; 11,823,500 issued and outstanding               11,824              11,824

Additional Paid-in Capital                                          1,407,678           1,402,876

Deficit Accumulated During the Development Stage                   (1,436,516)         (1,066,412)
===================================================================================================

Total Stockholders' Equity (Deficit)                                  (17,014)            348,288
===================================================================================================

Total Liabilities and Stockholders' Equity                             13,531             356,080
===================================================================================================















    The accompanying notes are an integral part of these financial statements

Growth Mergers, Inc.
(A Development Stage Company)
Statements of Operations
(expressed in U.S. dollars)


                                                Accumulated from
                                                February 1, 2001          For the             For the
                                               (Date of Inception)       Year Ended          Year Ended
                                                to July 31, 2003       July 31, 2003       July 31, 2002
                                                        $                    $                   $
                                               -------------------    ----------------    ----------------

Revenue                                                        -                   -                   -
----------------------------------------------------------------------------------------------------------

Expenses

Accounting and audit                                      16,275               6,600               7,675
Bank charges and interest                                    675                 510                 158
Consulting fees and wages (Note 4)                     1,137,537             332,655             804,882
Discount on shares issued                                 74,750                   -              74,750
Legal and organizational                                  44,100               9,963              22,792
Promotion and trade shows (Note 4)                        30,643                   -              30,643
Web site development (Note 4)                             15,536               5,145              10,391
----------------------------------------------------------------------------------------------------------

                                                       1,317,141             354,873             951,291
----------------------------------------------------------------------------------------------------------

Net Loss Before Discontinued Operations               (1,319,516)           (354,873)           (951,291)

Loss From Discontinued Operations (Note 5)              (117,000)            (15,231)            (88,682)
----------------------------------------------------------------------------------------------------------

Net Loss for the Period                               (1,436,516)           (370,104)         (1,039,973)
==========================================================================================================

Net Loss Per Share - Basic
Net Loss Before Discontinued Operations                                        (0.03)              (0.08)
Loss From Discontinued Operations                                                  -               (0.01)
Net Loss for the Period                                                        (0.03)              (0.09)
==========================================================================================================


Weighted Average Shares Outstanding                                       11,823,500          11,292,000
==========================================================================================================

(Diluted loss per share has not been presented as the result is anti-dilutive)



















    The accompanying notes are an integral part of these financial statements

Growth Mergers, Inc.
(A Development Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)

                                                          Accumulated from
                                                          February 1, 2001          For the             For the
                                                         (Date of Inception)       Year Ended          Year Ended
                                                          to July 31, 2003       July 31, 2003       July 31, 2002
                                                                  $                    $                   $
                                                         -------------------    ----------------    ----------------

Cash Flows To Operating Activities

Net loss                                                        (1,436,516)           (370,104)         (1,039,973)

Adjustments to reconcile net loss to cash

Loss from discontinued operations                                  117,000              15,231              88,684
Stock based compensation                                         1,239,950             335,677             904,273

Changes in non-cash working capital item

Increase in accounts payable and accrued liabilities                14,872               7,179               7,692
--------------------------------------------------------------------------------------------------------------------

Net Cash Used In Operating Activities                              (64,694)            (12,017)            (39,324)
--------------------------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities

Advances from related parties                                       20,475              20,375                   -
Common shares issued                                               174,750                   -              74,750
--------------------------------------------------------------------------------------------------------------------

Net Cash Provided By Financing Activities                          195,225              20,375              74,750
--------------------------------------------------------------------------------------------------------------------

Cash Flows To Investing Activities

Cash used in discontinued operations                              (117,000)            (12,000)            (55,000)
--------------------------------------------------------------------------------------------------------------------

Net Cash Used in Investing Activities                             (117,000)            (12,000)            (55,000)
--------------------------------------------------------------------------------------------------------------------

Increase (Decrease) in Cash                                         13,531              (3,642)            (19,574)

Cash - Beginning of Period                                               -              17,173              36,747
--------------------------------------------------------------------------------------------------------------------

Cash - End of Period                                                13,531              13,531              17,173
====================================================================================================================

Non-Cash Financing Activities

Forgiveness of debt                                                  4,802               4,802                   -
Stock based compensation                                         1,239,950                   -           1,239,950
====================================================================================================================

Supplemental Disclosures

Interest paid                                                            -                   -                   -
Income taxes paid                                                        -                   -                   -
====================================================================================================================











    The accompanying notes are an integral part of these financial statements

Growth Mergers, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity
From February 1, 2001 (Date of Inception) to July 31, 2003
(expressed in U.S. dollars)

                                                                                           Deficit
                                                                                         Accumulated
                                                                           Additional     During the
                                                   Common Stock             Paid-in      Development
                                               Shares         Amount        Capital         Stage          Total
                                                 #              $              $              $              $
                                            ------------   ------------   ------------   ------------   -----------

Balance - February 1, 2001 (Date of
Inception)                                            -              -              -              -             -

Stock issued for cash at $0.01 per share     10,000,000         10,000         90,000              -       100,000

  Net loss for the period                             -              -              -        (26,439)      (26,439)
-------------------------------------------------------------------------------------------------------------------

Balance - July 31, 2001                      10,000,000         10,000         90,000        (26,439)       73,561

Stock repurchased and evidenced by a
note payable                                 (5,000,000)        (5,000)       (45,000)             -       (50,000)

Stock issued at $0.20 per share for a
$50,000 note receivable and compensation
for services rendered or to be rendered       5,000,000          5,000        995,000              -     1,000,000

Stock issued for cash at $0.10 per share
plus a $0.10 per share discount                747,5000            748        148,752              -       149,500

Stock issued at $0.20 per share for
services rendered or to be rendered           1,076,000          1,076        214,124              -       215,200

  Net loss for the year                               -              -              -     (1,039,973)   (1,039,973)
-------------------------------------------------------------------------------------------------------------------

Balance - July 31, 2002                      11,823,500         11,824      1,402,876     (1,066,412)      348,288

  Forgiveness of debt                                 -              -          4,802              -         4,802

  Net loss for the year                               -              -              -       (370,104)     (370,104)
-------------------------------------------------------------------------------------------------------------------

Balance - July 31, 2003                      11,823,500         11,824      1,407,678     (1,436,516)     (17,014)
===================================================================================================================
















    The accompanying notes are an integral part of these financial statements

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

     The Company is in the development stage and will continue to be in the development stage until the Company achieves significant revenues from operations. Although planned principal activities commenced with respect to the former online adult entertainment websites, the Company did not receive significant revenue, and has disposed of this business as described in Note
     5. During the period since inception on February 1, 2001 to July 31, 2003, the Company has incurred operating losses aggregating $1,436,516. At July 31, 2003 the Company has a working capital deficiency of $17,014 and a stockholders' deficit of $17,014. In a development stage company, management devotes most of its activities in developing a market for its products and services. The ability of the Company to emerge from the development stage with respect to its planned principal business activity is dependent upon its ability to attain profitable operations. There is no guarantee that the Company will be able to identify or successfully acquire businesses or assets that will produce profitability. Moreover, if a potential business or asset is identified which warrants acquisition or participation, additional funds may be required to complete the acquisition or participation, and the Company may not be able to obtain such financing on terms which are satisfactory to the Company. There is substantial doubt regarding the Company's ability to continue as a going concern.


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

     e)   Comprehensive Income

          SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at July 31, 2003, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

     i)   Reclassifications

          Certain reclassifications have been made to the prior year's financial statements to conform to the current period's presentation.

     j)   Recent Accounting Pronouncements

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


3.   Related Party Transactions/Balances

     During the year officers of the Company advanced $20,000 to the Company to finance operations. The Company issued promissory notes of $10,000 to each of the officers which are unsecured, bear a prime rate of interest as established by the Bank of America and are payable on demand. The Company recorded interest expense of $375 for the year ended July 31, 2003.


4.   Capital Stock

     The Company does not have a stock option plan. The Company issues stock to pay for services of non-employees.

     a) On November 14, 2001, 5,000,000 common shares of 10,000,000 shares originally issued for $100,000 cash were repurchased by the Company for $50,000 evidenced by a note payable. Pursuant to an agreement dated August, 2001, on November 14, 2001, 5,000,000 shares were issued at $0.01 per share, pursuant to a subscription agreement, for a $50,000 note receivable. The holders of the note payable and the note receivable agreed to offset the notes resulting in no economic change and no change to issued or stated capital stock. The excess of the amount paid for the shares, being $.01 per share, and the Initial
          Public Offering Price ("IPO") of $0.20 per share was treated as compensation expense in accordance with SEC staff policy on valuing shares in the first year prior to an IPO. The consultant's contract is a one-year contract starting November 14, 2001 extending to November 14, 2002. The compensation expense of $950,000 was charged to operations over the one-year period beginning November 14, 2001. For the year ended July 31, 2002 a total of $672,917 was charged to operations and for the year ended July 31, 2003 a total of $277,083 was charged to operations.

     b) On November 20, 2001, the Company accepted and executed subscription agreements and issued 747,500 shares at $0.10 per share for cash proceeds of $74,750. These shares were issued to friends and business associates of the original shareholder and President of the Company. In accordance with SEC staff policy on valuing shares in the first year prior to an IPO, these shares are deemed to be issued at $0.20 per share resulting in a $0.10 per share discount. This amount, totalling $74,750, was charged to operations during the year ended July 31, 2002 as compensation expense.

     c) On November 29, 2001, 1,076,000 shares were issued pursuant to Rule 506 of Regulation D and Regulation S for services rendered or to be rendered. These shares were valued at $0.20 per share in accordance with SEC staff policy on valuing shares in the first year prior to an IPO or $215,200 in total. Of these shares: 850,000 were issued for CFO or directors' services rendered for the period from November 20, 2001 to November 20, 2002; 76,000 shares were issued to consultants for website development for the period from November 20, 2001 to November 20, 2002 and 150,000 shares were issued to a consultant providing trade show services for the period from February 1, 2001 to February 28, 2002. An amount of $22,500 was accrued to October 31, 2001 with respect to trade show services. This amount was settled by the issuance of shares on November 29, 2001. For the year ended July 31, 2002 a total of $156,606 was charged to operations and for the year ended July 31, 2003 a total of $58,594 was charged to operations.

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

     The results of discontinued operations are summarized as follows:

                                          Accumulated from
                                          February 1, 2001         For the            For the
                                         (Date of Inception)      Year Ended         Year Ended
                                          to July 31, 2003      July 31, 2003      July 31, 2002
                                                  $                   $                  $
                                         -------------------   ----------------   ----------------

     Revenues                                        1,592                565               1027
     =============================================================================================


     Net operating losses                         (126,767)           (24,998)           (88,682)
     Gain on disposal                                9,767              9,767                  -
     ---------------------------------------------------------------------------------------------

     Loss from discontinued operations            (117,000)           (15,231)           (88,682)
     =============================================================================================


6.   Income Taxes

     Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has incurred net operating losses of $181,000, which commence expiring in 2016. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

     The components of the net deferred tax asset at July 31, 2003 and 2002, the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:

                                             2003                 2002
                                              $                    $
                                       ----------------     ----------------

          Net Operating Loss                17,000               138,000

          Statutory Tax Rate                 34%                   34%

          Effective Tax Rate                  -                     -

          Deferred Tax Asset                5,800                 47,000

          Valuation Allowance              (5,800)               (47,000)
          -------------------------------------------------------------------

          Net Deferred Tax Asset              -                     -
          ===================================================================

SIGNATURES
----------

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    November 13, 2003                   GROWTH MERGERS INC.
                                             -------------------


                                        By:  /s/  David B. Jackson
                                             ---------------------
                                        Name:   David B. Jackson
                                        Title:  President and Chief Executive
                                                Officer


                                        By:  /s/  John Wells
                                             ---------------------
                                        Name:   John Wells
                                        Title:  Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:    November 13, 2003                   GROWTH MERGERS INC.
                                             -------------------


                                        By:  /s/  David B. Jackson
                                             ---------------------
                                        Name:   David B. Jackson
                                        Title:  President and Chief Executive
                                                Officer


                                        By:  /s/  John Wells
                                             ---------------------
                                        Name:   John Wells
                                        Title:  Chief Financial Officer