Form 10QSB
period 2003-10-31
GROWTH MERGERS INC
filed 2003-12-22
CIK 1162816

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

--------------------------------------------------------------------------------

                                   FORM 10-QSB

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended October 31, 2003.


                               GROWTH MERGERS INC.
        (Exact name of small business issuer as specified in its charter)

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

                                  With copy to:
                                 Stepp Law Group
                          32 Executive Park, Suite 105
                          Irvine, California 92614-6742
                     Tel: (949) 660-9700 Fax: (949) 660-9010
           (Name, address and telephone number for Agent for Service)

     Check whether the issuer (1) has filed all reports  required to be filed by
     Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                             (x) Yes         ( ) No

As of October 31, 2003, the Registrant had 11,673,500 shares of Common Stock, par value $0.001 per share outstanding.

           Transitional Small Business Disclosure Format (Check one):

                             ( ) Yes         (x) No

                                TABLE OF CONTENTS

PART I.          FINANCIAL INFORMATION

     ITEM 1.     FINANCIAL STATEMENTS....................................F1 - F6

     ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND PLAN OF OPERATIONS...................7
                     DESCRIPTON OF BUSINESS.................................7
                     PLAN OF OPERATIONS FOR NEXT TWELVE MONTHS..............8
                     RESULTS OF OPERATIONS..................................8
                     LIQUIDITY AND CAPITAL RESOURCES........................9

     ITEM 3.     CONTROLS AND PROCEDURES....................................9

PART II.         OTHER INFORMATION

     ITEM 1.     LEGAL PROCEEDINGS..........................................9

     ITEM 2.     CHANGES IN SECURITIES.....................................10

     ITEM 3.     DEFAULTS UPON SENIOR SECURITIES...........................10

     ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                         HOLDERS...........................................10

     ITEM 5.     OTHER INFORMATION.........................................10

     ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K..........................10


                 SIGNATURES ...............................................11

PART I.     FINANCIAL INFORMATION
-------     ---------------------

ITEM 1.     FINANCIAL STATEMENTS



Growth Mergers, Inc.
(A Development Stage Company)
October 31, 2003



                                      Index


Balance Sheets...............................................................F-1

Statements of Operations.....................................................F-2

Statements of Cash Flows.....................................................F-3

Notes to the Financial Statements............................................F-4

Growth Mergers, Inc.
(A Development Stage Company)
Balance Sheets
(expressed in U.S. dollars)



                                                                     October 31,           July 31,
                                                                         2003                2003
                                                                          $                   $
                                                                     (unaudited)         (audited)
                                                                   ----------------    ----------------
                                     ASSETS

Current Assets

Cash                                                                        7,143              13,531
-------------------------------------------------------------------------------------------------------

Total Assets                                                                7,143              13,531
=======================================================================================================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable                                                            5,150               5,825
Accrued liabilities                                                         8,539               4,345
Due to related parties (Note 3)                                            22,588              20,375
-------------------------------------------------------------------------------------------------------

Total Current Liabilities                                                  36,277              30,545
-------------------------------------------------------------------------------------------------------

Contingent Liability (Note 1)

Stockholders' Equity (Deficit)

Common Stock:
100,000,000 common shares authorized with a par value of $0.001;
11,673,500 issued and outstanding                                          11,674              11,674

Additional Paid-in Capital                                              1,407,828           1,407,828

Deficit Accumulated During the Development Stage                       (1,448,636)         (1,436,516)
-------------------------------------------------------------------------------------------------------

Total Stockholders' Equity (Deficit)                                      (29,134)            (17,014)
-------------------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity                                  7,143              13,531
=======================================================================================================

















    The accompanying notes are an integral part of these financial statements

Growth Mergers, Inc.
(A Development Stage Company)
Statements of Operations
(expressed in U.S. dollars)
(Unaudited)

                                                Accumulated from          For the             For the
                                                February 1, 2001        Three months        Three months
                                               (Date of Inception)         ended               ended
                                                 to October 31,         October 31,         October 31,
                                                      2003                  2003                2002
                                                        $                    $                   $
                                               -------------------    ----------------    ----------------

Revenue                                                        -                   -                   -
----------------------------------------------------------------------------------------------------------


Expenses

Accounting and audit                                      18,525               2,250                 900
Bank charges and interest                                    889                 214                  30
Consulting fees and wages                              1,139,867               2,330             280,000
Discount on shares issued                                 74,750                   -                   -
Legal and organizational                                  51,426               7,326               3,290
Promotion and trade shows                                 30,643                   -                   -
Web site development                                      15,536                   -               3,800
----------------------------------------------------------------------------------------------------------

                                                       1,331,636              12,120             288,020
----------------------------------------------------------------------------------------------------------

Net Loss Before Discontinued Operations               (1,331,636)            (12,120)           (288,020)

Loss From Discontinued Operations (Note 4)              (117,000)                  -             (17,958)
----------------------------------------------------------------------------------------------------------

Net Loss for the Period                               (1,448,636)            (12,120)           (305,978)
==========================================================================================================


Net Loss Per Share - Basic
Net Loss Before Discontinued Operations                                        (0.00)              (0.02)
Loss From Discontinued Operations                                                  -               (0.01)
Net Loss for the Period                                                        (0.00)              (0.03)
==========================================================================================================


Weighted Average Shares Outstanding                                       11,673,500          11,824,000
==========================================================================================================

(Diluted loss per share has not been presented as the result is anti-dilutive)


















    The accompanying notes are an integral part of these financial statements

Growth Mergers, Inc.
(A Development Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)
(Unaudited)


                                                             For the             For the
                                                           Three months        Three months
                                                              ended               ended
                                                           October 31,         October 31,
                                                               2003                2002
                                                                $                   $
                                                         ----------------    ----------------

Cash Flows To Operating Activities

Net loss                                                        (12,120)           (305,978)

Adjustments to reconcile net loss to cash

Loss from discontinued operations                                     -              17,958
Stock based compensation                                              -             280,000

Changes in operating assets and liabilities

Increase in accounts payable and accrued liabilities              3,519              (6,744)
---------------------------------------------------------------------------------------------

Net Cash Used In Operating Activities                            (8,601)            (14,764)
---------------------------------------------------------------------------------------------

Cash Flows To Investing Activities

Cash used in discontinued operations                                  -              (4,116)
---------------------------------------------------------------------------------------------

Net Cash Used in Investing Activities                                 -              (4,116)
---------------------------------------------------------------------------------------------

Cash Flows From Financing Activities

Advances from related parties                                     2,213               5,611
---------------------------------------------------------------------------------------------

Net Cash Provided By Financing Activities                         2,213               5,611
---------------------------------------------------------------------------------------------

Decrease in Cash                                                 (6,388)            (13,269)

Cash - Beginning of Period                                       13,531              17,173
---------------------------------------------------------------------------------------------

Cash - End of Period                                              7,143               3,904
=============================================================================================


Non-Cash Financing Activities

Forgiveness of debt                                                   -                   -
Stock based compensation                                              -             280,000
=============================================================================================


Supplemental Disclosures

Interest paid                                                         -                   -
Income taxes paid                                                     -                   -
=============================================================================================









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

     The Company, through its former subsidiary, owned and operated online adult entertainment websites that began operations on October 19, 2001. As disclosed in Note 4, the Company intends to distribute by way of a dividend substantially all of the Company's assets, being 11,673,500 shares of common stock in the capital of Winmark Enterprises Inc. (formerly Adult Mergers, Inc.). The Company has changed its business to that of assisting early stage companies by providing direct financial investment, corporate advisory services and equity swaps, or a combination thereof.

     The Company is in the development stage and will continue to be in the development stage until the Company achieves significant revenues from operations. Although planned principal activities commenced with respect to the former online adult entertainment websites, the Company did not receive significant revenue, and has disposed of this business as described in Note
     4. During the period since inception on February 1, 2001 to October 31, 2003, the Company has incurred operating losses aggregating $1,448,636. At October 31, 2003 the Company has a working capital deficiency of $29,134 and a stockholders' deficit of $29,134. In a development stage company, management devotes most of its activities in developing a market for its products and services. The ability of the Company to emerge from the development stage with respect to its planned principal business activity is dependent upon its ability to attain profitable operations. There is no guarantee that the Company will be able to identify or successfully acquire businesses or assets that will produce profitability. Moreover, if a potential business or asset is identified which warrants acquisition or participation, additional funds may be required to complete the acquisition or participation, and the Company may not be able to obtain such financing on terms which are satisfactory to the Company. There is substantial doubt regarding the Company's ability to continue as a going concern.


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

     e)   Comprehensive Income

          SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at October 31, 2003, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

     k)   Recent Accounting Pronouncements

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


3.   Related Party Transactions/Balances

     During the prior fiscal year officers of the Company advanced $20,000 to the Company to finance operations. The Company issued promissory notes of $10,000 to each of the officers which are unsecured, bear a prime rate of interest as established by the Bank of America and are payable on demand. The Company recorded interest expense of $214 for the three month period ended October 31, 2003 (October 31, 2002 -- $NIL).


4.   Discontinued Operations

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

     The results of discontinued operations are summarized as follows:

                                            Accumulated from         For the        For the
                                            February 1, 2001      Three months    Three months
                                           (Date of Inception)        ended          ended
                                             to October 31,        October 31,    October 31,
                                                  2003                2003            2002
                                                   $                    $              $

     Revenues                                          1,592                 -             565
     ===========================================================================================


     Net operating losses                           (126,767)                -         (18,523)
     Gain on disposal                                  9,767                 -               -
     ------------------------------------------------------------------------------------------

     Loss from discontinued operations              (117,000)                -         (17,958)
     ===========================================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

CAUTION ABOUT FORWARD-LOOKING STATEMENTS
----------------------------------------

This Form 10-QSB includes "forward-looking" statements about future financial results, future business changes and other events that haven't yet occurred. For example, statements like the Company "expects," "anticipates" or "believes" are forward-looking statements. Investors should be aware that actual results may differ materially from the Company's expressed expectations because of risks and uncertainties about the future. The Company does not undertake to update the information in this Form 10-QSB if any forward-looking statement later turns out to be inaccurate. Details about risks affecting various aspects of the Company's business are discussed throughout this Form 10-QSB and should be considered carefully.


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

As a result, the ability of the Company to emerge from its development stage with respect to its planned principal business activity is dependent upon its ability to attain profitable operations. The Company is in the development stage and will continue to be in the development stage until the Company achieves significant revenues from operations. Although planned principal activities commenced with respect to the former online adult entertainment websites, the Company did not receive significant revenue, and has disposed of this business as described in Note 4 of the financial statements as at October 31, 2003.

During the period since inception on February 1, 2001 to October 31, 2003, the Company has incurred operating losses aggregating $1,448,636. At October 31, 2003 the Company has a working capital deficiency of $29,134 and a stockholders' deficit of $29,134. In a development stage company, management devotes most of its activities in developing a market for its products and services. The ability of the Company to emerge from the development stage with respect to its planned principal business activity is dependent upon its ability to attain profitable operations. There is no guarantee that the Company will be able to identify or successfully acquire businesses or assets that will produce profitability. Moreover, if a potential business or asset is identified which warrants acquisition or participation, additional funds may be required to complete the acquisition or participation, and the Company may not be able to obtain such financing on terms which are satisfactory to the Company. There is substantial doubt regarding the Company's ability to continue as a going concern.


PLAN OF OPERATIONS FOR NEXT TWELVE MONTHS
-----------------------------------------

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


RESULTS OF OPERATIONS
---------------------

The Company reported total expenses for the first quarter ended October 31, 2003 of $12,120 as compared to $288,020 for the first quarter ended October 31, 2002. The decrease in expenses resulted largely from the reduction in consulting fees and wages from $280,000 in the first quarter ending October 31, 2002 to $2,330 in the first quarter ending October 31, 2003.

Accounting and audit expense for the first quarter ended October 31, 2003 was $2,250 as compared to $900 for the first quarter ended October 31, 2002.

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

The compensation expenses charged to consulting fees and wages expense for the first quarter ended October 31, 2003 was $2,330 as compared to $280,000 for the first quarter ended October 31, 2002. The compensation expenses charged to Web site development expense for the first quarter ended October 31, 2003 was nil as compared to $3,800 for the first quarter ended October 31, 2002. The comparatives as at October 31, 2002 have been restated to adjust for discontinued operations.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

For the three months ended October 31, 2003, cash used by operating activities was $8,601, compared to $14,764 for the three months ended October 31, 2002. The difference was primarily associated with less consulting and organizational expenses paid in the first quarter ended October 31, 2003. The comparatives as at October 31, 2002 have been restated to adjust for discontinued operations.

Cash provided by financing activities was $2,213 for the three months ended October 31, 2003, compared to $5,611 for the three months ended October 31, 2002.

Cash used for investing activities was nil for the three months ended October 31, 2003, compared to $4,116 for the three months ended October 31, 2002. This is represented by cash used to fund the discontinued operations in the online adult entertainment business.

The Company has $7,143 cash in its bank account as at October 31, 2003. In the prior fiscal year ended July 31, 2003, the Company received funds from John Wells and David B. Jackson, two directors of the Company, in the amount of $10,000 each, for a total of $20,000, for working capital purposes. The Company issued promissory notes of $10,000 each to these directors, which are unsecured, bear a prime rate of interest as established by the Bank of America and are payable on demand.

From a cost perspective, many of the expenses associated with the process of filing a Registration Statement with the Securities and Exchange Commission, including legal expenses, have been significantly reduced or eliminated based on the completion of this process.

ITEM 3.     CONTROLS AND PROCEDURES

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


ITEM 5.     OTHER INFORMATION

None.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are filed with the Form 10-QSB:

31.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for CEO.

32.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for CEO.

31.2 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for CFO.

32.2 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for CFO.

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  December 19, 2003                    GROWTH MERGERS INC.



                                   By:   /s/ David B. Jackson
                                      -----------------------
                                   Name:   David B. Jackson
                                   Title:  President and Chief Executive Officer



                                   By:   /s/ John Wells
                                      -----------------------
                                   Name:   John Wells
                                   Title:  Chief Financial Officer