Form 10QSB
period 2006-09-30
NEAH POWER SYSTEMS, INC.
filed 2006-11-14
CIK 1162816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

Commission file number 000-49962
_______________________

NEAH POWER SYSTEMS, INC.
(Exact name of small business issuer as specified in its charter)
_______________________

Washington	88-0418806
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

22122 20th Avenue SE Suite 161
Bothell, Washington 98021
(Address of principal executive offices)

(425) 424-3324
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding as of November 10, 2006

Common Stock, $0.001 par value	102,662,431 shares

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

NEAH POWER SYSTEMS, INC.

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

NEAH POWER SYSTEMS, INC.
Condensed Consolidated Balance Sheet
September 30, 2006
(Unaudited)

Assets

Current assets:
Cash	$59,874
Note receivable	336,477
Prepaid expenses	27,960

Total current assets	424,311

Property and Equipment, net	530,525

Total assets	$954,836

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$1,269,233
Accrued expenses	49,124
Equipment loan payable	69,519
Note payable	75,000
Deferred revenue	189,500
Total current liabilities	1,652,376

Commitments and Contingencies

Total liabilities	1,652,376

Commitments and Contingencies

Stockholders’ equity (deficit):
Series A Convertible Preferred stock, $0.001 par value,
25,000,000 shares authorized, none issued and outstanding	--
Common stock; $0.001 par value; 500,000,000 authorized,
106,415,431 issued and 102,662,431 outstanding	106,415
Additional paid-in-capital	26,141,030
Accumulated deficit	(26,944,985)
Treasury shares (3,753,000)	--
Total stockholders’ equity (deficit)	(697,540)
Total Liabilities and Stockholders’
Equity (deficit)	$954,836

See accompanying notes to the condensed consolidated financial statements.

NEAH POWER SYSTEMS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenue
Grant revenue	$--	$200,000	$--	$725,000

Total revenues	--	200,000	--	725,000
Operating expenses:

Research and development	1,129,502	911,035	3,203,093	2,535,081
General and administrative	892,476	341,606	2,182,952	980,085
Total operating expenses	2,021,978	1,252,641	5,386,045	3,515,166

Loss from operations	(2,021,978)	(1,052,641)	(5,386,045)	(2,790,166)

Other income (expense)
Interest income, net	24,900	5,018	19,056	12,460
Loss on sale of equipment	--	--	--	(2,067)
Total other income (expense)	24,900	5,018	19,056	10,393

Net Loss	$(1,997,078)	$(1,047,623)	$(5,366,989)	$(2,779,773)

Per share data:

Loss per common share
basic and diluted	$(0.02)	$(0.04)	$(0.08)	$(0.11)
Weighted average common shares
outstanding - basic and diluted	102,662,431	26,203,858	70,567,398	26,203,858

See accompanying notes to the condensed consolidated financial statements.

NEAH POWER SYSTEMS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine months ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(5,366,989)	$(2,779,773)
Adjustments to reconcile net loss to net cash
used in provided by operating activities:
Depreciation and amortization	303,547	280,078
Stock option compensation	738,823	--
Warrant compensation	222,000	--
Loss on sale of equipment	--	2,067
Changes in operating assets and liabilities
Prepaid expenses and deposits	(18,285)	28,076
Interest receivable	(26,477)	--
Accounts payable	908,402	(55,652)
Accrued expenses	(53,433)	(31,011)
Net cash flows from operating activities	(3,292,412)	(2,556,215)
Cash flows used in investing activities:
Purchase of property and equipment	(2,990)	(54,269)
Sales of short-term investments	103,200	1,707,486
Cash acquired in merger	506,500	--
Net cash flows from investing activities	606,710	1,653,217
Cash flows from financing activities:
Proceeds from sale of Series A Preferred stock	--	19,173
Cash Proceeds from sale of securities in Private Placement	800,000	--
Collection on Note receivable from sale of securities in
Private Placement	1,190,000	--
Proceeds from Bridge financing	500,400
Proceeds from Notes payable	75,000	--
Proceeds from sale of equipment	--	1,400
Proceeds from equipment loan	--	93,273
Payments on equipment loan	(147,166)	(163,834)
Other	15,527	19
Net cash flows from financing activities	2,433,761	(49,969)

Net change in cash	(251,941)	(952,967)

Cash, beginning of period	311,815	2,481,103
Cash, end of period	$59,874	$1,528,136

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$--	$--
Cash paid for interest	$--	$--

Non-cash financing activities
Note receivable from sale of securities Private
Placement	$1,500,000
Commission payable on Private Placement	$160,000
Value of warrants to be issued as additional compensation
	$159,000

See accompanying notes to the condensed consolidated financial statements.

NEAH POWER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Neah Power Systems, Inc. was incorporated in Nevada on February 1, 2001 under the name Growth Mergers, Inc. (“GMI”) which since 2003 has had no substantive business operations and was a shell company. GMI changed its name to Neah Power Systems, Inc. (“NPS”) upon consummation of the Agreement and Plan of Merger discussed below.

Neah Power Systems, Inc. which is located in Bothell, WA (“NPSWA”) was incorporated in the State of Washington on June 6, 1999. NPSWA is in the business of developing miniature fuel cells to be used as power sources in laptop computers, cell phones, personal digital assistants and other portable electronic devices. If development efforts are successful, management believes that these fuel cells will greatly enhance the utility of mobile devices and applications by extending their useful operating time as a result of the fuel cells’ comparatively greater ability to generate power. NPSWA has devoted significant time to raising capital and product development and testing (both companies are at times collectively referred to as the “Company”).

NPSWA is also in the business of performing research (under grant and contract programs) related to its business development activities discussed in the preceding paragraph.

On March 9, 2006, NPSWA entered into an Agreement and Plan of Merger (the “Merger Agreement”) with GMI, then a Nevada shell corporation, Growth Acquisition Corp. (“GAC”), a Washington corporation formed solely for purposes of entering into the Merger Agreement with NPSWA and GMI; Summit Trading Limited (“STL”), a British Virgin Islands corporation, and Special Investments Acquisition Associates LLC (“SIAA”), a Delaware limited liability company. The Merger Agreement was further amended on April 12, 2006. By virtue of this merger (the “Merger”), GMI became the parent corporation of NPSWA and owns 100% of its capital stock.

In January and February 2006, certain of the stockholders of NPSWA made unsecured 8% demand loans to NPSWA aggregating $142,400.

In February 2006, NPSWA converted all of its shares of Series A and Series B Preferred Stock to Common Stock and amended its Articles of Incorporation to eliminate such classes of Preferred Stock and to create a new series of preferred stock known as Series A-1 Preferred Stock with 11,000,000 shares authorized and none issued. New Common shares were then issued for the old Common shares in the ratio of one (1) new share for ten (10) old shares. Upon completion of this reverse stock split, 7,990,457 shares of NPSWA’s Common Stock were issued and outstanding.

Prior to consummation of its acquisition of NPSWA, a total of 10,481,543 shares of common stock of GMI, now NPS, were issued and outstanding.

Under the terms of the Merger Agreement the 7,990,457 outstanding shares of common stock of NPSWA were converted into 26,203,858 shares of common stock of NPS and all outstanding NPSWA stock options and warrants were cancelled. In addition, NPS contributed $500,000 to the working capital of NPSWA.

In March 2006, prior to the Merger, certain stockholders of NPSWA provided additional loans of $358,000. In connection with the Merger, such loans, together with the $142,400 of other stockholder loans referred to above, were exchanged for a total of $500,400 of 8% convertible notes of NPS that were convertible into common stock of NPS at $0.20 per share, and would automatically be converted into 2,502,000 shares of common stock at such time as additional financing of not less than $1,500,000 was provided to NPS and upon the closing of the private placement on April 27, 2006, the notes were converted. In addition, holders of the notes received five-year warrants to purchase an aggregate of 3,753,000 shares of common stock of NPS, at an exercise price of $0.20 per share. Immediately prior to the Merger, GMI sold to two entities, for an aggregate of $6,500, shares of GMI Series A Preferred Stock that were convertible into 58,875,030 shares of NPS common stock (exclusive of an additional 3,753,000 shares set aside as treasury shares for delivery upon exercise of the warrants), and were automatically convertible into such common stock if NPS or NPSWA completed an equity or equity type financing for an additional $1,500,000. Paul Abramowitz, the President and Chief Executive Officer of the Company and members of his family had a beneficial interest in approximately 50% of these shares upon their issuance. In addition, Mr. Abramowitz was an indirect former stockholder of NPSWA and received, on a pro rata basis, an additional 93,927 shares of NPS common stock in the Merger. The Series A Preferred Stock was automatically converted effective with the closing of the Private Placement on April 27, 2006.

NEAH POWER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition, all 6,500,000 shares of Series A Preferred Stock issued in March 2006 to Special Investments Acquisitions Associates, LLC (“SIAA”) and Summit Trading Ltd. (“Summit”) were, by their stated terms, converted into an aggregate of 62,628,030 shares of our common stock, of which 3,753,000 shares were returned to us effective as of April 27, 2006 and held as treasury shares for issuance upon exercise of the above mentioned warrants. As SIAA and Summit agreed to contribute these shares at the time of the Merger, they are deemed to have contributed preferred shares equivalent to 3,753,000 common shares as of the March 9, 2006 date of the Merger. Consequently, the status of these shares is that they are issued but no longer outstanding. The remaining 58,875,030 shares originally issued to SIAA and Summit are not affected thereby and remain issued and outstanding.

To the extent that a warrant holder elects a “cashless” exercise of his or its warrants, a lesser number of these shares will be delivered to the warrant holder. In a cashless exercise, the warrant holder receives, for no cash payment, a number of shares (at the current market price) based on the difference between the dollar value of such shares at our current market price at the time of exercise and $0.20, the dollar value of the exercise price of such shares. In such event, the Company will not receive any proceeds from the exercise of the warrants. Because the shares to be issued upon warrant exercise(s) will come, by agreement, from previously issued shares now held as treasury shares, as and when the warrants are exercised, the warrants and the shares into which they can be exercised have no cost to the Company and have therefore not been valued.

In connection with the Merger, Novellus, a shareholder of NPSWA, agreed to cancel warrants of NPSWA it held and the Company agreed to pay, by November 30, 2006, approximately $150,000 owed to Novellus for services. In addition, as discussed in Note 9, the Company and Novellus have re-negotiated the final terms of a new collaboration agreement and 4,705,000 new warrants to purchase shares of common stock of NPS were issued to Novellus on May 26, 2006 exercisable at $0.001 per share.

Under certain circumstances, the Company can exercise a repurchase right to acquire warrant stock acquired by Novellus prior to achieving any specific milestone. Under such circumstances, Novellus could only recover the exercise price it had paid for the repurchased stock.

As described in Note 14, in February 2006, NPSWA converted all of its shares of Series A and Series B Preferred Stock to Common Stock and NPSWA’s Articles of Incorporation were amended to eliminate such classes of Preferred Shares. New Common shares were then issued for the old common shares in the ratio of one (1) new share for ten (10) old shares. Net loss per common share and shares outstanding in the Statements of Operations, the number of shares reflected in Shareholders’ Equity and, where applicable within the context of these Notes to the Financial Statements, all share, per share, warrant, and option amounts in these Notes have been restated to reflect this reverse stock split. As further described in Note 14, on March 9, 2006 NPSWA merged with a subsidiary of GMI.

A summary of the significant accounting policies consistently applied in the preparation of the NPS financial statements follows.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents are defined as liquid investments with a maturity of 90 days or less when purchased and consist of cash and money market funds. The Company periodically maintains cash and cash equivalent balances with financial institutions that exceed the federally insured limits.

SHORT-TERM INVESTMENTS

Short-term investments are comprised of debt securities, all classified as available for sale, which are carried at their fair value based upon quoted market prices with unrealized gains or losses recorded in accumulated comprehensive income and classified as equity. There were no significant realized or unrealized gains or losses relating to these debt securities.

NEAH POWER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REVENUE RECOGNITION

Revenues consist of grant and contract revenues. Grant revenues are recognized as the related research is conducted. Contract revenues consist of amounts recorded from services provided to a single customer. Revenues earned under such arrangements are recorded as earned either as milestones are achieved or as the services are provided. Upfront payments received under contractual arrangements are recognized as revenue over the service period.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred.

FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash, short-term investments, accounts payable, accrued expenses, a note receivable and equipment loans. The fair value of all financial instruments approximates the recorded value based on the short-term nature of these financial instruments or the current rate generally offered for similar instruments.

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation expense is charged to operations over the estimated useful service period of assets using the straight-line method. The estimated useful lives of property and equipment range from three to five years. Leasehold improvements are amortized over the shorter of their useful lives or term of the lease.

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell. Management does not believe that any of the Company’s long-lived assets were impaired as of September 30, 2006.

INCOME TAXES

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and on the expected future tax benefits to be derived from net operating loss carryforwards measured using current tax rates. A valuation allowance is established if it is more likely than not that some portion or all of the deferred tax assets will not be realized. Due to the nature of the Merger and the resulting greater than 50% change in control, the use of any existing NOL carry-forwards will be severely limited.

STOCK-BASED EMPLOYEE COMPENSATION

As more fully described in Note 8, Stock Option Plan, NPSWA had a stock option plan which was cancelled along with all other outstanding options thereunder upon consummation of the Merger on March 9, 2006. On March 14, 2006 the Board of Directors adopted The Long Term Incentive Compensation Plan and 6,589,500 options were approved by the Compensation Committee and granted to certain employees, officers and directors of the Company as well as to members of the Technical Advisory Board, the former President of NPSWA and certain consultants to the Company.

The Company’s Stock Option Plan is accounted for in accordance with the recognition and measurement provisions of Statement of Financial Accounting Standards (“FAS”) No.123 (revised 2004) Share-Based Payment (“FAS 123(R)”), which replaces FAS 123, Accounting for Stock Based Compensation, and supersedes Accounting Principles Board (“APB”) No. 25, Accounting for Stock Issued to Employees and related interpretations. To calculate compensation expense recognized under FAS 123 (R), the Company used the Black-Scholes minimum value option-pricing model with the following weighted average assumptions for options granted during the nine months ended September 30, 2006.

NEAH POWER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Risk-free interest rate	4.7%
Expected dividend yield	0.0%
Volatility	122.0%
Expected life, years	10
Weighted average Black-Scholes value of post-split
options granted	$0.19

Stock compensation expense of approximately $262,000 and $738,823 has been determined in accordance with FAS 123(R) for the three and nine months ended September 30, 2006 respectively.

LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the reporting period. Diluted loss per share is computed by dividing net loss by the total of weighted average number of common shares and potential common shares outstanding during the period. In these financial statements, shares issuable upon conversion of preferred stock to common stock, unexercised stock options, and unexercised warrants are antidilutive because of net losses and, as such, their effect has not been included in the calculation of basic or diluted net loss per post-split common share.

Basic weighted average common shares outstanding and the potentially dilutive securities excluded from loss per share computations because they are antidilutive, are as follows for the three and nine months ended September 30, 2006.

	Three Months	Nine Months
Basic weighted average common shares outstanding	102,662,431	70,567,398

Potentially dilutive securities excluded from loss per
share computations:
Unexercised warrants to purchase common stock	8,978,000	8,978,000
Unexercised common stock options	6,589,500	6,589,500

Total	118,229,931	86,134,898

UNAUDITED INTERIM FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2006 and its results of operations and cash flows for the nine months ended September 30, 2006 and 2005. Pursuant to the rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Audited Financial Statements and the other information included in the Form 10-SB filed with the SEC on October 31, 2006.

The results of the Company’s operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results of operations for the full year ending December 31, 2006.

USE OF ESTIMATES

In preparing financial statements conforming with accounting principles generally accepted in the United States, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

NEAH POWER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2006, the SEC announced that the compliance date for non-accelerated filers pursuant to Section 404 of the Sarbanes-Oxley Act had been extended.  Under the latest extension, a company that is not required to file its annual and quarterly reports on an accelerated basis must begin to comply with the internal control over financial reporting requirements for its first fiscal year ending on or after July 15, 2008, which, for us, is effective for fiscal 2008 beginning January 1, 2008.  This is a one-year extension from the previously established July 15, 2007 compliance date established in September 2005.  The SEC similarly extended the compliance date for these companies relating to requirements regarding evaluation of internal control over financial reporting and management certification requirements.  We are currently evaluating the impact of Section 404 of the Sarbanes-Oxley Act on our results of operations, cash flows or financial condition.

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, “ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES-AN INTERPRETATION OF FASB STATEMENT NO. 109.” This Interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in Statement of Financial Accounting Standards (SFAS) No. 109, “ACCOUNTING FOR INCOME TAXES.” FIN No. 48 prescribes a threshold condition that a tax position must meet for any of the benefit of an uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding derecognition, classification and disclosure of uncertain tax positions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect that this Interpretation will have a material impact on their financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements but does not require any new fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not yet determined the impact of applying FAS 157.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, (“FAS 158”). FAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. FAS 158 is effective for financial statements as of December 31, 2006. The Company does not expect any material impact from applying FAS 158.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) 108 which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement.  SAB 108 is effective for the first interim period following the first fiscal year ending after November 15, 2006, which, for us, is effective for fiscal 2007 beginning January 1, 2007.  We believe that the adoption of SAB 108 will not have a material impact on our results of operations, cash flows or financial condition.

NOTE 2. GOING CONCERN

The Company’s financial statements are prepared consistent with accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, as shown in the financial statements, the Company has sustained substantial losses and has relied primarily on sales of securities and proceeds from borrowings for operating capital, which raise substantial doubt about its ability to continue as a going concern.

NEAH POWER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company is developing a direct methanol micro fuel cell using its patented technology which is based on porous silicon. The fuel cells the Company has planned and designed are intended to be viable replacements of many types of batteries typically in use today, such as the lithium-ion and lithium-polymer power sources that drive most laptop and notebook computers and other electronic equipment.

The Company believes that its fuel cells, when fully developed, will be capable of bridging the power gap by having more power, a longer life and an instant recharge system using replacement fuel cartridges. In addition, the Company believes that they will be smaller and lighter than the batteries currently in use.

Having recently achieved stable, high power operation of our silicon-based chemical reactor, the Company is scheduled to assemble a complete working prototype, including all subsystem components, for bench-top testing in the first quarter of 2007. In order to do so, additional financing will be required.

To meet its immediate cash needs, the Company intends to raise approximately $2.0 to $5.0 million as promptly as possible, and thereafter seek to raise between $15.0 million and $20.0 million over the next twelve months in order to expand operations and convert the preliminary prototype into a self-contained, portable prototype to be used to sample various U.S. military organizations and other potential OEMs. There can be no assurance that the Company will be successful in raising this capital on a timely basis, if at all. The failure to obtain the necessary working capital would have a material adverse effect on the development program and business prospects and, depending upon the shortfall, the Company may have to curtail its operations.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company have to curtail operations or be unable to continue in existence.

NOTE 3. PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2006 consists of the following:

Lab equipment	$1,317,165
Leasehold improvements	579,641
Computer equipment and software	134,721
Office furniture and equipment	56,000
2,087,527
Less accumulated depreciation and amortization	1,557,002
$530,525

 NOTE 4. ACCRUED EXPENSES

Accrued expenses at September 30, 2006 consist of the following:

Vacation pay	$13,425
Payroll and payroll taxes	35,699
$49,124

NOTE 5. CONVERTIBLE DEBT (BRIDGE LOAN)

In January and February 2006, certain stockholders of NPSWA made unsecured 8% demand convertible loans to NPSWA aggregating $142,400.

NEAH POWER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In March 2006, prior to the Merger, certain other stockholders of NPSWA provided for additional loans of $358,000. In connection with the Merger, such loans, together totaling $500,400, were exchanged for 8% convertible notes issued by NPS and convertible into common stock of NPS at $0.20 per share, and would automatically convert into 2,502,000 shares of common stock of NPS at such time as additional financing of not less than $1,500,000 was provided to NPS and such loans were, therefore, converted into 2,502,000 common shares upon the consummation of the Private Placement on April 27, 2006. In addition, holders of the notes received five-year warrants to purchase an aggregate of 3,753,000 shares of common stock of NPS at an exercise price of $0.20 per share. A corresponding number of shares were returned to the Company by SLA and SIAA and have been recorded as treasury shares at no cost. As the shares to be issued upon exercise of these warrants were returned to the Company by SLA and SIAA shareholders there is no cost to the Company for such warrants and no valuation is required.

NOTE 6. EQUIPMENT LOAN PAYABLE

During 2002, NPSWA entered into an equipment loan and security agreement with a lending institution (80%) and a bank (20%). Total proceeds received for financing equipment were $1,103,486. The equipment loan required 33 equal monthly principal and interest payments of $33,681 plus a final payment of $66,209 and is collateralized by the financed equipment. Loan advances bear interest at a stated rate of 6.99% per annum, and 10.44% per annum after amortization of debt-issuance costs using the effective interest method. The loans were scheduled to mature on October 31, 2005, but in May 2005, NPSWA and the bank agreed to extend such due date by refinancing the loans wherein the maturity date was amended to November 2006 in order to ease cash flow requirements. In addition, on the same date, NPSWA financed additional equipment in the amount of $150,000 which amount is payable monthly through April 2007. All three loans were made under the terms of one document. Total monthly payments were therefore significantly reduced for the 18 month period ending November 2006 and the 24 month period ending April 2007, while raising additional proceeds of $150,000 which were used for working capital.

In connection with the equipment loan, NPSWA issued warrants to purchase shares of Series B Convertible Preferred Stock. The warrants were to expire in 2012, but, as described in Note 1, they were cancelled and terminated on March 9, 2006. NPSWA allocated $56,667 of the proceeds received from the equipment loan to the detachable warrants based on their fair value at the date of the issuance. The fair value was determined using the Black-Scholes option pricing model using the following assumptions: volatility rate of 100%; an expected life of ten years; no dividend yield; and risk-free interest rate of 3.91%. The discount related to the detachable warrants was amortized using the straight-line method over the original term of the equipment loan payable. The remaining balance of $ 69,519 is all due within one year.

NOTE 7. STOCKHOLDERS’ EQUITY

As described in Note 14, in February 2006, all shares of NPSWA’s Convertible Preferred Series A and B Stock were converted into common stock, after which one (1) new share of common stock was issued for each ten (10) old shares of common stock in a reverse stock split. As further described in Note 1, on March 9, 2006, NPSWA merged with a subsidiary of GMI. By virtue of the Merger, GMI became the parent corporation of NPSWA and presently owns 100% of its capital stock. Following the Merger, GMI changed its corporate name to Neah Power Systems, Inc. (“NPS”). The Series A-1 Preferred Stock was cancelled effective upon the merger date. Under the terms of the Merger Agreement the 7,990,457 outstanding shares of common stock of NPSWA were converted into 26,203,858 shares of common stock of NPS and on March 9, 2006, all outstanding NPSWA stock options and warrants were cancelled. In addition, NPS contributed $500,000 to the working capital of NPSWA.

Under the terms of the Merger Agreement the 7,990,457 outstanding shares of common stock of NPSWA were converted into 26,203,858 shares of common stock of NPS and on March 9, 2006, all outstanding NPSWA stock options and warrants were cancelled. In addition, NPS contributed $500,000 to the working capital of NPSWA.

Immediately preceding the Merger, there were 10,481,543 shares of GMI common stock outstanding, and 6,500,000 shares of GMI Convertible Preferred Stock Series A outstanding that were convertible into 58,875,030 shares of GMI common stock upon a financing of no less than $1,500,000.

Effective April 27, 2006 Summit and SIAA returned 3,753,000 shares of NPS common stock to the Company to provide sufficient shares to be used for warrant exercises by the prior Bridge Loan Note Holders if and when they occur. Such shares were recorded as treasury shares at no cost.

NEAH POWER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Common stock was outstanding and reserved at September 30, 2006, as follows:

Common shares outstanding	102,662,431

Exercise of outstanding stock options	6,589,500
Exercise of outstanding common stock warrants	8,978,000
118,229,931

NOTE 8. STOCK OPTION PLAN

The Long Term Incentive Compensation Plan (“LTICP”) was adopted by the Board of Directors on March 14, 2006, to be effective on March 14, 2006, and was approved by the stockholders on that same date. The LTICP is to continue for a term of ten years from the date of its adoption. The LTICP seeks to promote the long-term success of the Company and to provide financial incentives to employees, members of the Board as well as advisors and consultants to the Company to strive for long-term creation of stockholder value. The LTICP provides long-term incentives to employees, members of the Board and advisors and consultants of the Company who are able to contribute towards the creation of or have created stockholder value by providing them stock options and other stock and cash incentives.

The Compensation Committee that is currently comprised of three members of our Board of Directors, Messrs. Rosen, Abramowitz and Solomon, administers the LTICP. The Compensation Committee has the authority to grant awards, construe and interpret the LTICP and any awards granted thereunder, to establish and amend rules for LTICP administration, to change the terms and conditions of options and other awards at or after grant, and to make all other determinations which it deems necessary or advisable for the administration of the LTICP.

The maximum number of shares of Company common stock that may be issued under the LTICP for awards other than cash awards is 10,000,000 shares. To date, the Committee has awarded stock options for 6,589,500 shares to employees, members of the Board and advisors and consultants to the Company, and none of these options has as of yet been exercised. If the Company changes the number of issued shares of common stock by stock dividend, stock split, spin-off, split-off, spin-out, recapitalization, merger, consolidation, reorganization, combination, or exchange of shares, the total number of shares reserved for issuance under the LTICP, the maximum number of shares which may be made subject to an award or all awards in any calendar year, and the number of shares covered by each outstanding award and the price therefore, if any, may be equitably adjusted by the Committee, in its sole discretion.

The Board of Directors or the Committee may amend, suspend, terminate or reinstate the LTICP from time to time or terminate the LTICP at any time. However, no such action shall reduce the amount of any existing award (subject to the reservation of the authority of the Committee to reduce payments on awards) or change the terms and conditions thereof without the consent of any affected award recipient.

On March 29, 2006, the board of directors and compensation committee authorized the issuance of 162,500 severance options at $0.20 per share to NPSWA’s former President. On March 14, 2006, the board of directors and the Committee authorized the issuance of options to purchase an aggregate of 6,177,000 shares of Company common stock at an exercise price of $0.20 per share to directors, officers, employees and an outside consultant and options to purchase an additional 250,000 shares at $0.85 per share to Paul Abramowitz, the President and CEO.

The following table summarizes stock option activity, during the nine months ended September 30, 2006:

Inception of plan was effective on March 14, 2006	Options	Weighted Average
	Outstanding	Exercise Price

Granted	6,589,500	$0.24
Forfeiture	-
Exercised
Outstanding at September 30, 2006	6,589,500	$0.24

NEAH POWER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted average fair value of the options granted during the nine months ended September 30, 2006 was $1,152,291, of which $738,823 was recognized as stock option compensation expense during the period. At September 30, 2006 the weighted average remaining contractual lives of outstanding options was 9.50 years.

NOTE 9. WARRANTS

As discussed in Note 1, on May 26, 2006, pursuant to an extension of the collaboration agreement with Novellus dated May 24, 2006, the Company issued a warrant to Novellus to acquire up to 4,705,000 shares of Company common stock at an exercise price of $0.001 per share. Vesting of the warrant shares will occur upon certain milestones being achieved by Novellus and NPS and each milestone has a specific number of warrant shares assigned thereto. The milestones are as follows and the warrant is exercisable in whole or in part through April 30, 2011.

1.  Ten (10) percent of the Warrants granted to Novellus shall vest when Novellus and Neah complete a fully self contained prototype fuel cell capable of producing 10 Watts of power continuously for 5 hours using one detachable cartridge. The prototype will be approximately 40% larger than the intended size of our initial military product. This milestone is targeted for the end of the quarter ending December 31, 2006.

2.  Fifteen (15) percent of the Warrants shall vest when Novellus and Neah complete a fully self-contained fuel cell capable of producing 45 Watts of peak power and 300WH capability at 20 Watts average operating power. This prototype will be the same size as our initial military product, i.e. about 0.9 liter, which is the same size as a standard disposable battery widely used in the military. This milestone is targeted for the end of Q3, 2007.

3.  Fifty (50) percent of the Warrants shall vest when Novellus and Neah complete all of the following tasks:

o	Establish a pilot production line to assemble completed fuel cells.

o
Finalize a manufacturing process for silicon electrodes based on the most common silicon wafer format, based on commercially available equipment, and identification of a manufacturing partner that is capable and willing to run the process.

o	Reduce the cost of processing porous silicon electrodes to $30 or less per silicon wafer. One silicon wafer is expected to yield 12 electrodes. This milestone is targeted for the end of Q4, 2007.

4.	Twenty-five (25) percent of the Warrants shall vest when Novellus and Neah complete all of the following tasks:

o
Reduce the electrode catalyst loading to 25-30% of its value as of May 2005. Catalyst materials form a large part of the production cost of any methanol fuel cell; this target allows Neah to meet its cost of goods targets in future.

o	Develop a plan to scale Neah’s fuel cell production process to commercial volumes, and to adapt it to commercially available equipment.

This milestone is targeted for the first quarter of 2008.

These four (4) Milestones set forth above are each targeted to be completed on or before the date specified in the specified Milestone (“Target Date”); however,

o	If the Milestone is completed on or before 120 days following the Target Date, there will be no penalty and 100% of the Warrants scheduled to vest under the Milestone will vest in Novellus;

o
If the Milestone is completed after 120 days following the Target Date but on or before 210 days following the Target Date, there will be a one-third penalty and only 66.67% of the Warrants scheduled to vest under the Milestone will vest in Novellus;

NEAH POWER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

o
If the Milestone is completed after 210 days following the Target Date but on or before 300 days following the Target Date, there will be a two-third penalty and only 33.33% of the Warrants scheduled to vest under the Milestone will vest in Novellus;

o	If the Milestone is completed after 300 days following the Target Date, there will be a 100% penalty and 0% of the Warrants scheduled to vest under the Milestone will vest in Novellus;

The value of the warrant has been calculated using the Black Scholes method pursuant to FAS 123(R) at approximately $16,000,000 and will be accounted for ratably as each specific milestone is achieved. Because no milestones were reached during the periods, there has not been any expense recorded for the three or nine months ended September 30, 2006.
Under certain circumstances, the Company can exercise a repurchase right to acquire warrant stock acquired by Novellus prior to achieving any specific milestone. Under such circumstances, Novellus could only recover the exercise price it had paid for the repurchased stock.

As discussed in Note 1, in conjunction with the automatic conversion of the $500,400 of 8% Convertible Notes on April 27, 2006, the Company issued warrants to the note-holders to acquire up to 3,753,000 shares of Company common stock at $0.20 per share. Any shares issued pursuant to exercise of these warrants are to be obtained from the treasury shares contributed by the Company’s two principal stockholders for such purpose. Therefore no valuation is required for these warrants as they have no cost to the Company.

As discussed in Note 15, in connection with the closing of the Private Placement, BMA Securities received 320,000 five year warrants to purchase NPS common shares at $0.60 per share, 120% of the fair market value on the date of grant. These warrants have been valued at $159,000 and have been recorded as non-cash additional commission. Also, as discussed in Note 11, the Company granted 200,000 four year warrants to CRA to purchase NPS common shares at $0.85 per share. These warrants became exercisable in August 2006, have been valued at $222,000 and were expensed in the quarter ended September 30, 2006.

NOTE 10. INCOME TAXES

The Company accounts for income taxes on the liability method as provided by Statement of Financial Accounting Standards 109, Accounting for Income Taxes. Significant components of the deferred tax assets and liabilities as at September 30, 2006 are approximately as follows:
Deferred tax asset (liability):

Net operating loss carryforward	$9,905,000
Stock and warrant compensation	739,000
Research and development credit	780,000
Accrued vacation	13,000
Tax depreciation over book	(82,000)
11,355,000
Valuation allowance	(11,355,000)
$--

The Company has established a valuation allowance of $11,355,000 as of September 30, 2006, due to the uncertainty of future realization of the net deferred tax assets. At September 30, 2006, the Company had a net operating loss carryforwards for federal income tax purposes of approximately $25,312,000 and research and development credit carryforwards of approximately $780,000 available to offset future income that expire in 2021. Utilization of the carryforwards are dependent on future taxable income and will be further limited due to the more than 50% change in control in NPSWA’s ownership, pursuant to the merger with NPS, as defined by the Internal Revenue Code Section 382.

NEAH POWER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. SIGNIFICANT AGREEMENTS

GRANT AWARD

In 2003, NPSWA received approval for funding under an NIST cooperative agreement. The cooperative agreement or award covers a two year period for a total amount of $2,000,000 in federal funds, of which $1,000,000 was available through September 30, 2004, and the remainder was available through September 30, 2005. NPSWA received reimbursement by the NIST for 40.64% and 39.19% of direct program expenditures in Fiscal Year 2005 and 2004, respectively. The agreement with the NIST is a cost-sharing contract as defined in the AICPA Audit Guide, “Federal Government Contractors”. While the Company receives reimbursement from the NIST for some of its costs, the research the Company is performing under the contract is not specifically for the NIST and supports products intended for both the federal government and non-governmental customers. As a result, the Company reports revenues from this contract gross, as a principal, rather than net, as an agent. For the three and nine months ended September 30, 2006 no reimbursements were received and for the three and nine months ended September 30, 2005, the Company received reimbursements totaling $200,000 and $725,000 respectively.

DEVELOPMENT AGREEMENT

In December 2003, the Company entered into a development agreement with a customer to develop proof-of-concept fuel cell power source prototypes (phase I) and, if successful and elected by the buyer, the development of fuel cell power sources (phase II). Under the terms of the agreement, the Company is to receive $344,000 and up $1,402,000 for the services in phase I and II, respectively. The Company recognized $154,500 for the completion of phase I in 2004. In addition, at December 31, 2005 and 2004, $189,500 was deferred for phase I services until the related services are rendered and the milestone is reached. Management anticipates that this will occur prior to the end of the 2006 Fiscal Year.

RENEWAL OF NOVELLUS COLLABORATION AGREEMENT

In connection with the Merger, Novellus, a shareholder of NPSWA, agreed to cancel warrants of NPSWA it held and the Company agreed to pay by November 30, 2006, approximately $150,000 owed to Novellus for services. In addition, as discussed in Note 9, on May 24, 2006, NPS, NPSWA and Novellus negotiated the final terms of a new collaboration agreement and on May 26, 2006 NPS issued 4,705,000 new warrants to Novellus that are exercisable at $0.001 per share through April 30, 2011 and will vest in varying percentages upon four (4) certain milestones being reached over the course of the next the three to eighteen months.

CRYSTAL RESEARCH AGREEMENT

On April 7, 2006, NPS signed a contract with Crystal Research Associates (“CRA”) whereby CRA agreed to produce an Executive Informational Overview (the “EIO”) which would be a detailed report consisting of 40 to 60 pages augmented with extensive market perspective written by CRA. Additionally, CRA agreed to write four (4) quarterly updates approximating 8 to 12 pages each to be based upon NPS news announcements, focus and product development. All such reports are to be submitted to management for approval prior to being printed and issued. Approximately 4,500 copies of each would be printed for distribution.

The cost of the initial EIO, with up to two (2) full revisions, and the four (4) updates is $35,000 plus 200,000 four year warrants to purchase NPS common stock at $0.85 per share. The entire cash payment has been made of which 50% was expensed in the quarter ended June 30, 2006 and 50% was expensed in the quarter ending September 30, 2006. The warrants vested in August after the initial reports, including the revisions, were delivered and accepted by the company. The warrants have been valued at $222,000 and the expense was recorded during the third quarter ending September 30, 2006. CRA will also be reimbursed for reasonable travel and incidental expenses incurred relative to gathering data for the reports.

MARKETING CONSULTING AGREEMENTS

During April 2006, the Company signed a marketing consulting agreement with Apex Strategies, Inc. for public sector opportunities such as State, municipal and local governments at a fee of $5,000 monthly for one year with automatic renewal if not previously terminated.

NEAH POWER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company also signed a one year extension, retroactive to February 15, 2006 and ending August 14, 2007, to a similar agreement with McBee Strategic Consulting for representation and marketing by Mr. Steve McBee, a lobbyist, who works to obtain entry to Federal Government opportunities. The fee under this agreement was $15,000 monthly through August 15, 2006 and then, subject to our agreement, was to increase to $18,000 monthly through February 14, 2007. As of November 14, 2006, we have not agreed to raise the fee.

DANFOSS

In June 2006, the Company signed a Consultancy Agreement with Danfoss A/S, a Danish Company, (“Danfoss”), regarding cooperation between the parties within the field of fluid control and disposable fluid cartridge technology for portable fuel cells that will be produced by the Company with the assistance and cooperation of Danfoss. Estimated costs of Danfoss services are anticipated to approximate $280,000 over the course of the next 12 to 18 months. Danfoss also agreed to grant a license the Company so that any specific Danfoss technology or software can be used by the Company and that technology that is developed jointly will be owned by the Company and that the Company would pay a royalty of 3% of the sales value of certain products and technology.

MTBSOLUTIONS, INC.

On May 10, 2006, the Company signed a contract with MTBSolutions, Inc. (“MTB”) a leader in advanced microelectronic packaging technology for semiconductor, photonic and MEMS applications. The Company intends that MTB will develop the necessary packaging technology to enable the mass production and shipping of its fuel cells, when fully developed and tested, and shorten the timetable to release a finished product for both the military and commercial markets.

Employment Agreement

The Company entered into an employment contract with its Chief Executive Officer, Paul Abramowitz, in March 2006. The contract calls for an annual salary of $270,000 plus the usual and customary executive benefits. Mr. Abramowitz has agreed to defer $150,000 of the annual salary until the Company raises a minimum of $5,000,000. Mr. Abramowitz can then either receive the deferred amount or convert it to options that vest at 1/12 per month, effective March 2006, and are exercisable at $0.85 per share. If Mr. Abramowitz elects to convert to the options, the Company will pay the exercise price of $0.85 per share for all such options then exercised and Mr. Abramowitz will be responsible for any taxes due. The contract is terminable by either party at any time.

NOTE 12. COMMITMENTS

The Company leases its corporate headquarters and laboratory facilities under a non-cancelable operating lease which expires in August 2007 and also leases laboratory facilities on a month-to-month basis. Rent expense is recognized on a straight-line basis over the periods in which benefit from the property is derived.

As of September 30, 2006, future minimum rental and related payments required under operating leases are approximately $120,000.

Rental expense was $47,900 for the three months ended September 30, 2006 and 2005 and $143,700 for the nine months ended September 30, 2006 and 2005.

NOTE 13. RELATED PARTY TRANSACTIONS

As discussed in Note 1, in connection with the Merger, Novellus, a shareholder of NPSWA, agreed to cancel warrants of NPSWA it held and the Company agreed to pay, by November 30, 2006, approximately $150,000 owed to Novellus for services. In addition, as discussed in Note 9, the Company and Novellus re-negotiated the final terms of a new collaboration agreement on May 24, 2006 and 4,705,000 new warrants to purchase shares of common stock of NPS were issued to Novellus on May 26, 2006 exercisable at $0.001 per share. Vesting of such warrants is subject to certain milestones being achieved over the course of the next 3 to 18 months as described in Note 9.

NEAH POWER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Novellus can currently exercise its warrants, but under such circumstances, the Company can exercise a repurchase right to acquire warrant stock acquired by Novellus prior to achieving any specific milestone and Novellus could only recover the exercise price it had paid for the repurchased stock.

NOTE 14. MERGER TRANSACTION WITH GMI

In February 2006, NPSWA converted all of its shares of Series A and Series B Preferred Stock to Common Stock and amended its Articles of Incorporation to eliminate such classes of Preferred Stock and to create a new series of preferred stock known as Series

A-1 Preferred Stock with 11,000,000 shares authorized. New Common shares were then issued for the old Common shares in the ratio of one (1) new share for ten (10) old shares. Upon completion of this reverse stock split, 7,990,457 shares of the NPSWA’s Common Stock were issued and outstanding. No Series A-1 Preferred shares have been issued.

On March 9, 2006, NPSWA entered into an Agreement and Plan of Merger (“the Merger Agreement”) with GMI, a Nevada shell corporation, Growth Acquisition Corp. (“GAC”), a Washington corporation, Summit Trading Limited (“STL”), a British Virgin Islands corporation, and Special Investments Acquisition Associates LLC (“SIAA”), a Delaware limited liability company. The Merger Agreement was further amended on April 12, 2006. By virtue of this merger, GMI became the parent corporation of NPSWA and owns 100% of its capital stock. Following the merger, GMI changed its corporate name to Neah Power Systems, Inc. (“NPS”).

Prior to the merger, GMI was an inactive shell corporation and had engaged in no substantive business operations since 2003. Prior to consummation of its acquisition of NPSWA, a total of 10,481,543 shares of common stock of GMI were issued and outstanding.

Under the terms of the merger the 7,990,457 outstanding Common shares of NPSWA were converted into 26,203,858 shares of common stock of NPS and all outstanding NPSWA stock options and warrants were cancelled. In addition, NPS contributed $500,000 to the working capital of NPSWA.

In January and February 2006, certain of the stockholders of NPSWA made unsecured 8% demand loans to NPSWA aggregating $142,400.

In March 2006 certain security holders of NPSWA provided for additional loans totaling $358,000. In connection with the merger, such loans, together with the $142,400 of other stockholders loans referred to above, were exchanged for a total of $500,400 of 8% convertible notes of NPS that were convertible into common stock of NPS at $0.20 per share, and would automatically convert into 2,502,000 shares of common stock at such time as additional financing of not less than $1,500,000 was provided to the NPSWA. Such financing occurred on April 27, 2006 with the closing of the Private Placement. In addition, holders of the notes received five-year warrants to purchase an aggregate of 3,753,000 shares of common stock of NPS, at an exercise price of $0.20 per share. As discussed in Note 1, these warrants have no cost to the Company and therefore have not been valued.

Immediately prior to the Merger, GMI sold to two entities, for an aggregate of $6,500, shares of GMI Series A Preferred Stock that were convertible into 58,875,030 shares of NPS common stock (exclusive of an additional 3,753,000 shares set aside as treasury shares for delivery upon the exercise of warrants as described in Note 9) and were automatically convertible into such common stock if NPS or NPSWA completed an equity or equity type financing for an additional $1,500,000.

The President and Chief Executive Officer of the Company, Paul Abramowitz, and members of his family had a beneficial interest in approximately 50% of these shares upon their issuance. In addition, members of the Abramowitz family were indirect former stockholders of NPSWA and received, on a pro rata basis, an additional 93,927 shares of NPS common stock in the Merger. The Series A Preferred Stock was automatically converted effective with the closing of the Private Placement on April 27, 2006.

NEAH POWER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The conversion value of the common stock into which the convertible loan payable of $500,400 was converted, was set at $0.20 per share by the board of directors of the Company on March 14, 2006, the date the conversion was executed. Such conversion price was determined to be the fair market value on that date.

The private placement offering price of $0.50 per share was determined by the board of directors after discussions amongst themselves, a review of the immediate need for funds in order to continue the business, the existing circumstances and prospects and consultation with certain advisors, including BMA, the Placement Agent.

The number of common shares of NPS into which the NPS Convertible Preferred Series A stock would convert was determined by negotiation amongst all the parties and a determination of percentage participation that each group would have and taking into account the surrounding circumstances of GMI and NPSWA.

The series A and B convertible preferred stock of NPSWA had conversion rights from the original issue date and on each date when subsequently issued. As part of the merger with GMI, all Preferred Shareholders were required to convert into common stock in order that the number of shares of NPSWA to be exchanged for NPS shares would be a specific number subsequent to the one for ten reverse split. The transaction was structured as a reverse merger and as described in Section 10.516 of the SEC Accounting Interpretations publication, such a transaction is to be accounted for as a recapitalization of the accounting acquirer. Thus the historical entity’s stockholders’ equity, that of NPSWA, has been restated. A summary of the entries to record the merger follows (in thousands of dollars):

NEAH POWER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	GMI - (Neah Power - Nevada)				Neah - (Neah Power - Washington)
	@				@						Consol.
	Merger	Merger		Post-	Merger	Merger		Post-	Consol.		-Post-
	Date	Adj.		merger	Date	Adj.		merger	Adj		merger
ASSETS:

Assets	$506.5			$506.5	$1,189.4			$1,189.4	($500.0)	(4)	$1,195.9

Investment in
NPS-Nev				0.0		506.5	(3)	506.5	(506.5)	(5)	0.0

TOTAL ASSETS	$506.5	$0.0		$506.5	$1,189.4	$506.5		$1,695.9	($1,006.5)		$1,195.9

LIABILITIES AND SHAREHOLDERS’
EQUITY:

LIABILITIES	$0.0			$0.0	$1,972.4			$1,972.4	($500.0)	(4)	$1,472.4

SHAREHOLDERS’ EQUITY:
GMI:

Preferred Stock	6.5			6.5							6.5

Common Stock	10.5	26.2	(1)	36.7							36.7

APIC	75.8	(26.2)	(1)	49.6					(49.6)	(5)	0.0

Retained
Earnings
(Accum.
Deficit)	413.8			413.8					(413.8)	(5)	0.0

Neah:
Preferred Stock -
Series A					0.0	6.5	(3)	6.5	(6.5)	(5)	0.0

Common Stock					19,251.8	(19,225.6)	(2)	36.7	(36.7)	(5)	0.0

						10.5	(3)				0.0

APIC					3,124.3	19,225.6	(2)	22,839.4			22,839.4

						489.5	(3)				0.0

Retained Earnings
(Accum. Deficit)					(23,159.2)			(23,159.2)			(23,159.2)

TOTAL
SHAREHOLDERS’
EQUITY:	506.5	0.0		506.5	(783.1)	506.5		(276.6)	(506.5)		(276.6)

TOTAL
LIABILITIES
AND
SHAREHOLDERS’
EQUITY:	$506.5	$0.0		$506.5	$1,189.4	$506.5		$1,695.9	($1,006.5)		$1,195.9

Footnotes:

1. Record acquisition of Neah Power - Washington by Growth Mergers (Neah Power - Nevada). The offsetting debit to the credit to Growth Mergers Common Stock is to Additional Paid-In Capital rather than to an Investment account because the subsidiary (Neah Power - Washington) will be treated as if it were the acquirer.

2. Recapitalize Neah Power - Washington Common Stock so that the number of shares issued and par value is the same as Growth Mergers (Neah Power - Nevada) (36,685,392 shares at $0.001 per share).

3. Record the book value of the net assets of Growth Mergers (Neah Power - Nevada) on the books of Neah Power - Washington as if Neah Power - Washington were the acquirer.

NEAH POWER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Eliminate intercompany advance.

5. Eliminate Neah Power - Washington’s investment in Neah Power - Nevada.

NOTE 15. PRIVATE PLACEMENT

On April 27, 2006, the $500,000 minimum / $2,500,000 Maximum Private Placement was closed with total gross proceeds of $2,300,000 received from the sale of 4,600,000 NPS common shares at $0.50 per share. Total cash proceeds were $800,000 of which a certain purchaser paid $500,000 in cash and tendered a $1,500,000 Promissory Note due $750,000 on May 27, 2006 and $750,000 on June 28, 2006. Subsequently, the payment terms of such notes were amended to allow for various due dates for various amounts through November 3, 2006, and full payment of $1,500,000 principle and $28,990 interest had been received by that date.

All investors in this private placement represented in writing that they are accredited investors, as defined, and that they acquired such securities for their own account. A legend was placed on each certificate stating that the securities have not been registered under the Securities Act and can not be sold or otherwise transferred without an effective registration statement covering such shares or on the availability of an exemption from the registration requirements of the Securities Act.

In connection with the closing of the Private Placement, BMA Securities will receive a cash commission of 8% of the gross amount raised limited to a maximum commission of $160,000. In addition, BMA Securities will receive 320,000 five year warrants to purchase NPS common shares at $0.60 per share, 120% of the fair market value on the date of grant. These warrants have been valued at $159,000 and have been recorded as non-cash additional commission.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

This quarterly report on Form 10-QSB contains a number of “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Specifically, all statements other than statements of historical facts included in this quarterly report regarding our financial position, business strategy and plans and objectives of management for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of management, as well as assumptions made by and information currently available to management. When used in this quarterly report, the words “anticipate,” “believe,” “estimate,” “expect,” “may,” “will,” “continue” and “intend,” and words or phrases of similar import, as they relate to our financial position, business strategy and plans, or objectives of management, are intended to identify forward-looking statements. These statements reflect our current view with respect to future events and are subject to risks, uncertainties and assumptions related to various factors.

You should understand that the following important factors, in addition to those discussed below the heading “Overview” and in our registration statements and periodic reports filed with the SEC under the Securities Act and the Exchange Act, could affect our future results and could cause those results to differ materially from those expressed in such forward-looking statements:

•	general economic conditions,

•	limited operating history,

•	difficulty in developing, exploiting and protecting proprietary technologies,

•	results of additional research and development,

•	acceptance and success of our fuel cell products,

•	intense competition in our industry,

•	our future capital needs and our ability to obtain financing, and

•	other risks and uncertainties as may be detailed from time to time in our public announcements and filings with the SEC.

Although we believe that our expectations are reasonable, we cannot assure you that our expectations will prove to be correct. Should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described in this Quarterly Report as anticipated, believed, estimated, expected or intended.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or any other reason. All subsequent forward-looking statements attributable to the Company or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to herein. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report may not occur.

PLAN OF OPERATION

We are developing a direct methanol micro fuel cell using our patented technology which is based on porous silicon. The fuel cells we have planned and designed are intended to be viable replacements of many types of batteries typically in use today, such as the lithium-ion and lithium-polymer power sources that drive most laptop and notebook computers and many other types of electronic equipment.

Recent trends continue to show the need for better and longer-lasting power solutions to close the “power gap” thus enhancing mobility and productivity.

Based on user demand, mobile electronic companies continue to add features for richer experiences. Notebook PC makers, for example, in recent years have enhanced their products with larger, more vivid color displays, faster processors, larger hard drives, DVD and/or CD drives, as well as multimedia and wireless networking capabilities. Each of these additions requires more power and, taken together, can be a significant drain on the PC’s limited battery capacity.

Users are also more dependent on these mobile devices and using them longer without access to A/C power, compounding the “power gap.” Sales of notebook PCs continue to grow faster than those of the overall PC market, and now represent more than half of all PCs sold. Moreover, with the growth and widespread availability of high-speed wireless connections (Wi-Fi) in corporate offices and public locations, “persistent” computing - constant connectivity to the Internet, email and corporate files - is becoming commonplace, creating additional demands for longer-lasting power.

We believe that our fuel cells, when fully developed, will be capable of bridging the power gap by having more power, a longer life and an instant recharge system using replacement fuel cartridges. In addition, we believe that they will be smaller and lighter than the batteries currently in use.

Having recently achieved stable, high power operation of our silicon-based chemical reactor (also referred to as a “stack”), we are scheduled to assemble a complete working prototype, including all auxiliary subsystem components, for bench-top testing during the second half of 2006.

We have an agreement with MTBSolutions, Inc. (“MTB”), a leader in advanced microelectronic packaging technology, for semiconductor, photonic and MEMS applications. MTB will develop the necessary packaging technology to enable the mass production and shipping of our fuel cells, when fully developed and tested, and shorten the timetable to release a finished product for both the military and commercial markets.

Our operational plan for fiscal year 2007 and 2008 includes several milestones that are set forth in our collaboration agreement with Novellus. These milestones we will accomplish with Novellus are as follows:

1.
Complete a fully self contained prototype fuel cell capable of producing 10 Watts of power continuously for 5 hours using one detachable cartridge. The prototype will be approximately 40% larger than the intended size of our initial military product.

We expect this milestone to be completed by December 31, 2006.

2.
Complete a fully self-contained fuel cell capable of producing 45 Watts of peak power and 300 WH capability at 20 Watts average operating power. This prototype will be the same size as our initial military product, i.e. about 0.9 liter, which is the same size as a standard disposable battery widely used in the military.

We expect this milestone to be completed by September 30, 2007.

3.	Complete the following tasks:

o	Establish a pilot production line to assemble completed fuel cells.

o
Finalize a manufacturing process for silicon electrodes based on the most common silicon wafer format, based on commercially available equipment, and identification of a manufacturing partner that is capable and willing to run the process.

o	Reduce the cost of processing porous silicon electrodes to $30 or less per silicon wafer. One silicon wafer is expected to yield 12 electrodes.

We expect this milestone to be completed by December 31, 2007.

4.	Complete the following tasks:

o
Reduce the electrode catalyst loading to 25-30% of its value as of May 2005. Catalyst materials form a large part of the production cost of any methanol fuel cell; reaching this target would allow us to meet our cost of goods targets in the future.

o	Develop a plan to scale our fuel cell production process to commercial volumes, and to adapt it to commercially available equipment.

We expect this milestone to be completed by March 31, 2008.

To achieve these milestones and to develop a marketing program for both the military and commercial markets as well as OEM’s, we will have to raise additional funds of approximately $15 million over the next twelve months.

DISCUSSION AND ANALYSIS

OVERVIEW

We have limited capital resources, expect to continue to sustain substantial losses, and have relied primarily on sales of securities and proceeds from borrowings for operating capital, all of which raise substantial doubt about our ability to continue as a going concern. We must raise sufficient capital to fund our overhead burden and our continuing research and development efforts going forward.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2006 As Compared To Three Months Ended September 30, 2005

We had no revenues in the quarter ended September 30, 2006, compared to revenue from grants of $200,000 in the comparable three month period of 2005. The grant program that generated revenue in 2005 terminated in October 2005. However, we are in the process of finalizing negotiations with the Department of Defense (“DoD”) and the Office of Naval Research (“ONR”) for a grant of up to $1.75 million, primarily for expense reimbursement, over approximately a twelve month time frame for a project that would start in late 2006 or early 2007 subject to execution of an agreed contract.

Research and development expenses for the three months ended September 30, 2006 increased by $218,467 or approximately 23%, to $1,129,502 from the $911,035 recorded in the comparable three month period ended September 30, 2005. The increase was primarily due to stock option expense of approximately $190,000 relative to research and development employees in the 2006 period, for which there is no corresponding amount for the three months ended September 30, 2005 as there were no option grants in fiscal 2005 and hence no valuations or expense allocation during that year. In addition, project expenses related to cell and stack design increased by approximately $133,140 due to outsourcing this particular research and development effort to our partners Danfoss A/S, a Danish Company, and MTB, while the cost of Novellus collaboration deceased by $35,539. General and Administrative expenses for the three months ended September 30, 2006 were $892,476, an increase of $550,870 from the $341,606 incurred in the comparable 2005 period. This increase was primarily due to stock option expense of approximately $72,000 relative to general and administrative personnel, warrant expense of $222,000 for the value of the CRA warrants, and an increase of approximately $144,000 in legal and accounting fees; primarily related to the merger, private placement and the registration process, and an increase in special marketing consultant fees of approximately $92,000 primarily in connection with the lobbying and grant application process.

Nine Months Ended September 30, 2006 As Compared To Nine Months Ended September 30, 2005

We had no revenues in the nine months ended September 30, 2006 as compared to revenue from grants of $725,000 in the comparable three month period of 2005. The grant program that generated revenue in 2005 terminated in October 2005. However, we are in the process of finalizing negotiations with the DoD and the ONR for a grant of up to $1.75 million, primarily for expense reimbursement, over approximately a twelve month time frame for a project that would start in late 2006 or early 2007 subject to execution of an agreed contract.

Research and development expenses for the nine months ended September 30, 2006 increased by $668,012 or approximately 26%, to $3,203,093 from the $2,535,081 recorded in the comparable nine month period ended September 30, 2005. The increase was primarily due to stock option expense of $428,823 relative to research and development employees in the 2006 period for which there is no corresponding amount for the nine months ended September 30, 2005 as there were no option grants in fiscal 2005 and hence no valuations or expense allocation during that year, and an increase of $323,911 in project expenses related to cell and stack design due to outsourcing this particular research and development effort to our partners Danfoss A/S, a Danish Company, and MTB.

General and Administrative expenses for the nine months ended September 30, 2006 were $2,182,952, an increase of $1,202,867 from the $980,085 incurred in the comparable 2005 period. This increase was primarily due to stock option expense of approximately $310,000 relative to general and administrative personnel, warrant expense of $222,000 for the value of the CRA warrants, and the inclusion of approximately $125,000 of severance pay and related expenses payable to our former President and CEO, and an increase of approximately $ 327,000 in legal and accounting fees and an increase in special marketing consultant fees of $109,000. Approximately $165,000 of the legal fees were incurred in connection with the reverse merger that closed on March 9, 2006, and the Private Placement that closed on April 27, 2006, for which there was no comparable expense in the prior year’s period.

Liquidity and Capital Resources

As of September 30, 2006, we had cash of $ 59,874 and a Note receivable of $336,477 including interest of $26,477 which was due on or before October 15, 2006. Payments of $200,000 were made through October 23, 2006 and the due date of the balance of $138,990 including interest of $28,990 was amended to November 3, 2006 and all amounts due were paid in full on such date. The amount of cash on hand and the payment to us of the note balance are not are not sufficient to support the current level of operations for the next 12 months and it will be necessary to obtain substantial additional financing. Existing investors loaned us a total of $400,000 in early November 2006 on a term loan basis bearing interest at 10% per annum and with additional consideration in the form of warrants. Our current operating expenses are approximately $450,000 per month.

We are seeking further immediate financing of $2,000,000 to $5,000,000 in the form of convertible debt and following that intend to raise $10,000,000 to $20,000,000 through the sale of common stock pursuant to a public offering. However, we cannot be certain that any of such financings will be timely obtained on acceptable terms, if at all. If we are unable to obtain, on a timely basis, the additional financing required to meet our cash needs, we will have to reduce or curtail operations which would materially and adversely affect our development efforts, and could ultimately result in the loss of our business, insolvency or bankruptcy.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the use of estimates that affect the reported amounts of assets, liabilities and expenses. Management evaluates our estimates on an ongoing basis, including estimates for Income tax assets and liabilities and the impairment of the value of investments. We base our estimates on historical experience and on actual information and assumptions that are believed to be reasonable under the circumstances at that time. Actual results may differ from these estimates under different assumptions or conditions. We believe that the following critical accounting policies affect its more significant estimates used in the preparation of its financial statements.

REVENUE RECOGNITION

Revenues consist of grant and contract revenues. Grant revenues are recognized as the related research is conducted. Contract revenues consist of amounts recorded from services provided to a single customer. Revenues earned under such arrangements are recorded as earned either as milestones are achieved or as the services are provided. Upfront payments received under contractual arrangements are recognized as revenue over the service period.

SHARE BASED PAYMENTS

Effective January 1, 2006, the Company adopted SFAS No. 123R “Share Based Payment”. This statement is a revision of SFAS Statement No. 123, and supersedes APB Opinion No. 25, and its related implementation guidance. SFAS 123R addresses all forms of share based payment (“SBP”) awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards will result in a charge to operations that will be measured at fair value on the awards grant date, based on the estimated number of awards expected to vest over the service period. Compensation cost for awards that vest will not be reversed if the awards expire without being exercised. We estimate the fair value of each stock option grant by using the Black-Scholes option pricing model.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements but does not require any new fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not yet determined the impact of applying FAS 157.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, (“FAS 158”). FAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. FAS 158 is effective for financial statements as of December 31, 2006. The Company does not expect any material impact from applying FAS 158.

 In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) 108 which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement.  SAB 108 is effective for the first interim period follow the first fiscal year ending after November 15, 2006, which, for us, is effective for fiscal 2007 beginning January 1, 2007.  We believe that the adoption of SAB 108 will not have a material impact on our results of operations, cash flows or financial condition.

In June, 2006 the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109”. This Interpretation clarifies, among other things the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition and is effective for fiscal years beginning after December 15, 2006. Earlier application is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period the Interpretation is adopted. Management believes this Statement will have no impact on our financial statements once adopted.

 In May 2006, the SEC announced that the compliance date for non-accelerated filers pursuant to Section 404 of the Sarbanes-Oxley Act had been extended.  Under the latest extension, a company that is not required to file its annual and quarterly reports on an accelerated basis must begin to comply with the internal control over financial reporting requirements for its first fiscal year ending on or after July 15, 2008, which, for us, is effective for fiscal 2008 beginning January 1, 2008.  This is a one-year extension from the previously established July 15, 2007 compliance date established in September 2005.  The SEC similarly extended the compliance date for these companies relating to requirements regarding evaluation of internal control over financial reporting and management certification requirements.  We are currently evaluating the impact of Section 404 of the Sarbanes-Oxley Act on our results of operations, cash flows or financial condition.

Item 3. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive and financial officer, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of September 30, 2006, an evaluation was performed under the supervision and with the participation of our management, including our chief executive and financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our chief executive and financial officer concluded that our disclosure controls and procedures are effective to ensure that required material information is included in this report. There has been no change in our internal control over financial reporting during the current quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of the date of this prospectus, we are not currently involved in any legal proceeding that we believe would have a material adverse effect on our business, financial condition or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 27, 2006, a Private Placement was closed with total gross proceeds of $2.3 million received from the sale of 4,600,000 shares of our common stock at $0.50 per share. Total cash proceeds were $800,000 in immediate cash and a $1,500,000 Promissory Note that was subsequently paid in full.

Item 6. Exhibits.

No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEAH POWER SYSTEMS, INC.

Date: November 14, 2006	By:	/s/ PAUL ABRAMOWITZ
Paul Abramowitz
President and Chief Executive Officer