Form 10KSB
period 2006-12-31
NEAH POWER SYSTEMS, INC.
filed 2007-03-19
CIK 1162816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

Commission file number 005-78871

NEAH POWER SYSTEMS, INC.
(Name of small business issuer in its charter)

Nevada	88-0418806
(State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

22122 20th Ave SE, Suite 161	Bothell, Washington 98021
(Address of principal executive offices)	(City, State and Zip Code)

Issuer’s telephone number  (425) 424-3324

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act:

Common stock, $0.001 par value per share
(Title of class)

Check whether issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

State issuer’s revenues for its most recent fiscal year. None.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $30,037,921. The aggregate market value was determined by multiplying the approximate number of shares of common stock (27,812,890) held by non-affiliates by the closing price of such stock ($1.08) as of March 14, 2007.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes ☐  No ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 103,162,431 shares of common stock outstanding as of March 14, 2007

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒

Explanatory Note

As used herein, (a) except for share and per share data, the terms “Neah Power,” “Company,” “we,” “our” and like references mean and include both Neah Power Systems, Inc., a Nevada corporation (formerly, Growth Mergers, Inc.), and its wholly-owned subsidiary, Neah Power Systems, Inc., a Washington corporation, on a combined basis, (b) the term, “Neah Power Washington” refers only to the Washington corporation. Except as otherwise expressly indicated, all references to shares of capital stock, notes, warrants, options and other outstanding securities mean securities only of the Nevada corporation.

Forward Looking Statements

This annual statement, including the sections entitled “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors,” contains a number of “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Specifically, all statements other than statements of historical facts included in this annual report regarding our financial position, business strategy and plans and objectives of management for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of management, as well as assumptions made by and information currently available to management. When used in this quarterly report, the words “anticipate,” “believe,” “estimate,” “expect,” “may,” “will,” “continue” and “intend,” and words or phrases of similar import, as they relate to our financial position, business strategy and plans, or objectives of management, are intended to identify forward-looking statements. These statements reflect our current view with respect to future events and are subject to risks, uncertainties and assumptions related to various factors.

You should understand that the following important factors, in addition to those discussed under “Risk Factors” above, could affect our future results and could cause those results to differ materially from those expressed in such forward-looking statements:

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

Although we believe that our expectations are reasonable, we cannot assure you that our expectations will prove to be correct. Should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described in this annual report as anticipated, believed, estimated, expected or intended.

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

PART I

Item 1: Description of Business

Overview

Through our wholly-owned subsidiary, Neah Power Washington, we have developed what we believe is a potential breakthrough in the development of a direct methanol micro fuel cell, that can serve as a replacement for batteries in a variety of mobile products.

Fuel cells are devices that combine a fuel, such as methanol, with an oxidant, such as oxygen gas, in a chemical reaction to produce electricity. Much like the engine in a car, a fuel cell can generate electricity continuously as long as fuel and oxygen are supplied to the reactor. Like a car, fuel cells can be “refueled” instantly by simply maintaining the fuel supply with small, replaceable fuel cartridges. Since fuel cells can be “recharged” instantly, end-users of mobile products powered by fuel cells can achieve long runtime by carrying spare fuel cartridges, not extra batteries and chargers. Also, because spare fuel cartridges can be smaller, lighter and less costly than extra batteries, convenience of use can be dramatically improved.

Using our patented technology based on porous silicon, we are developing this technology to produce our proprietary fuel cell for portable electronic devices to replace batteries that typically operate in the 10-100 watt range. These electronic devices are most commonly served by lithium-ion battery based power packs.

To date, we have achieved stable, high power operation of our silicon-based chemical reactor (also referred to as the “stack”), but have not as yet assembled a working prototype with all auxiliary subsystem components. While we expect to have completed a working prototype by the first half of 2007, we cannot assure you that we will in fact be able to do so.

We intend to develop prototype devices that can be evaluated by OEM’s for the development of final fuel cell products that either we or potential licensees of ours will use to manufacture final products for sale to our partners, distributors, or OEM customers. We also intend to design and distribute the fuel cartridge that our fuel cells require for refueling. We expect to generate revenues from both the sale and licensing of both fuel cartridges and the completed fuel cells. Our current business plan contemplates that we will subcontract to third parties substantially all of the production and assembly of these fuel cartridges. However, we may elect to produce the fuel cells through subcontractors and distribute it ourselves, or we may opt to both manufacture and distribute the fuel cells ourselves. What decision we ultimately make will depend upon our capital resources and production costs to be incurred, and cannot be predicted at this time.

In order to complete development of our fuel cell, we must achieve the following goals:

• Resolve certain issues of contamination of the electrolytes which can lead to degraded performance of the fuel cell unit and therefore reduce its power capability;

• In order to meet specifications suitable for a military fuel cell, increase by approximately 400% the volumetric power density over the power density currently available in our fuel cells - this power increase is believed to be achievable based on experimental data and modeling, but has not yet been demonstrated in an operating fuel cell;

• Complete development of manufacturing techniques for fuel cell and fuel cartridge assembly, allowing the unit to meet relevant specifications (such as those of the Underwriters’ Laboratories) that are required by many customers;

• Further develop manufacturing techniques for key components of the fuel cells and locate suitable manufacturing partners or subcontractors; and

• Reduce the gold and platinum precious metal content of the fuel cells from present levels according to a staged program in order to meet our production cost objectives.

Business Development

A. Growth Mergers, Inc.

Neah Power Systems, Inc. was incorporated in the State of Nevada on February 1, 2001 under the name Growth Mergers, Inc. Effective March 9, 2006, Growth Mergers, Inc. entered into an Agreement and Plan of Merger, as amended on April 10, 2006. Pursuant to such merger agreement, Growth Acquisitions, Inc., a Washington corporation and wholly-owned subsidiary of Growth Mergers, Inc., merged with and into Neah Power Washington. Following the merger, Growth Mergers, Inc. changed its corporate name from Growth Mergers, Inc. to Neah Power Systems, Inc. By virtue of this merger, Growth Mergers, Inc. (as Neah Power Systems, Inc.) became the parent corporation of Neah Power Washington.

The purpose of the merger was to enable Neah Power Washington, as Growth Mergers, Inc.’s subsidiary, to access the capital markets via a public company. Our common stock currently trades on the OTC Bulletin Board. We may seek to list our shares on a national securities association or exchange, such as the Nasdaq Stock Market or the American Stock Exchange. There is no assurance that we will qualify for quotation on a national securities association or exchange.

Prior to the merger Growth Mergers, Inc. was a shell company and had engaged in no substantive business operations since 2003. In May 2005, a shareholder of the shell company brought an action in Nevada Superior Court seeking the appointment of a custodian for the purpose of reinstating the corporate charter, locating the financial records in order to file tax returns and an information statement to permit it to resume its status of good standing and to otherwise restore the business and prospects of Growth Mergers, Inc. for the benefit of its shareholders. On June 14, 2005, the custodian was appointed. In August 2005, the custodian finished its report on the winding up and filed a Report of Custodian and Request for Discharge in which it affirmed that it had fulfilled its duties as custodian under the Nevada Revised Statutes and requested that it be discharged as such. In October 2005, this process was complete and the Second Judicial District Court of the State of Nevada issued an Order Approving Report and Discharge of Custodian. As a result, the custodian was appointed the sole director, President and Secretary, the corporation was restored to good standing with a newly appointed agent for service of process and the custodian appointed an accounting firm to compile financial statements for 2004 and 2005 to reflect no assets, no liabilities and no income or expenses (a subsequently performed audit of the financial statements uncovered $49,000 in liabilities to certain persons, as discussed below). No record was found involving any liens, judgments, warrants, options or other claims against the corporation or its stock. This process enabled the then principal stockholders to use the entity for other purposes, such as the transaction that ultimately resulted with Neah Power Washington. Although approved by the Nevada District Court, the effect of the custodian’s report was not the legal equivalent of a debtor being discharged from its obligations in a bankruptcy proceeding.

Prior to its acquisition of Neah Power Washington, Growth Mergers, Inc. effected a 1:100 reverse split of its 24,077,150 then outstanding shares of common stock, and entities controlled by David Moore, Peter Cangany, John Otto and David Otto, the holders of approximately $49,000 of Growth Mergers, Inc.’s then outstanding debt, converted such debt into 5,000,000 shares of common stock. Growth Mergers, Inc. then effected a 2:1 forward stock split, as a result of which an aggregate of 10,481,543 shares of Growth Mergers, Inc. common stock was issued and outstanding immediately prior to the acquisition of Neah Power Washington. The stock splits were effected for the purpose of arriving at a specified capital structure for Growth Mergers, Inc. which was the result of negotiations among the above-referenced principal stockholders of Growth Mergers, Inc. and affiliates of Special Investments Acquisitions Associates, LLC and Summit Trading Ltd. Such stock splits were consummated to effect such desired capital structure of Growth Mergers, Inc. immediately prior to its acquisition of Neah Power Washington and were instrumental in inducing the Growth Mergers, Inc. principal stockholders to contribute $500,000 to the capital of our company as working capital for Neah Power Washington. Prior to the merger, Neah Power Washington had exhausted all its working capital and furloughed substantially all of its employees and was in default in payment of rent under its lease. The $500,000 was urgently needed to bring the employees back to work prior to them finding alternative employment, to pay rent and to provide the necessary working capital for the immediate future while additional financing was being sought. Such $500,000 capital contribution was a condition to consummation of our acquisition of Neah Power Washington.

All share and per share amounts contained in this annual report reflect the reverse and forward stock splits referred to above.

B. Terms of the Merger

Each of the 7,990,457 shares of common stock of Neah Power Washington outstanding was converted into the right to receive 3.2793941 shares of common stock of Growth Mergers, Inc. Pursuant to the merger agreement, Growth Mergers, Inc. issued 26,203,858 shares of its common stock to the former shareholders of Neah Power Washington. In addition, Growth Mergers, Inc. provided for $500,000 of much needed capital for Neah Power Washington.

On March 9, 2006, Growth Mergers, Inc. sold for nominal consideration ($6,500 or $0.001 per share) to Special Investments Acquisitions Associates, LLC and Summit Trading Ltd. a total of 6,500,000 shares of our Series A Preferred Stock that were convertible into a maximum of 68,130,030 shares of our common stock (for a common per share purchase price of approximately $0.0001065), less the sum of (a) 5,502,000 shares of our common stock that were or are issuable to other former Neah Power Washington security holders upon conversion of our 8% notes or exercise of certain warrants, and (b) all shares issued in connection with any one or more offerings of equity or equity type securities providing our company with aggregate initial gross proceeds of $1,500,000, resulting in a net of 62,628,030 shares. The 5,502,000 shares consist of 2,502,000 shares that were issuable on conversion of shareholder loans (at a conversion price of $0.20 per share) and 3,000,000 shares contributed as part of our private placement.

As indicated above, the holders of our Series A Preferred Stock were instrumental in negotiating and arranging for the merger transaction with Neah Power Washington. Paul Abramowitz, our Vice Chairman, Chief Executive Officer and President, is the principal owner of Special Investments Acquisition LLC, and also beneficially owned through an affiliate approximately 0.4% of the capital stock of Neah Power Washington prior to the merger. On an as-converted basis, the purchasers of the Series A Preferred Stock paid nominal consideration of $6,500, or approximately $0.0001065 per share of underlying common stock. This nominal purchase price, the number of shares issued and the terms of the Series A Preferred Stock were based upon negotiations between the board of directors of Neah Power Washington and representatives of the significant shareholders of Neah Power Washington (principally, Castile Ventures, Frazier Technology Ventures I, L.P. and Alta California Partners III, L.P.), on the one hand, and the Series A Preferred Stock purchasers, on the other hand. The number of shares of Series A Preferred Stock and the nominal price thereof was determined as consideration for the Series A Preferred Stock purchasers’ role in identifying Growth Mergers, Inc., negotiating and facilitating the merger and for securing the then critically needed short-term funding for Neah Power Washington. The consideration represented by the Series A Preferred Stock consisted of a controlling interest in our company following the merger. Paul Abramowitz led the negotiations on behalf of SIAA and Summit Trading, the purchasers of the Series A Preferred Stock. Mr. Abramowitz consulted with and kept Summit Trading and its affiliates Richard Fixaris and C.S. Arnold (the settlor of the Weast Family Trust, the sole equity owner of Summit Trading) informed of the progress of the negotiations throughout the process.

At the time of such negotiations, Neah Power Washington urgently needed immediate funding from third party sources as its existing investors were subject to certain restrictions on investing additional funds, consisting of limits on the amount of capital Frazier, the largest investor in Neah Power Washington, could invest in any one transaction. Additionally, Neah Power Washington management strongly believed that it needed to become part of a public company through the merger in order to obtain such immediate funding and attract additional financing as needed.

In connection with the merger, in March 2006, Alta California Partners III, L.P., Alta Embarcadero Partners III, LLC, Castile Ventures II-A, L.P., Castile Ventures II-B, L.P., Frazier Technology Ventures I, L.P. and Friends of Frazier Technology Ventures I, L.P., each of which were Neah Power Washington security holders, exchanged an aggregate of $142,400 of Neah Power Washington notes for our convertible notes and lent an additional $358,000 to Neah Power Washington. In consideration for such additional loans, we exchanged all Neah Power Washington notes for our 8% $500,400 convertible notes due June 30, 2007. Such 8% notes were convertible at $0.20 per share and included five year warrants entitling the note holders to purchase an additional 3,753,000 shares of our common stock at an exercise price of $0.20 per share. By their terms, all of the $500,400 of convertible notes automatically converted into shares of our common stock at such time as we received gross proceeds of $1,500,000 or more (in addition to the $500,000 provided at closing of the merger by Growth Mergers) from any additional debt or equity financing. Dr. Daniel Rosen, the chairman of the board of directors of our company and a director of Neah Power Washington, was at the time of the merger affiliated with Frazier Technology Ventures I L.P., and Roger Walton, a director of our company and a director of Neah Power Washington at the time, was at the time of the merger and continues to be affiliated with Castile Ventures II-A, L.P. and Castile Ventures II-B, L.P. The $358,000 of additional loans and the terms of the consolidated 8% convertible notes aggregating $500,400 were negotiated by Messrs. Rosen and Walton on behalf of Frazier and Castile, respectively, and Paul Abramowitz on behalf of our company. In view of their representation on the Neah Power Washington board of directors and their continuing participation on our board of directors after the merger, principals of each of Frazier, Castile and Alta, other than Dr. Rosen and Mr. Walton, approved the final terms of these transactions.

As described elsewhere in this annual statement, in April 2006, we sold an aggregate of 4,600,000 shares of our common stock at $0.50 per share to nine investors in a private placement. As a result, all $500,400 of our 8% notes were converted into 2,502,000 shares of our common stock. In addition, all 6,500,000 shares of Series A Preferred Stock issued in March 2006 to Special Investments Acquisitions Associates, LLC (“SIAA”) and Summit Trading Ltd. (“Summit”) were, by their stated terms, converted into an aggregate of 62,628,030 shares of our common stock, of which 3,753,000 shares were returned to us effective as of April 27, 2006 and are held as treasury shares for issuance upon exercise of warrants issued to the former holders of our 8% notes. Consequently, the status of these shares is that they are issued but no longer outstanding. The remaining 58,875,030 shares originally issued to SIAA and Summit are not affected thereby and remain issued and outstanding.

While all of the outstanding warrants to purchase common stock of Neah Power Washington were “out of the money” as of the date of the merger agreement, the holders of our Series A preferred stock agreed to escrow up to 225,000 shares of their common stock for issuance to any holder of such Neah Power Washington warrants that had not expired or been terminated.

As described elsewhere in this annual report, in December 2006, we entered into Bridge Loan Agreements and issued 6% Secured Promissory Notes due May 26, 2007 to six accredited institutional investors in exchange for gross proceeds of $1,550,000. In connection with such financing, we issued the buyers of the notes an aggregate of 500,000 shares of common stock. We also issued to Palladium Capital Advisors, LLC, the distributor, a five year warrant to purchase up to 81,579 additional shares of our common stock at $1.33 per share.

The Opportunity

The worldwide proliferation of portable electronic devices, including notebook and tablet computers, camcorders, digital cameras and military equipment has created a large and growing demand for energy storage systems that are compact, lightweight and powerful and a large market for small, high performance batteries.

The Growing “Power Gap”

We believe that a “power gap” has emerged between the energy demand of portable electronic devices and the energy storage available in today’s rechargeable batteries. The power gap is widely recognized to be among the most important challenges facing the portable electronics industry. We further believe that fuel cells are one of the most promising technologies that can bridge the power gap and provide portable products with a significant increase in runtime, instant recharge and greater convenience of use.

As technology advances are made for a wide variety of portable electronic devices, a key gating issue is meeting demands for greater power. Power-hungry features include WiFi (802.11 wireless), WiMax (802.16 wireless), high-speed WAN networking (e.g. EVDO), DVD players, better sound, better graphics, realistic games, etc.

The growth of this power gap can be clearly seen in currently available rechargeable batteries. As an example, in recent years, computer notebook makers have introduced products with larger, more vivid color displays, faster processors, larger hard drives, DVD drives and burners, as well as multimedia and wireless networking capabilities. Each of these features requires additional power, and taken together, can be a significant drain on the PC’s limited battery capacity. Even simply watching a two hour movie on a laptop often requires a total recharge of the battery. Thus, battery life has become a key component in the consumer’s purchase decision. We believe that the direct methanol, micro fuel cell is one of the most promising technologies that can bridge the power gap and provide portable products with a significant increase in runtime and greater convenience of use.

We believe that the limited energy storage of existing battery technologies is widely recognized to be among the most important challenges facing the portable electronics industry.

We also believe that our direct methanol micro fuel cell technology has direct commercial applications in portable laptop computers. Laptops now constitute over half of all computers sold. We believe that our technology may ultimately be capable of replacing the lithium-ion batteries currently used by computer manufacturers world-wide.

Many other portable electronic devices would also benefit from our fuel cell technology. For example, modern game consoles with realistic graphics and sound require a great deal of power and could be a market for our fuel cells, as could a variety of digital cameras and camcorders. Virtually any power hungry portable consumer device that currently uses a rechargeable or disposable battery is a candidate for our fuel cells in the long term.

The Military Need

We believe that the military has a particularly acute need for better battery solutions. As batteries reach the end of their useful life and power limits the need for an alternative portable power source is clear.

Limited Development Potentials Of Conventional Battery Technologies

Lithium-ion is the dominant technology for powering today’s notebook and tabletop PCs, and other mobile devices. Introduced in the early 1990s, many experts believe the technology has become mature. While new electrode materials under development have the potential to increase battery energy density by as much as 25% over the next two to three years, many industry experts believe that the energy demand from new features will outpace this growth and that the power gap will continue to worsen.

The Opportunity For Fuel Cells

Fuel cells are one of the most promising technologies for bridging the “power gap” described above because they provide much longer runtimes and can be refueled indefinitely with small, inexpensive fuel cartridges. Management of our company believes that a cost-competitive fuel cell system could ultimately be the power supply of choice for a broad range of portable consumer devices such as notebook computers, media players, cell phones, game consoles and their successors. Management of our company also believes that fuel cells will be the power source of choice for many military, homeland security, emergency service and commercial duty uses such as tactical radios, remote sensors, specialized computers and professional video equipment. The availability of small fuel cells is also expected to stimulate the development of completely new categories of devices.

The Fuel Cell Market

Fuel cells can be categorized by the market applications they potentially serve and by their power output. We are focused on providing an alternative to conventional batteries for portable electronic devices that typically operate in the 10-100 watt range. Examples of end applications we are targeting include notebook computers, media players, game consoles, tactical radios for military and homeland security, remote sensors and video equipment.

Other segments of the fuel cell market include low power systems (less than 10 watts) for low power devices and trickle chargers, and higher power systems (greater than 100 watt) typically aimed at stationary power generation or vehicle power plants.

Our target market segment has a number of specific requirements and unique challenges. To succeed in this segment, fuel cells must have a high power density (i.e., a high wattage for their size and weight). They must also have a safe, easily portable and efficient fuel source. The fuel cells must be transportable and operate reliably in a wide range of environmental conditions.

We are focused on replacing batteries in the 10-100 watt range. There are applications that require less than 10 watts, typically standard cell phones and the like. Low power fuel cells can be used as off board “battery chargers” meant to serve essentially as a trickle charger to an existing battery solution. These applications use simpler fuel cells that are typically characterized by “passive” fuel management systems, small size and low power output capability. Replacing batteries in the 10 to 100 watt range is much more difficult, since it requires a much higher power output, more efficiency and an active rather than passive design.

Within the 10-100 watt battery replacement space, the dominant technology direction over the last 30 years has been the ongoing development of fuel cells based on Proton Exchange Membranes (“PEM”). A PEM is usually a polymeric structure resembling a thin sheet of plastic that conducts protons, acting as a solid state electrolyte for electrochemical reactions. Typical PEM based fuel cells use this material as a basic building block of the electrochemical power generation unit. PEM -based solutions may use either the oxidation of hydrogen gas as the fuel source or the direct oxidation of liquid methanol in a configuration known as Direct Methanol Fuel Cell (“DMFC”).

The commercial development of PEM-based solutions has been hampered by a number of technical issues. Performance of these PEM membranes is highly dependent on maintaining tight environmental control of the operating conditions which has been difficult to achieve in product based designs. Longevity of the PEM based systems has also been a challenge with membrane and catalyst degradation issues limiting the operating life of the systems. Finally, PEMs are expensive to manufacture because they use costly proprietary materials and because the industry has not been able to develop the scalable low-cost manufacturing processes that are needed for the unique PEM fuel cell requirements.

Rather than joining numerous other companies that are trying to create a better PEM-based direct methanol fuel cell, we felt an entirely new design approach was necessary to achieve the energy and power densities and reliability required by portable electronic devices. Our unique fuel cell design utilizes a patented porous silicon electrode structure and circulating liquid streams of fuel, oxidant and electrolyte. In final form, the technology can be packaged in a plastic case to create a self-contained system that retains the excess water produced during operation and does not expose the cathode catalyst directly to the contaminants found in the air like traditional DMFCs. Furthermore, since our design is based largely on standard silicon wafer processing, we believe that it should have significant manufacturing advantages over traditional PEM-based fuel cells.

Based on our 8 issued patents and 10 additional patent filings, we believe our technology is proprietary and can be protected.

Strategic Goals And Relationships

We plan to employ a two-pronged commercialization strategy, initially focusing on military and industrial duty applications, followed by penetration of consumer electronics markets as continued development efforts improve fuel cell performance and cost. End users of fuel cell-powered products will be able to achieve long runtime by carrying spare fuel cartridges, not extra batteries and chargers.

The initial markets (military and industrial) have certain unique needs, both for fuel cells and cartridges. We plan to partner with existing leaders in those fields to assist in the design to meet those unique needs, and ultimately, to facilitate the sales, marketing and distribution of our products to the end customers.

We have established several business relationships that we believe will help us develop, produce and market our fuel cells and cartridges.

In September 2003, we were awarded a two year, $2.0 million government grant from National Institute of Standards and Technology’s Advanced Technology Program. This grant was completed in September 2005. Deliverables associated with the grant were confined to reports on technical progress. All terms associated with the grant are defined in the document “Department of Commerce Financial Assistance Standard Terms and Conditions.”

In December 2003, we signed a $1.7 million agreement with Thales Communications, Inc., a defense contractor (“Thales”), to provide fuel cells for use with portable, tactical military radios and other next generation communications devices. This contract provided for an initial payment of $153,000 followed by a total of $191,000 during the course of a 9-month contract. If Thales exercises an option to continue development, $1.402 million will be payable in stages over the year following exercise of this option. The agreement includes provisions for escrow of contract deliverables which would allow Thales to continue to manufacture our products under certain circumstances. The agreement, as amended, is attached as an exhibit to this annual report. We are late in delivering prototypes according to the terms of the contract. This is largely due to difficulties in reduction of our technology to practice. Early prototypes of our technology were not successful and this led to a need for changes in the fuel cell design. We continue to work with Thales toward revising and restating our contractual milestones. Under the terms of the agreement, Thales can terminate the contract at any time.

In May 2004, Novellus Systems, Inc. invested $2.5 million in Neah Power Washington and signed a technology collaboration agreement. Effective May 24, 2006, this agreement was renewed and extended to March 9, 2008 and we were added as a party. Under the terms of the renewal agreement, Novellus continues to provide us with key engineering and technical expertise in connection with the development of our products, including the use of porous silicon in our fuel cells. Subject to Novellus’ continued assistance under the collaboration agreement and the technology being jointly developed with Novellus achieving the milestones set forth below, we expect to acquire all significant rights to the technology developed jointly by Novellus and us and to obtain the right to call on Novellus for reasonable technical assistance for a period of seven years. As part of the contract renewal, we have issued to Novellus a warrant to purchase 4,705,000 shares of our common stock at an exercise price of $.001 per share, for an aggregate purchase price assuming total exercise of $4,705, which will expire on April 1, 2011. The milestones have been established and are set forth below, as well as their expected dates of completion. Novellus has agreed under the extension agreement to the termination of all of its previously outstanding warrants and options to purchase Neah Power Washington common stock. Novellus agreed to cancel warrants of Neah Power Washington it held and we agreed to pay by November 30, 2006, approximately $150,000 owed to Novellus for services. We anticipates that the $150,000 payment to Novellus will be made in 2007.

The milestones to which we have agreed with Novellus under a letter agreement relating to the technology collaboration agreement, as well as their expected dates of completion and the related vesting schedule of the warrant, are as follows:

1. The warrant will vest as to ten percent (10%) of the shares of our common stock when Novellus and we complete a fully self contained prototype fuel cell capable of producing 10 Watts of power continuously for 5 hours using one detachable cartridge. The prototype will be approximately 40% larger than the intended size of our initial military product.

We expect this milestone to be completed by the first half of 2007.

2. The warrant will vest as to fifteen percent (15%) of the shares of our common stock when Novellus and we complete a fully self-contained fuel cell capable of producing 45 Watts of peak power and 300 WH capability at 20 Watts average operating power. This prototype will be the same size as our initial military product, i.e. about 0.9 liter, which is the same size as a standard disposable battery widely used in the military.

We expect this milestone to be completed by September 30, 2007.

3. The warrant will vest as to fifty percent (50%) of the shares of our common stock when Novellus and we complete all of the following tasks:

• Establish a pilot production line to assemble completed fuel cells.

• Finalize a manufacturing process for silicon electrodes based on the most common silicon wafer format, based on commercially available equipment, and identification of a manufacturing partner that is capable and willing to run the process.

• Reduce the cost of processing porous silicon electrodes to $30 or less per silicon wafer. One silicon wafer is expected to yield 12 electrodes.

We expect this milestone to be completed by December 31, 2007.

4. The warrant will vest as to twenty-five percent (25%) of the shares of our common stock when Novellus and we complete all of the following tasks:

• Reduce the electrode catalyst loading to 25-30% of its value as of May 2005. Catalyst materials form a large part of the production cost of any methanol fuel cell; reaching this target would allow us to meet our cost of goods targets in the future.

• Develop a plan to scale our fuel cell production process to commercial volumes, and to adapt it to commercially available equipment.

We expect this milestone to be completed by March 31, 2008.

These four (4) milestones set forth above are each targeted to be completed on or before the date specified in the specified milestone (“Target Date”), however,

• If the milestone is completed on or before 120 days following the Target Date, there will be no penalty and 100% of the Warrants scheduled to vest under the milestone will vest in Novellus;

• If the milestone is completed after 120 days following the Target Date but on or before 210 days following the Target Date, there will be a one-third penalty and only 66.67% of the Warrants scheduled to vest under the milestone will vest in Novellus;

• If the milestone is completed after 210 days following the Target Date but on or before 300 days following the Target Date, there will be a two-third penalty and only 33.33% of the Warrants scheduled to vest under the milestone will vest in Novellus;

• If the milestone is completed after 300 days following the Target Date, there will be a 100% penalty and 0% of the Warrants scheduled to vest under the Milestone will vest in Novellus.

The value of the warrant has been calculated using the Black Scholes method pursuant to FASB Statement of Financial Accounting Standards No. 123(R) at approximately $16,000,000 and will be accounted for ratably as each specific milestone is achieved. Because no milestones have yet been reached, no expense has been recorded for the warrant through December 31, 2006.

Under certain circumstances, the Company can exercise a repurchase right to acquire warrant stock acquired by Novellus prior to achieving any specific milestone. Under such circumstances, Novellus could only recover the exercise price it had paid for the repurchased stock.

In connection with our entry into the amended technology collaboration agreement with Novellus, we issued an option to purchase 1,000,000 shares of our common stock to Dr. Drewery in connection. The option will vest upon completion of the milestones applicable to the warrant issued to Novellus.

The 2006 US Department of Defense Appropriations Bill included a $1.75 million project for the development of porous silicon direct methanol fuel cell technology. We are currently in the final phase of proposal submission to the Office of Naval Research regarding this program, which is anticipated to start in mid 2007 . The deliverables of the program are anticipated to be reports on technical progress. Specific terms of the grant cannot be confirmed before final negotiations are completed. Our company will be the owner of the rights to any intellectual property arising under this program.

On April 7, 2006, we signed a contract with Crystal Research Associates (“Crystal”) whereby Crystal agreed to produce an Executive Informational Overview (the “EIO”) which would be a detailed report consisting of 40 to 60 pages augmented with extensive market perspective written by Crystal. Additionally, Crystal agreed to write four (4) quarterly updates approximating 8 to 12 pages each to be based upon our news announcements, focus and product development. All such reports are to be submitted to our management for approval prior to being printed and issued. Approximately 4,500 copies would be printed for distribution. The cost of the initial EIO, with up to two (2) full revisions, and the four updates is $35,000 plus warrants to purchase 200,000 shares of our common stock at $0.85 per share, which warrants would have a term of four years and were earned and vested in August 2006.. The entire cash payment has been made. Related coach travel and reasonable incidental expenses will be reimbursed.

During April 2006, we signed a marketing consulting agreement with Apex Strategies, Inc. for public sector opportunities such as state, municipal and local governments at a fee of $5,000 monthly for one year with automatic renewal if not previously terminated.

During May 2006, we also signed a one year extension, retroactive to February 15, 2006 and ending August 14, 2007, to a similar agreement with McBee Strategic Consulting for representation and marketing by Mr. Steve McBee, a lobbyist, who works to obtain entry to federal government opportunities. The fee under this agreement is $15,000 monthly through August 15, 2006, subject to our agreement to increase this monthly fee to $18,000 per month from August 15, 2006 through February 14, 2007. As of February 14, 2007, we have not agreed to raise the fee.

In June 2006, we signed a Consultancy Agreement with Danfoss A/S, a Danish Company (“Danfoss”), regarding cooperation between Danfoss and our company within the field of fluid control and disposable fluid cartridge technology for portable fuel cells that we will produce with the assistance and cooperation of Danfoss. Our estimated costs of the services to be provided by Danfoss are approximately $280,000 over the course of the 12 to 18 months following June 2006. Danfoss also agreed to grant us a license so that we can use any specific Danfoss technology or software and that technology that is developed jointly will be owned by us. We agreed to pay a royalty of 3% of the sales value of certain products and technology under the license.

Having recently achieved stable, high power operation of our silicon-based chemical reactor (also referred to as a “stack”), we are scheduled to assemble a complete working prototype, including all auxiliary subsystem components, for bench-top testing during the first half of 2007. In order to do so, we will require additional financing. We are seeking to raise approximately $10.0 million by this offering in order to expand operations and convert the preliminary prototype into a self-contained, portable prototype to be used to sample various U.S. military organizations and other potential OEMs. There can be no assurance that we will be successful in raising this capital on a timely basis, if at all. Our failure to obtain the necessary working capital would have a material adverse effect on our development program and business prospects.

Our Unique Patented Technology

We are developing a miniature direct methanol fuel cell (“DMFC”) system. Fuel cells use a chemical reaction to generate electricity that can be used to power devices. This external electrical current (carried by negatively charged electrons) is balanced by an internal flow of positively charged ions through an ‘electrolyte’. Protons and electrons are released from the fuel at an electrode (the ‘anode’) and are transported away by an ‘oxidizer’ at a second electrode (the ‘cathode’). Our approach is differentiated from that of many competitors by our use of our proprietary porous silicon electrodes and the use of liquid electrolytes. In our approach, a stream of methanol mixed with electrolyte is electrochemically reacted at the anode, while a flow of oxidizer and electrolyte is electrochemically reacted at the cathode. Compared to competing DMFC technologies that use carbon-based electrodes and solid PEM’s, we believe that our approach will be able to deliver higher power densities, at lower cost, and with a more reliable operation in a broader range of environmental conditions.

Porous Silicon Electrodes

Our electrode architecture uses conductive porous silicon as the catalyst support structure rather than carbon. Starting with a silicon wafer much like that used in the semiconductor industry, hundreds of thousands of microscopic pores 5 to 10 micrometers in diameter are etched completely through the silicon to create tubes about 300 micrometers long. A conductive film is then applied to the surface of the pore walls followed by a catalyst coating on top of the conductive film. The process can be used to produce either anode or cathode electrodes depending on the type of catalyst used. The final result is a porous electrode that enables a larger reactive surface area to generate more power.

Basic Cell Design

Our porous silicon electrodes can be assembled into cells and stacks that do not use a PEM or other type of separator between the anode and cathode. Instead, a flow of methanol and electrolyte is electrochemically reacted at the anode, while a flow of oxidant and electrolyte is electrochemically reacted at the cathode. Since the cathode is only exposed to the liquid oxidant and electrolyte, the stack is not directly exposed to the contaminants found in ambient air.

Overall System Design

The supply of fuels to the fuel cell stack is accomplished by a series of miniature pumps, channels through which the fluids are carried and fuel reaction chambers. Fuel and oxidizer are contained in a cartridge that may be detached from the fuel cell and replaced in order to refuel the system. The miniature pumps are used to drive fuel, electrolyte, and oxidizer around two closed loops, past the anode and the cathode respectively.

For the anode the following process takes place:

1. Liquid methanol and electrolyte are continuously pumped into the stack and through the silicon pores in the anode;

2. Unused methanol, electrolyte and carbon dioxide are forced out of the stack;

3. Carbon dioxide is separated from the methanol stream and vented into the air;

4. Contaminants are removed from the methanol and electrolyte stream

5. Fresh methanol is injected into the fuel stream from the cartridge as needed; and

6. The fuel stream is then pumped back into the stack.

This recirculation process continues until all available methanol in the replaceable fuel cartridge has been consumed.

For the cathode the following process takes place:

1. Liquid oxidant is continuously pumped into the stack and across the surface of the silicon pores;

2. Unused oxidant and reduced oxidant compounds are forced out of the stack;

3. Air is reacted with reduced oxidant compounds to convert them back into oxidant;

4. Excess water is collected in the fuel cartridge;

5. Fresh oxidant is injected into the oxidant stream from the cartridge as needed; and

6. The oxidant stream is then pumped back into the stack.

Again, this recirculation process continues until all available methanol in the replaceable fuel cartridge has been consumed. Since the oxidant is regenerated in the Neah system, the amount of oxidant in the fuel cell and cartridge is small.

Comparison Between Fuel Cartridges And PEM-Based Designs

The fuel cartridge in our fuel cells contains flexible storage compartments, which contain fuel, a smaller quantity of oxidizer, and waste products produced in the reaction. The cartridge interfaces to the fuel cell unit by a detachable connection engineered to prevent exposure of the user to any liquid chemicals.

We believe that the principal advantages of our approach over PEM-based designs include:
• The absence of a proton exchange membrane, and use of a liquid electrolyte, eliminate a range of possible failure modes that have hampered introduction of PEM based systems. These include degradation of the PEM membrane, crossover of methanol fuel with degradation of the cathode catalyst, damage to the cathode catalyst by exposure to airborne contaminants such as sulfur; and flooding or alternatively drying out of the cathode catalyst. We believe that these advantages will allow our fuel cells to operate in a broader range of environmental conditions, in all orientations, with high reliability.

• The use of silicon technology allows us to make use of existing silicon production infrastructure, with reduced need to create specialized production facilities.

• The larger reaction area, coupled with the use of oxidizer at the cathode, leads to greater available power density, which reduces the size and cost of the fuel cell system.

• Our technology allows us to create alternative product designs that do not require interactions with the environment for operation. This allows us to extend our fuel cell products to applications like sensor networks that require operation without breathing air or expelling gases.

• The design of the fuel cell avoids conflicts with numerous patents and is itself patented by our company.

• Water created in the fuel cell reaction is retained in the fuel cartridge, not vented where it can damage the host device.

We believe that the principal disadvantages of our approach consist of the following factors:

• Our approach requires both the fuel cell and the cartridge to contain acids at corrosive concentrations. It is therefore important to ensure that users of the technology are not brought into contact with these acids and that additional steps be taken to ensure that the lifetime of the system is adequate.

• The need to select materials compatible with the chemistry in use may increase the cost of production of the fuel cell.

• It is at present, and may continue to be, necessary for the fuel cartridge to contain certain amounts of chemicals other than fuels, in order to flush out contaminants or to replenish the oxidizer present in the fuel cell. This reduces the energy available per unit volume of the cartridge.

Technical Achievements

We believe that our development effort has produced significant achievements to date. We further believe that these accomplishments have reduced many of the technology risks associated with the development of Neah Power Washington fuel cells.

The following is a qualitative list of these accomplishments.

1. Porous silicon pilot production capability established at Neah Power Washington - A scalable process has been defined;

2. Capable of depositing metals in high-aspect ratio silicon pores - Various deposition techniques have been developed;

3. Demonstrated high power electrode structures for DMFCs; 4. Demonstrated stable 8-cell stack operation;

5. Developed balance of plant components (i.e., all parts other than the stack) for use in complete prototypes;

6. Developed computer models to predict complete fuel cell system performance and cost; and

7. Filed patents to protect our unique technology.

Intellectual Property

We filed our first U.S. patent application in November 1999. Since then, we have filed patent applications covering many of the components and systems involved in our fuel cell design. In November 2003, we were awarded our first patent, U.S. Pat. No. 6,641,948, and in February, 2005, were awarded a continuation patent, U.S. Pat. No. 6,852,443, both entitled “Fuel Cells Having Silicon Substrates and/or Sol-Gel Derived Support Structures.” These foundational patents broadly cover silicon-based electrodes for use in fuel cells. Subsequently, we have been granted seven other patents which are fundamental to our technology and cover the use of porous substrates coated with catalyst as fuel cell electrodes and electrode structures, cell bonding techniques, and cartridges. When appropriate, foreign patent equivalents are pursued under the Patent Cooperation Treaty (the “PCT”). We monitor patent filings carefully and are not aware of any other patents that create potential conflicts with our fuel cell design or technology.

In addition, we believe our fuel cell design and technology are not in conflict with the U.S. patents covering PEM-based DMFCs held by several organizations in the U.S. The following are our basic areas of patent coverage.

U.S. Patents:

1. U.S. Patent No. 6,641,948 entitled “Fuel Cells Having Silicon Substrates And/Or Sol-Gel Derived Support Structures” issued November 4, 2003. (401) Expires: April 5, 2020.

2. U.S. Patent No. 6,720,105 entitled “Metallic Blocking Layers Integrally Associated With Fuel Cell Electrode Structures And Fuel Cell Electrode Stack Assemblies” issued April 13, 2004. (401C2) Expires: April 5, 2020.

3. U.S. Patent No. 6,808,840 entitled “Silicon-Based Fuel Cell Electrode Structures And Fuel Cell Electrode Stack Assemblies” issued October 26, 2004. (401C3) Expires: April 5, 2020.

4. U.S. Patent No. 6,811,916 entitled “Fuel Cell Electrode Pair Assemblies And Related Methods” issued November 2, 2004. (402) Expires: December 12, 2021.

5. U.S. Patent No. 6,852,443 entitled “Fuel Cells Having Silicon Substrates And/Or Sol-Gel Derived Support Structures” issued February 8, 2005. (401D1) Expires: April 5, 2020

6. U.S. Patent No. 6,924,058 entitled “Hydrodynamic Transport and Flow Channel Passageways Associated with Fuel Cell Electrode Structures and Fuel Cell Electrode Assemblies” issued Aug. 2, 2005. (401C5) Expires: April 5, 2020.

7. U.S. Patent No. 7,105,245 entitled “Fuel Cell System Reactant Supply and Effluent Storage Cartridges” issued September 12, 2006. (404C2) Expires: December 20, 2024.

8. U.S. Patent No. 7,118,822 entitled “Fuel Cell Electrode Pair Assemblies and Related Methods” issued October 10, 2006. (402C1) Expires: October 16, 2022.

9. U.S. Patent No. 7,157,177 entitled “Porous Fuel Cell Electrode Structures Having Conformal Electrically Conductive Layers Thereon” issued January 2, 2007. (403) Expires: Sept. 29, 2023.

Foreign Patents:

1. Chinese Patent No. CN1205685C entitled “Fuel Cells Having Silicon Substrates And/Or Sol-Gel Derived Support Structures” issued June 1, 2005. (401CN) Expires: November 17, 2019.

In addition to the foregoing patents, we also have the following applications pending:

U.S. Utility Patent Applications:

1. U.S. Pat. Appl. No. 10/996,647 entitled “Silicon-Based Fuel Cell Electrode Structures” filed Nov. 23, 2004. (401D2)

2. U.S. Pat. Appl. No. 10/251,518 entitled “Fuel Cells Having Internal Multistream Laminar Flow” filed September 20, 2002. (404C1)

3. U.S. Pat. Appl. No. 10/966,721 entitled “Nitric Acid Regeneration Fuel Cell Systems” filed Oct. 15, 2004. (405)

4. U.S. Pat. Appl. No. 10/892,876 entitled “Fuel Cells Having Cross Directional Laminar Flowstreams” filed Jul. 16, 2004. (406)

5. U.S. Pat. Appl. No. 11/313,550 entitled “Detachable Reactant Supply and Effluent Storage Cartridges, Layered Pump Assemblies, and Rotatable Fluid Transfer Valve Disk Assemblies for Use with Regenerative Fuel Cell Systems” filed Dec. 20, 2005. (413)

6. U.S. Pat. Appl. No. 11/242,237 entitled “Porous Silicon Undercut Etching Deterrent Masks and Related Methods” filed October 3, 2005. (414)

7. U.S. Pat. Appl. No. 11/530,815 entitled “Closed Liquid Feed Fuel Cell Systems And Reactant Supply And Effluent Storage Cartridges Adapted For Use With The Same” filed September 11, 2006. (404C3)

Foreign Patent Applications:

1. Canadian Pat. Appl. No. 2,392,115 entitled “Fuel Cells Having Silicon Substrates And/Or Sol-Gel Derived Support Structures” filed July 27, 2002. (401CA)

2. Chinese Pat. Appl. No. 00818422.4 entitled “Fuel Cells Having Silicon Substrates And/Or Sol-Gel Derived Support Structures” filed July 26, 2002. (401CN)

3. European Pat. Appl. No. 00991398.9 entitled “Fuel Cells Having Silicon Substrates And/Or Sol-Gel Derived Support Structures” filed May 17, 2002. (401EP)

4. Japanese Pat. Appl. No. 2001-537811 entitled “Fuel Cells Having Silicon Substrates And/Or Sol-Gel Derived Support Structures” filed May 17, 2002. (401JP)

5. Canadian Pat. Appl. No. 2,444,688 entitled “Porous Silicon And Sol-Gel Derived Electrode Structures And Assemblies For Use With Fuel Cell Systems” filed October 17, 2003. (401CCA)

6. Chinese Pat. Appl. No. 02811803.0 entitled “Porous Silicon And Sol-Gel Derived Electrode Structures And Assemblies For Use With Fuel Cell Systems” filed October 20, 2003. (401CCN)

7. European Pat. Appl. No. 02731430.1 entitled “Porous Silicon And Sol-Gel Derived Electrode Structures And Assemblies For Use With Fuel Cell Systems” filed November 19, 2003. (401CEP)

8. Japanese Pat. Appl. No. 2002-584409 entitled “Porous Silicon And Sol-Gel Derived Electrode Structures And Assemblies For Use With Fuel Cell Systems” filed October 20, 2003. (401CJP)

9. Canadian Pat. Appl. No. 2,472,232 entitled “Porous Fuel Cell Electrode Structures Having Conformal Electrically Conductive Layers Thereon” filed July 3, 2004. (403CA)

10. Chinese Pat. Appl. No. 03801936.1 entitled “Porous Fuel Cell Electrode Structures Having Conformal Electrically Conductive Layers Thereon” filed July 2, 2004. (403CN)

11. European Pat. Appl. No. 03701220.0 entitled “Porous Fuel Cell Electrode Structures Having Conformal Electrically Conductive Layers Thereon” filed July 3, 2004. (403EP)

12. Japanese Pat. Appl. No. 2003-558944 entitled “Porous Fuel Cell Electrode Structures Having Conformal Electrically Conductive Layers Thereon” filed July 2, 2004. (403JP)

Competition

The development and marketing of fuel cells and fuel cell systems is extremely competitive. In many cases, we compete directly with alternative energy and entrenched power-generation and power-storage technologies. In addition, a number of firms throughout the world have established fuel cell development programs, albeit most of them PEM-based. Competitors range from development stage companies to major domestic and international companies, many of which have:

•  substantially greater financial, technical, marketing and human resource capabilities;

•  established relationships with original equipment manufacturers;

•  name-brand recognition; and

•  established positions in the markets that we have targeted for penetration.

These or other companies may succeed in developing and bringing to market products or technologies that are more cost-effective than those being developed by us or that would render our products and technology obsolete or non-competitive in the marketplace.

Employees

We currently have approximately 25 employees, including 3 executive officers, 20 persons in research and development and 2 clerical and administrative personnel. In addition, Novellus Systems has supplied us with two full time scientists whose salary and expenses we are responsible for.

Reports to Security Holders

(1) We are not currently required to deliver an annual report to security holders.

(2) Our shares currently trade on the OTC Bulletin Board. We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended, and in accordance therewith must file reports, proxy statements and other information with the SEC. Such reports, proxy statements and other information filed may be inspected without charge and copies may be had at the prescribed fees at the SEC’s addresses and at the SEC’s website, each as provided immediately below.

(3) The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which can be found at http://www.sec.gov.

Item 2: Description of Property

We currently lease approximately 12,000 square feet of office and research and development space located at 22122 20th Avenue S.E., Bothell, Washington, from an unaffiliated party, under a lease requiring the payment of monthly rent and shared expenses of approximately $15,000 and expiring August of 2007.

Item 3: Legal Proceedings

We are currently disputing an invoice from our former counsel, Hodgson Russ LLP, for $200,000 in legal fees in connection with the preparation of the Form 10 that we filed with the Securities and Exchange Commission. We believe that there was an agreement for a cap of $60,000 on legal filings in connection with this filing. While a claim has been threatened, it has not been filed to date.

On December 5, 2006, our former placement agent filed an action against us and our CEO in the Los Angeles Superior Court entitled Burt Martin Arnold Securities, Inc. v. Neah Power Systems, Inc., et al., Case No. YC 054 295, for breach of contract, misrepresentation and related claims arising from our March 21, 2006 engagement letter in which we agreed to pay a commission up to $160,000 plus warrants in connection with our private placement. BMA seeks general damages up to $2 million. On January 5, 2007, we removed the case to the United States District Court for the Central District of California, Case No. CV 07-00183 ABC (SHx). We believe that BMA failed to perform under the agreement and that the case is substantially without merit, and we intend to vigorously defend the action.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of the date of this filing, we are not currently involved in any such legal proceeding that we believe would have a material adverse effect on our business, financial condition or operating results.

Item 4: Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5: Market for Common Equity and Related Stockholder Maters

Our common stock is quoted on the Over-the-Counter Bulletin Board under the symbol “NPWS”. Prior to January 19, 2007, it was quoted on the “pink sheets” over-the-counter quotation service. Set forth below are the range of high and low bid quotations for the periods indicated. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

	High	Low
2006
1st Quarter - March 9, 2006 through March 30, 2006	$2.00	$0.40
2nd Quarter - April 1, 2006 through June 30, 2006	$3.70	$0.55
3rd Quarter - July 1, 2006 through September 30, 2006	$1.65	$0.80
4th Quarter - October 1, 2006 through December 31, 2006	$2.05	$0.94
1st Quarter - January 1, 2007 through March 14, 2007	$1.84	$0.86

The last sale price of our common stock on March 14, 2007 was $1.08.

As of March 14, 2007, our common stock was held of record by approximately 200 stockholders. This number does not include beneficial owners of common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

Dividends

We have not paid any cash dividends to date and do not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of Neah Power Washington’s business.

Securities Authorized For Issuance Under Equity Compensation Plans

Plan Category	Number of Securities To Be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
	(A)	(B)	(C)
EquEquity Compensation Plans Approved by Security Holders of Shares of Common Stock	6,325,500	$0.25	3,674,500
EquEquity Compensation Plans Not Approved By Security Holders(1)
Total	6,325,500	$0.22	3,674,500

(1)
On March 14, 2006, our Stockholders approved and adopted the Long Term Incentive Compensation Plan (the “Plan”). On March 14, 2006, the board of directors and the compensation committee authorized the issuance of options to purchase an aggregate of 6,589,500 shares of our common stock at an exercise price of $0.20 per share, which was the fair market value of our common stock on such date (with the exception of the 250,000 options issued to Mr. Abramowitz which are exercisable at $0.22 per share, and the additional 250,000 options issued to Mr. Abramowitz which are exercisable at $0.85 per share) as set forth in the following section below

All options granted to the employees and consultants under the Plan vest, so long as the optionee continued to render services to us for a period of three years from the date of the grant, in accordance with a vesting schedule contained in the options. The options granted may not be exercised more than seven years after the date of grant.

The Plan is to be administered by the Compensation Committee of the Board of Directors and consists of up to 10,000,000 shares of Common Stock which may be granted in the form of options to our employees, directors, consultants and advisors. The number of options, option price, vesting and exercise schedules and the duration of all options shall all be determined by the Board of Directors at the time of grant; provided, however, that the option price of any options granted under the Plan shall be not less than fair market value at the time of grant. Incentive stock options expire no later than ten years after the date of grant.

Recent Sales of Unregistered Securities

During the past three years, we sold unregistered securities in the transactions described below. There were no underwriters involved in the transactions and there were no underwriting discounts or commissions paid in connection therewith, except as disclosed below. Except as specifically disclosed below, the issuance of these securities were considered to be exempt from registration under Section 4(2) of the Securities Act, as amended, and the regulations promulgated thereunder. The purchasers of the securities in such transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof. The purchaser of the securities in such transactions had adequate access to information about us.

Prior to Growth Mergers, Inc.’s acquisition of Neah Power Washington, certain entities controlled by David Moore, Peter Cangany, John Otto and David Otto holding approximately $49,000 of Growth Mergers, Inc. outstanding debt received 5,000,000 shares of our common stock in exchange for cancellation of these obligations.

In connection with the merger transaction in which we acquired Neah Power Washington, we issued an aggregate of 26,203,858 shares of our common stock to approximately 60 Neah Power Washington stockholders. All of the Neah Power Washington stockholders represented in writing that they were accredited investors and acquired the securities for their own accounts. A legend was placed on the securities stating that such securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration statement covering such shares or an the availability of an exemption from the registration requirements of the Securities Act.

In March 2006, we issued 6,500,000 shares of our Series A convertible preferred stock to Special Investments Acquisitions Associates LLC and Summit Investment Limited. The Series A Preferred Stock was converted into an aggregate of 68,130,030 shares of our common stock, less the sum of (a) 6,255,000 shares of our common stock that are issuable to other former Neah Power Washington security holders upon conversion of our notes or exercise of certain warrants, and (b) all shares of our common stock issued or issuable in connection with the next financing for our company aggregating $1,500,000. In April 2006, all of the Series A preferred stock was converted into an aggregate of 62,628,030 shares of our common stock, of which 3,753,000 shares were returned to us effective as of April 27, 2006 and are held as treasury shares for issuance upon exercise of warrants issued to the former holders of our 8% notes. Consequently, the status of these shares is that they are issued but no longer outstanding. The remaining 58,875,030 shares originally issued to SIAA and Summit are not affected thereby and remain issued and outstanding. All recipients of the 62,628,030 shares of our common stock issued in connection with the conversion of the Series A preferred stock represented in writing that they were accredited investors and acquired the securities for their own accounts. A legend was placed on the securities stating that such securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration statement covering such shares or an the availability of an exemption from the registration requirements of the Securities Act.

In 2005 and 2006, Neah Power Washington had issued $142,400 of notes to certain of its shareholders and other investors. In connection with the merger transaction, such notes and an additional $358,000 of loans provided by affiliates of Castile Ventures, were exchanged for and evidenced by our 8% convertible notes aggregating $500,400 and warrants entitling the holders to purchase an aggregate of 3,753,000 shares of our common stock at an exercise price of $0.20 per share. In April 2006, all $500,400 of our notes were fully converted at $0.20 per share, into 2,502,000 shares of our common stock. The holders of such notes and warrants represented in writing that they were accredited investors and acquired the securities for their own accounts. A legend was placed on the securities stating that such securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration statement covering such shares or an the availability of an exemption from the registration requirements of the Securities Act.

On March 14, 2006, we issued options to purchase an aggregate of 6,589,500 shares of our common stock to the following groups of persons:

Board of Directors

Paul Abramowitz	500,000 options
Dr. Daniel Rosen	350,000 options
Michael Solomon	350,000 options
Roger Walton	250,000 options
Leroy Ohlsen	425,000 options.

Technical Advisory Board

Dr. Wilbert van den Hoek	250,000 options
Dr. Daniel Rosen	250,000 options
Roger Walton	250,000 options

Employees and others

Dr. John Drewery	1,000,000 options
Stephen Tallman	400,000 options
Dr. Arthur Homa	450,000 options
David Dorheim	162,500 options
Other employees	1,952,000 options

The issuance of these options were considered to be exempt from registration under Section 4(2) of the Securities Act with the exception of the 1,952,000 options issued to the employees, where the exemption relied upon is Rule 701 of the Securities Act. Other employees as of February 28, 2007, have a total of 1,688,000 due to a net decrease of 264,000 options as a result of new hires and resignations.

On March 29, 2006, the board of directors and compensation committee agreed that all of Mr. Dorheim’s 162,500 severance options at $0.20 per share would be immediately vested as of such date.

All optionees other than the employees represented in writing that they were accredited investors and acquired the securities for their own accounts. A legend was placed on the securities stating that such securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration statement covering such shares or an the availability of an exemption from the registration requirements of the Securities Act.

In April 2006, we sold to 9 investors in a private placement an aggregate of 4,600,000 shares of our common stock a price of $0.50 per share. As indicated elsewhere in this annual statement, one of our directors purchased, for cash, 70,000 of these shares. In connection with such sales, we received $800,000 in cash and $1,500,000 was paid by delivery of a $1,500,000 6% promissory note which was subsequently amended to a 12% promissory note. All amounts of principle and interest were paid in full in various amounts between June 28, 2006 and November 3, 2006. All investors represented in writing that they were accredited investors and acquired the securities for their own accounts. A legend was placed on the securities stating that such securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration statement covering such shares or an the availability of an exemption from the registration requirements of the Securities Act. The placement agent received five-year warrants to purchase 320,000 common shares at $0.60 per share. These warrants were valued at $159,000 and have been recorded as a non-cash cost of the offering.

As part of the extension of the collaboration agreement with Novellus, in May 2006 we issued to Novellus a warrant to purchase 4,705,000 shares of our common stock at an exercise price of $.001 per share, for an aggregate purchase price assuming total exercise of $4,705, which will expire on April 1, 2011.

As described earlier in this annual statement, in December 2006, we entered into Bridge Loan Agreements and issued 6% Secured Promissory Notes due May 26, 2007 to six accredited institutional investors in exchange for gross proceeds of $1,550,000. In connection with such financing, we issued the buyers of the notes an aggregate of 500,000 shares of common stock. We also issued to Palladium Capital Advisors, LLC a five year warrant to purchase up to 81,579 additional shares of our common stock at $1.33 per share.

The milestones have been established and are set forth, as well as their expected dates of completion, elsewhere in this annual statement. Novellus has agreed under the extension agreement to the termination of all of its previously outstanding warrants and options to purchase Neah Power Washington common stock. Novellus represented in writing that it acquired the securities for its own account, is able to bear the economic risk of holding the shares issuable upon exercise of the warrant and has had the opportunity to obtain any information it has deemed necessary for it to evaluate an investment in our company. A legend was placed on the securities stating that such securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration statement covering such shares or an the availability of an exemption from the registration requirements of the Securities Act.

In April 2006, the Company granted four-year warrants to Crystal Research Associates ("CRA") to purchase 200,000 common shares at $0.85 per share. These warrants were valued at $222,000 and were recorded as research and development expense.

In November 2006, the Company borrowed $415,000 from existing shareholders. The notes bear interest at 10% and are due May 26, 2007. The Company's largest shareholder granted one-year warrants to on of the lenders as additional consideration. These warrants, to purchase 500,000 shares of the Company's common stock owned by the shareholder at $0.55 per share, are valued at $357,000, and are recorded as additional interest expense and a contribution of capital to the Company in the year ended December 31, 2006.

A summary of warrants outstanding at December 31, 2006, follows:

Date	Action	Number of Warrants	Fair Value at Issuance	Exer. Price	Expiration Date
April 2006	Grant to Novellus under collaboration agreement	4,705,000	$16,000,000	$0.001	Apr. 30, 2011
April 2006	Grants to note holders in conversion	3,753,000	0	$0.20	Apr. 27, 2011
April 2006	Grants to placement agent	320,000	159,000	$0.60	Apr. 29, 2011
April 2006	Grants to CRA	200,000	222,000	$0.85	Apr. 7, 2011
Dec. 2006	Grant to Palladium	81,579	101,467	$1.33	Dec. 26, 2011
Balance — December 31, 2006		9,059,579	$16,482,467

Item 6: Management’s Discussion and Analysis or Plan of Operation

General

 The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The following discussion of our financial condition and results of operations should be read in conjunction with the audited financial statements of Neah Power Washington for the years ended December 31, 2006 and 2005, together with notes thereto included elsewhere in this annual report.

Unless otherwise obvious from the context, all references in this discussion are to the operations of Neah Power Washington, not Growth Mergers.

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

We expect this milestone to be completed by June 30, 2007.

 2. Complete a fully self-contained fuel cell capable of producing 45 Watts of peak power and 300 WH capability at 20 Watts average operating power. This prototype will be the same size as our initial military product, i.e. about 0.9 liter, which is the same size as a standard disposable battery widely used in the military.

We expect this milestone to be completed by September 30, 2007.

3. Complete the following tasks:

•  Establish a pilot production line to assemble completed fuel cells.

•  Finalize a manufacturing process for silicon electrodes based on the most common silicon wafer format, based on commercially available equipment, and identification of a manufacturing partner that is capable and willing to run the process.

•  Reduce the cost of processing porous silicon electrodes to $30 or less per silicon wafer. One silicon wafer is expected to yield 12 electrodes.

We expect this milestone to be completed by December 31, 2007.

4. Complete the following tasks:

•  Reduce the electrode catalyst loading to 25-30% of its value as of May 2005. Catalyst materials form a large part of the production cost of any methanol fuel cell; reaching this target would allow us to meet our cost of goods targets in the future.

•  Develop a plan to scale our fuel cell production process to commercial volumes, and to adapt it to commercially available equipment.

We expect this milestone to be completed by March 31, 2008.

To achieve these milestones and to develop a marketing program for both the military and commercial markets as well as OEM’s, we will have to raise additional funds of approximately $15 million over the next twelve months.

  Overview

 We have limited capital resources. Our auditor’s report for our financial statements as at and for the year ended December 31, 2006 contains a “going concern” qualification indicating that our ability to continue as a going concern is substantially in doubt. We must, therefore, raise sufficient capital to fund our overhead burden and our continuing research and development efforts going forward.

Results Of Operations

Year Ended December 31, 2006 As Compared To the Year Ended December 31, 2005

We had no revenues for the year ended December 31, 2006 as compared to revenue from grants of $780,000 in the year ended December 31, 2005. The grant program that generated revenue in 2005 terminated in October 2005.

Research and development expenses for the year ended December 31, 2006 increased by $872,128 or approximately 25%, to $4,347,868 from the $3,475,740 recorded in the comparable period ended December 31, 2005. The increase was primarily due to stock option expense of $547,966 relative to research and development employees in the 2006 period for which there was no corresponding amount for the year ended December 31, 2005 as there were no option grants in fiscal 2005 and hence no valuations or expense allocation during that year, and an increase of $330,343 in project expenses related to cell and stack design due to the outsourcing of this particular research and development effort to our partners Danfoss A/S, a Danish Company.

General and Administrative expenses for the year ended December 31, 2006 were $2,572,712, an increase of $1,270,314 or approximately 95% from the $1,302,398 incurred in the comparable 2005 period. This increase was primarily due to stock option expense of approximately $288,240 relative to general and administrative personnel, warrant expense of $222,000 for the value of the CRA warrants, and the inclusion of approximately $112,500 of severance pay and related expenses payable to our former President and CEO as well as an increase of approximately $533,000 in legal, accounting and other professional fees and an increase in special marketing consultant fees of $217,000. Approximately $165,000 of the legal fees were incurred in connection with the reverse merger that closed on March 9, 2006, and the Private Placement that closed on April 27, 2006 and there were financing costs of approximately $120,000 related to the December 29, 2006 Private Placement of $1,550,000 in Notes; for which there were no comparable expenses in the prior year. These increases were somewhat offset by a decrease in administrative salaries and related costs of approximately $40,000.

Liquidity and Capital Resources

Existing investors loaned us a total of $415,000 in November 2006 on a term loan basis bearing interest at 10% per annum and with additional consideration in the form of warrants contributed by the Company’s largest stockholder. The loans are due May 26, 2007. We also raised $1,550,000 of gross proceeds in a Private Placement consummated on December 27, 2006. The December 27, 2006 investors also received 500,000 shares of our common stock as additional consideration and their Notes are collateralized by all assets of the company and are payable on the first to occur of a financing of more than $2,000,000 or May 26, 2007. Palladium Capital Advisors, LLC, the distributor, received a 5 year warrant to purchase 81,579 shares of the company’s common stock at $1.33 per share. The warrant was valued at $101,467 which was recorded as additional interest.

We are also in the process of finalizing negotiations with the DoD and the ONR for a research and development contract pursuant to a Congressional Appropriation of up to $1.75 million, primarily for expense reimbursement, over approximately a twelve month time frame that would start in the spring of 2007 subject to execution of an agreed contract. An additional Congressional Appropriation of up to $1.35 million was approved in 2006 and contract negotiations will begin shortly to finalize the related contract.

Our current operating expenses, net of non-cash charges, are approximately $450,000 per month and as of December 31, 2006, we had cash balances of $1,141,905. This amount is not sufficient to support the current level of operations for the next 12 months and it will be necessary to obtain substantial additional financing. We are seeking further immediate financing of $500,000 on a term loan basis and following that intend to raise $10,000,000 through the sale of shares of our common stock pursuant to a public offering. However, we cannot be certain that any of such financings will be timely obtained on acceptable terms. If we are unable to obtain, on a timely basis, the additional financing required to meet our cash needs, we will have to reduce or curtail operations which would materially and adversely affect our development efforts.

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

 Beginning with our fiscal year ending December 31, 2007, we will become subject to the requirement to include in our annual report management’s assessment of internal controls over financial reporting. This assessment will require us to document and test our internal control procedures in accordance with Section 404 of the Sarbanes-Oxley act of 2002. Our independent registered public accountants will be required to attest to our assessment of internal controls beginning with our fiscal year ending December 31, 2008.

Risk Factors

Risks Related to Our Business

Our Auditors Have Issued A “Going Concern” Qualification In Their Report On Our Financial Statements. Our auditors’ report on the Neah Power Washington financial statements as of December 31, 2006 and for the two fiscal years then ended indicates that there is substantial doubt about our ability to continue as a going concern based upon our balance sheet, cash flows and liquidity position.

We Have Experienced Severe Working Capital And Liquidity Shortages and Expect to Continue to Do So For the Near Future. We had working capital deficiency of $231,044 at December 31, 2005, and at December 31, 2006, we had a working capital deficiency of $2,563,170. Our cash operating expenses are approximately $450,000 per month, and we have little or no revenues. We expect this situation to continue for the foreseeable future. We are in the process of finalizing negotiations with the Department of Defense (“DoD”) and the Office of Naval Research (“ONR”) for a contract relating to an appropriation for up to $1.75 million and a second contract for up to $1.35 million, both primarily for expense reimbursement over approximately a twelve month time frame for projects that would start in May 2007 and October 2007 respectively subject to execution of agreed contracts. We will rely on the proceeds of this offering to meet our ongoing obligations over the second half of 2007.

We Will Need To Raise Significant Additional Capital To Continue Our Business Operations. Our cash position at December 31, 2006 was $1,141,905 as compared to $311,815 at December 31, 2005 and $2,481,103 at December 31, 2004. Our current monthly cash operating expenses are approximately $450,000. In the event we are unable to obtain, on a timely basis, the additional financing required to meet our cash needs, we will have to reduce or curtail operations which would materially and adversely affect our development efforts. Even if such financing is obtained, it may not be on commercially acceptable terms or may otherwise substantially dilute the equity interests of current stockholders in our company.

We Have A History Of Losses Since Our Inception, We Expect Future Losses And We May Never Achieve Or Sustain Profitability. We have incurred net losses each year since our inception and have had accumulated losses of approximately $29,000,000 million through December 31, 2006. We expect to continue to incur net losses at least through our fiscal year 2007 and these losses may be substantial. To implement our business strategy, we will have to incur a high level of fixed operating expenses and we will continue to incur considerable research and development expenses and capital expenditures. Accordingly, if we are unable to generate substantial revenues and positive cash flows we will not achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

Our ability to generate future revenues will depend on a number of factors, many of which are beyond our control. These factors include the rate of market acceptance of our products, regulatory developments and general economic trends. Due to these factors, we cannot anticipate with any degree of certainty what our revenues, if any, will be in future periods. You have limited historical financial data and operating results with which to evaluate our business and our prospects. As a result, you should consider our prospects in light of the early stage of our business in a new and rapidly evolving market.

We Have Had No Commercial Product Sales. We May Not Be Able To Manufacture Or Commercialize Our Products In A Cost-Effective Manner. We are still a research and development company and have not made any product sales. Our activities have been limited to demonstration and prototype models. We may not be able to produce any of our products in a cost-effective manner, if at all, and, if produced, we may not be able to successfully market these products.

We May Not Be Able To Develop The Necessary Technology To Introduce And Market Our Products In A Timely Fashion, If At All. Our product and technology development efforts are subject to unanticipated and significant delays, expenses and technical or other problems, as well as the possible lack of funding to complete this development. Partially due to our lack of adequate funding, Neah Power Washington failed to timely meet its initial milestones under an existing development agreement with a government contractor. Although we are continuing to operate under such agreement, there is no assurance that such contract will not be cancelled and our funding ceased. Our future success will depend upon our products and technologies meeting acceptable cost and performance criteria, and upon their timely introduction into the marketplace. None of our proposed products and technologies may ever be successfully developed, and even if developed, they may not actually perform as designed.

Failure to develop, or significant delays in the development of, our products and technology would have a material adverse effect on our ability to sell our products and generate sufficient cash to achieve profitability.

Market Acceptance Of Our Fuel Cell Products May Take Longer To Occur Than We Anticipate Or May Never Occur. Our silicon-based fuel cell products represent a new technology and our success will depend on this technology achieving market acceptance. Because we design our products to capitalize on markets that presently utilize or are serviced by products from traditional and well-established battery manufactures, we may face significant resistance from end-users to adopt a new and alternative power source technology.

Fuel cell products for portable and mobile applications represent an emerging market and we do not know whether our targeted distributors, resellers or end-users will purchase our products. The development of a mass market for our portable and mobile products may be impacted by many factors, some of which are beyond our control, including:
• cost competitiveness of portable and mobile products;

• consumer reluctance to try our products;

• consumer perception of our systems’ safety; and

• emergence of newer, more competitive technologies and products.

If a mass market develops more slowly than we anticipate or fails to develop, we may not be able to recover the expenses we incurred to develop these products.

Certain Corrosive Acids Used In Our Fuel Cells May Limit Their Acceptance. The electrolyte and oxidant components of our fuel cells include a sulfuric and nitric acid base. Although we intend to manufacture our containers in a manner that we believe will virtually eliminate the risk of leakage, there can be no assurance that manufacturing or design defects will not cause leaking of these highly corrosive and toxic acids. In addition, the very existence of this element of our products may cause OEM and other potential volume purchasers to be reluctant to replace existing PEM and other technologies with our fuel cell systems. In addition, we may be required to place warning labels on any consumer products we distribute.

Consumers May Not Choose To Adopt The Notion Of Purchasing Cartridges. Even if we achieve the acceptance of our fuel cells by OEMs, consumers might buy substantially fewer cartridges than we anticipate. Since no portable fuel cell product has been successful in the market, consumer behavior and acceptance is unknown.

Failure Of Our Field Tests Could Negatively Impact Demand For Our Products. We have not yet begun field testing our products. We may encounter problems and delays during field tests for a number of reasons, including the failure of our technology or the technology of third parties, as well as our failure to maintain and service our prototypes properly. Many of these potential problems and delays are beyond our control. Any problem or perceived problem with our field tests could materially harm our reputation and impair market acceptance of, and demand for, our products.

We Do Not Have The Manufacturing Experience To Handle Large Commercial Requirements. We may not be able to develop manufacturing technologies and processes and expand our plant facilities to the point where they are capable of satisfying large commercial orders, including the demand for both military and commercial fuel cell systems. Development and expansion of these technologies and processes require extensive lead times and the commitment of significant financial, engineering and human resources. We may not successfully develop the required manufacturing technologies and processes. We may not find suitable partners for outsourcing our manufacturing.

We May Not Be Able To Satisfy Our Contractual Obligations To Our Customers If We are Unable To Obtain Adequate Manufacturing Facilities. We currently have no production facilities that are capable of mass producing fuel cell systems. Even if we are successful in developing operating fuel cells for sale, we will not be able to meet our obligations to our military or commercial customers unless we promptly identify, acquire or outsource such facilities and then bring on-line new, large-scale manufacturing facilities. We have not yet identified suitable facilities and may not be able to do so. If we encounter delays in identifying or financing suitable manufacturing plant facilities for purchase, lease or outsource, in obtaining the necessary equipment or in hiring and training personnel to commence large-scale manufacturing, we will not be able to fill customer orders, or profitably manufacture our various fuel cell systems. If we are unable to finance and establish manufacturing capability, we will be required to license our technology for third party manufacture which will significantly reduce our potential for revenues and profits.

We May Not Be Able To Meet Our Customers’ Demand For Our Products If We Do Not Successfully Manage The Expansion Of Our Operations. Locating and establishing new manufacturing facilities will place significant demands on our managerial, technical, financial and other resources. We will be required to make significant investments in our engineering and logistics systems, financial and management information systems and to retain, motivate and effectively manage our employees. There can be no assurance that our management skills and systems currently in place will enable us to implement our strategy or enable us to attract and retain skilled management and production personnel. Our failure to manage our growth effectively or to implement our strategy would have a material adverse effect on our ability to produce products and meet our contractual obligations.

Because We Will Depend On Third-Party Suppliers, We May Experience Delays In Receiving Key Materials And Components Necessary To Produce Our Fuel Cell Systems. If we successfully develop our fuel cell, we will depend on third parties for the manufacture and assembly of materials and components used to make our products. If any of our suppliers are unable or unwilling to provide us with materials and components on commercially reasonable terms, or at all, delays in identifying and contracting for alternative sources of supply would adversely affect our ability to develop, manufacture and market our products. In addition, some of these materials and components are purchased from a single or limited number of supply sources.

We May Be Subject To Shortages Of Key Materials In The Global Marketplace. Since we depend on certain raw materials like silicon wafers to make our fuel cells, we may become subject to either supply shortages or substantial price increases of silicon wafers in certain market conditions. We also use gold and platinum in our processes; these precious metals are commodities and subject to global market pressures and shortages. These shortages might hamper our ability to ship our products on time, might cause us to have to spend considerably more than budget to complete our projects, or might make our products prohibitively expensive.

We May Not Be Able To Sell Our Fuel Cell Systems If They Are Not Compatible With The Products Of Third-Party Manufacturers Or Our Potential Customers. Our success will depend upon our ability to make our products compatible with the products of third-party manufacturers. In addition, our mobile and portable products will be successful only if our potential customers redesign or modify their existing products to fully incorporate our products and technologies. Our failure to make our products and technologies compatible with the products of third-party manufacturers or the failure of potential customers to redesign or make necessary modifications to their existing products to accommodate our products would cause our products to be significantly less attractive to customers.

The Fuels On Which Our Fuel Cell Products Rely May Not Be Readily Available On A Cost-Effective Basis. Our fuel cell products require methanol and oxygen to operate. While ambient air supplies the necessary oxygen, we obtain methanol from suppliers. Even if methanol is available to us, if its price is such that power produced by our systems would cost more than alternatives, potential users would have less of an economic incentive to purchase our units.

We May Be Unable To Compete Successfully In A Highly Competitive Market. The development and marketing of fuel cells and fuel cell systems is extremely competitive. In many cases, we compete directly with battery and other micro fuel cell producers. In addition, a number of firms throughout the world have established PEM fuel cell development programs. Competitors range from development stage companies to major domestic and international companies, many of which have:

• substantially greater financial, technical, marketing and human resource capabilities;

• established relationships with original equipment manufacturers;

• name-brand recognition; and

• established positions in the markets that we have targeted for penetration.

These or other companies may succeed in developing and bringing to market products or technologies that are more cost-effective than those being developed by us or that would render our products and technology obsolete or non-competitive in the marketplace.

We May Be Unable To Protect Our Intellectual Property Rights And We May Be Liable For Infringing The Intellectual Property Rights Of Others. Our ability to compete effectively will depend, in part, on our ability to maintain the exclusive ownership of our technology and manufacturing processes through a combination of patent and trade secret protection, non-disclosure agreements and other arrangements. Patents may not be issued under pending applications and any issued patents that we hold may not provide adequate protection for our products or processes. Moreover, patent applications filed in foreign countries are subject to laws, rules and procedures that differ from those of the United States and any resulting patents may be difficult to enforce.

There can be no assurance that our competitors will not either independently develop proprietary information that is the same or similar to ours or obtain access to our proprietary information. In addition, there can be no assurance that we would prevail if challenges to our intellectual property rights are asserted by third parties against us. We could incur substantial costs defending patent infringement suits brought by others and prosecuting patent infringement suits against third party infringers. Moreover, some foreign countries provide significantly less patent protection than the United States. Competitors’ products may infringe upon our patents and the cost of protecting our rights may be substantial, if not cost prohibitive, thereby undermining our ability to protect our products effectively.

We rely on confidentiality agreements with our employees and third parties to protect our unpatented proprietary information, know-how and trade secrets but we have no effective means to enforce compliance with the terms of these agreements.

Government Regulation Could Impose Burdensome Requirements And Restrictions That Could Impair Demand For Our Fuel Cell Products. We do not know the extent to which any existing regulations may impact our ability to distribute, market, or install our fuel cells or their cartridges. Once our fuel cell products reach the commercialization stage and we begin distributing our systems to our target early markets, federal, state or local government agencies may seek to impose regulations. Any government regulation of our fuel cell products, whether at the federal, state or local level, including any regulations relating to the use of these products, may increase our costs and the price of our fuel cells or cartridges, and may have a negative impact on our revenue and profitability. Furthermore, we expect that approval will be required to carry our fuel cell cartridges onto airplanes. These approvals have not yet been obtained nor have we determined the actual restriction or the specifics of what will be required.

Any Accidents Involving The Flammable Fuels Used With Our Products Could Impair Their Market Acceptance. Our fuel cells use methanol which is flammable. While our fuel cells do not use these fuels in a combustion process, the methanol itself is flammable. Since our products have not yet gained widespread market acceptance, any accidents involving our systems or other fuel cell-based products could materially impede demand for our products. In addition, we may be held responsible for damages beyond the scope of our insurance coverage, which, at present, ranges from $1-2 million depending on the nature of the claim.

We Could Be Liable For Environmental Damages Resulting From Our Research, Development And Manufacturing Operations. Our business exposes us to the risk of harmful substances escaping into the environment, resulting in personal injury or loss of life, damage to or destruction of property, and natural resource damage. Depending on the nature of the claim, our current insurance policies may not adequately reimburse us for costs incurred in settling environmental damage claims, and in some instances, we may not be reimbursed at all. Our business is subject to numerous federal, state and local laws, regulations and policies that govern environmental protection. These laws and regulations have changed frequently in the past and it is reasonable to expect additional changes in the future. Our operations may not comply with future laws and regulations and we may be required to make significant unanticipated capital and operating expenditures. If we fail to comply with applicable environmental laws and regulations, governmental authorities may seek to impose fines and penalties on us or to revoke or deny the issuance or renewal of operating permits and private parties may seek damages from us. Under those circumstances, we might be required to curtail or cease operations, conduct site remediation or other corrective action, or pay substantial damage claims.

Our Success Depends On Attracting And Retaining Key Personnel. The successful development, marketing and manufacturing of our products will depend upon the skills and efforts of a small group of management and technical personnel, including Dr. John Drewery, our Executive Vice President of Engineering, Dr. Art Homa, our Vice President of Engineering, and Leroy Ohlsen, our Chief Technology Officer. The loss of any of our key personnel could adversely impact our ability to execute our business plan. Furthermore, recruiting and retaining qualified executive, technical, marketing, manufacturing and support personnel in our emerging industry in the future will be critical to our success and there can be no assurance that we will be able to do so. We do not maintain “key-man” life insurance policies on any of our key personnel.

Our Principal Stockholders, Executive Officers And Directors Have Substantial Control Over Our Affairs And You Will Not Be Able To Influence The Outcome Of Any Important Transactions Involving Our Company. Our executive officers and directors and stockholders who beneficially own more than 5% of our common stock will have the power to, in the aggregate, direct the vote in excess of 65% of our voting securities. Therefore, these persons may have the power to influence our business policies and affairs and determine the outcome of any matter submitted to a vote of our stockholders, including mergers, sales of substantially all of our assets and changes in control.

We May Become Subject To Risks Inherent In International Operations Including Currency Exchange Rate Fluctuations And Tariff Regulations. If we sell or license our products or technologies outside the United States, we will be subject to the risks associated with fluctuations in currency exchange rates. We do not intend to enter into any hedging or other similar agreements or arrangements to protect us against any of these currency risks. We also may be subject to tariff regulations and requirements for export licenses, particularly with respect to the export of certain technologies, unexpected changes in regulatory requirements, longer accounts receivable requirements and collections, difficulties in managing international operations, potentially adverse tax consequences, restrictions on repatriation of earnings and the burdens of complying with a wide variety of foreign laws.

We May Be Unable To Obtain The Additional Capital Needed To Operate And Grow Our Business, Thereby Requiring Us To Curtail Or Cease Operations. Our capital requirements in connection with our development activities and transition to commercial operations have been and will continue to be significant. We will require substantial additional funds to continue the research, development and testing of our technologies and products, to obtain patent protection relating to our technologies when appropriate, and to manufacture and market our products. There is no assurance that any additional financing will be available on commercially attractive terms, in a timely fashion, in sufficient amounts, or at all. If adequate funds are not available, we may have to scale back our operations, including our product development, manufacturing and marketing activities, all of which could cause us to lose both customers and market share and ultimately cease operations.

Our Quarterly Operating Results Are Likely To Be Volatile In The Future. Our quarterly operating results are likely to vary significantly in the future. Fluctuations in our quarterly financial performance may result from, for example:
• unevenness in demand and orders for our products;

• significant short-term capital expenses as we develop our manufacturing facilities;

• a shortage of the raw materials used in the production of our fuel cell systems; and

• difficulties with our manufacturing operations.

Because of these anticipated fluctuations, our sales and operating results in any fiscal quarter are likely to be inconsistent, may not be indicative of our future performance and may be difficult for investors to properly evaluate.

Risks Related to Our Common Stock

We Have A Substantial Number Of Shares Outstanding. We currently have outstanding 103,162,431 shares of common stock, as well as outstanding options to purchase an aggregate of 6,325,500 shares of common stock at exercise prices ranging between $0.20 and $2.87 per share and warrants to purchase 3,753,000 shares of common stock at an exercise price of $0.20 per share, warrants to purchase 200,000 shares of common stock at $0.85 per share, warrants to purchase 320,000 shares of common stock at $0.60 per share and warrants to purchase up to 81,579 shares of our common stock at $1.33 per share. Our outstanding shares include 58,875,030 shares of our common stock issued in April 2006 to the former holders of our Series A preferred stock upon the automatic conversion of such preferred stock and 2,502,000 shares of common stock issued upon conversion in April 2006 of $500,400 of our 8% notes.

Accordingly, on a fully-diluted basis (giving effect to the sale of 4,600,000 shares at $0.50 per share in our private placement completed in April 2006, the conversion of all Series A preferred stock and 8% notes, and the exercise of all outstanding options and warrants), as at the date of this annual report, there would be issued and outstanding, an aggregate of 113,842,510 shares of our common stock, excluding an additional 4,705,000 shares underlying a warrant that we have issued to Novellus Systems, Inc. under our technology collaboration agreement with Novellus. This warrant will vest according to a timetable based on the completion of certain milestones, the earliest of which is expected to occur in the first quarter of 2007, please see “Strategic Goals and Relationships” for a description of these milestones and the related expected vesting dates.

We Could Issue A Significant Amount Of Common Stock Or A Series Of Preferred Stock That Might Adversely Affect Our Existing Common Stockholders. Our articles of incorporation, as amended, authorize the issuance of 500,000,000 shares of common stock and 25,000,000 shares of “blank check” preferred stock, with designations, rights and preferences that may be determined from time to time by our board of directors which may be superior to those attached to the common stock. Accordingly, the board of directors is empowered, without further stockholder approval, to issue additional shares of common stock up to the authorized amount or to establish a series of preferred stock with dividend, liquidation, conversion, voting or other rights either of which could adversely affect the voting power or other rights of the holders of the existing common stock. Issuance of additional common stock at prices below the fair market value per share would result in dilution to our existing common stockholders. Moreover, shares of preferred stock could be convertible into shares of common stock in amounts that would result in similar dilution. In the event of a preferred stock issuance, the preferred stock could be used, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of our company.

Our Stock Price May Be Volatile And, As A Result, You Could Lose All Or Part Of Your Investment. There is a very limited public market for our common stock. In addition, since our March 2006 merger, the price of our common stock has risen significantly. We cannot predict the extent to which, or if, investor interest will lead to the development of an active and liquid trading market. The current market price of our common stock may decline below its current level and this decline may be significant.

The value of your investment could decline due to the impact of any of the following factors upon the market price of our common stock:

• variations in our actual and anticipated operating results;

• our failure to timely achieve technical milestones;

• our failure to commercialize our fuel cell systems;

• changes in technology or competitive fuel cell solutions;

• our failure to meet analysts’ performance expectations; and

• lack of liquidity.

 In addition, stock markets, particularly the OTC Bulletin Board where our stock is currently traded, have experienced extreme price and volume fluctuations, and the market prices of securities of technology companies have been highly volatile. These fluctuations are often unrelated to operating performance and may adversely affect the market price of our common stock. As a result, investors may not be able to resell their on a timely basis if at all, and may lose their entire investment.

Because We Do Not Intend To Pay Any Dividends, Stockholders Must Rely On Stock Appreciation For Any Return On Their Investment In Our Common Stock. We have not paid any dividends on our common stock and we do not intend to declare and pay any dividends on our common stock. Earnings, if any, are expected to be retained by us to finance and expand our business.

If Our Common Stock Is Not Accepted For Listing And Trading On An Exchange And If Our Common Stock Were Ever De-Listed It Would Become Less Liquid. The underwriting agreement requires that we submit an application to have our common stock traded on the American Stock Exchange (AMEX), The NASDAQ Capital Market, or equivalent. We may not be accepted for listing if we do not meet the listing standards, such as a minimum price per share of our common stock, $2.00. Even if we meet the listing standard, AMEX or NASDAQ, as applicable, may in the future, delist our common stock from trading on the AMEX or NASDAQ market if we fail to satisfy their ongoing listing requirements including, without limitation, corporate governance, financial condition, and financial reporting rules. There can be no assurance that our securities will remain eligible for trading on the AMEX or on NASDAQ. If our common stock is not listed on the AMEX or on NASDAQ, or is delisted, our stockholders would not be able to sell the common stock on the AMEX or on NASDAQ, and their ability to sell any of their common stock would be severely if not completely limited. Additionally, if we lose our listing on the AMEX or on NASDAQ, as applicable, our ability to raise capital in the future may be adversely affected.

If Our Common Stock Becomes Subject To The SEC’s Penny Stock Rules, Broker-Dealers May Experience Difficulty In Completing Customer Transactions And Trading Activity In Our Securities May Be Adversely Affected. The underwriting agreement requires, as a condition of the firm commitment, that our shares of common stock have a market price per share in excess of $5.00 per share on the date of the offering. We may effect a reverse stock split to achieve this price. If at any time we have net tangible assets of $5,000,000 or less or we get de-listed from the AMEX for any reason and our common stock has a market price per share of less than $5.00, transactions in our common stock may be subject to the “penny stock” rules promulgated under the Securities Exchange Act of 1934. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:
• make a special written suitability determination for the purchaser;

• receive the purchaser’s written agreement to a transaction prior to sale;

• provide the purchaser with risk disclosure documents which identify certain risks associated with investing in “penny stocks” and which describe the market for these “penny stocks” as well as a purchaser’s legal remedies; and

• obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in a “penny stock” can be completed.

 If our common stock becomes subject to these rules, broker-dealers may find it difficult to effectuate customer transactions and trading activity in our securities may be adversely affected. As a result, the market price of our securities may be depressed, and you may find it more difficult to sell our securities.

Item 7: Financial Statements

NEAH POWER SYSTEMS, INC.

FINANCIAL REPORT

DECEMBER 31, 2006 and 2005

CONTENTS

PAGE
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	34

FINANCIAL STATEMENTS	33

CONSOLIDATED BALANCE SHEETS	35

CONSOLIDATED STATEMENTS OF OPERATIONS	36

CONSOLIDATED STATEMENTS OF CASH FLOWS	37

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)	38

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	39

[GRAPHIC OMITTED]
PETERSON SULLIVAN PLLC

CERTIFIED PUBLIC ACCOUNTANTS	TEL 206.382.7777 O FAX 206.382.7700
610 UNION STREET, SUITE 2300	http://www.pscpa.com
SEATTLE, WASHINGTON 98101

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Neah Power Systems, Inc.
Bothell, Washington

We have audited the accompanying consolidated balance sheets of Neah Power Systems, Inc., ("the Company") as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Neah Power Systems, Inc., as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has experienced recurring losses from operations. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding this matter are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ PETERSON SULLIVAN PLLC

Seattle, Washington
February 22, 2007

NEAH POWER SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS
December 31, 2006 and 2005
	2006	2005
ASSETS
Current Assets
Cash and cash equivalents	$1,141,905	$311,815
Short-term investments		103,200
Prepaid expense	21,405	9,675
Total current assets	1,163,310	424,690
Property and equipment, net	434,059	831,081
Total Assets	$1,597,369	$1,255,771
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$1,333,949	$176,831
Accrued expenses	208,191	102,557
Equipment loan payable, current portion	29,840	186,846
Notes payable	1,965,000
Deferred revenue	189,500	189,500
Total current liabilities	3,726,480	655,734
Equipment loans, less current portion		29,840
Total liabilities	3,726,480	685,574
Commitments and Contingencies
Stockholders' Equity (Deficit)
Preferred stock - authorized 8,795,384 shares, no par value
Series A convertible preferred stock - designated none and
799,750 shares, none and 583,449 shares issued and
outstanding, liquidation value of none and $1,363,871		1,208,281
Series B convertible preferred stock - designated none and
7,995,634 shares, none and 6,509,086 issued and
outstanding, liquidation value of none and $18,095,259		17,744,588
Common Stock,
$0.001 par value, 500,000,000 shares authorized,
106,915,431 shares issued, 103,162,431 shares outstanding	106,915
No par value, 12,300,000 shares authorized,
888,795 shares issued and outstanding		298,902
Additional paid-in capital	27,391,921	2,913,245
Treasury shares, 3,753,000 and no common shares, at no cost
Accumulated deficit	(29,627,947)	(21,594,819)
Total stockholders' equity (deficit)	(2,129,111)	570,197
Total Liabilities and Stockholders' Equity (Deficit)	$1,597,369	$1,255,771

See Notes to Consolidated Financial Statements

NEAH POWER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2006 and 2005

	2006	2005
Revenues
Grant revenue	$-	$780,000
Operating Expenses
Research and development expense	4,347,868	3,475,740
General and administrative expense	2,572,712	1,302,398
Total operating expenses	6,920,580	4,778,138
Loss from operations	(6,920,580)	(3,998,138)
Interest income (expense), net	(1,112,548)	13,391
Net Loss	$(8,033,128)	$(3,984,747)
Basic and diluted net loss per common share	$(0.10)	$(4.48)
Weighted average basic and diluted shares outstanding	78,659,792	888,629

See Notes to Consolidated Financial Statements

NEAH POWER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2006 and 2005

	2006	2005
Cash Flows From Operating Activities
Net loss	$(8,033,128)	$(3,984,747)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	400,012	382,151
Share-based payments included in operating expenses	1,164,851	8,135
Shares issued as additional loan consideration, accounted for as interest expense	665,000
Changes in operating assets and liabilities
Warrants issued by shareholder, accounted for as interest expense	357,000
Prepaid expenses	(11,730)	13,393
Accounts payable and accrued expenses	1,262,752	(33,322)
Net cash used in operating activities	(4,195,243)	(3,614,390)
Cash Flows From Investing Activities
Purchases of property and equipment	(2,990)	(80,424)
Sales of short-term investments	103,200	1,608,575
Deposits		13,566
Cash received from GMI in acquisition	506,500
Net cash provided by investing activities	606,710	1,541,717
Cash Flows From Financing Activities
Proceeds from bridge financing	500,400
Net proceeds from borrowings on notes payable	1,965,000
Payments on equipment loans	(186,846)	(116,191)
Net proceeds of common stock sold to investors	2,140,000
Proceeds from exercise of stock options and warrants		19,576
Other	69
Net cash provided by financing activities	4,418,623	(96,615)
Net increase in cash and cash equivalents	830,090	(2,169,288)
Cash and cash equivalents, beginning of period	311,815	2,481,103
Cash and cash equivalents, end of period	$1,141,905	$311,815
Supplemental disclosure of cash flow information
Cash paid for interest	$8,297	$46,043
Cash paid for income taxes	$-	$-
Non-Cash Investing and Financing Activities
Acquisition of NPSWA:
Convert NPSWA Series A and Series B preferred stock to common stock	$(18,952,869)
NPSWA common stock issued to converting preferred shareholders	18,952,869
Adjust NPSWA common stock to reflect $0.001 par value	(19,225,636)
Record additional paid-in capital from adjustment of common stock to	19,225,636
$0.001 par value
Record NPSNV Series A preferred stock	6,500
Record par value of NPSNV common stock	10,481
Record additional paid-in capital of NPSNV preferred and common stock	489,519
Cash received from GMI in acquisition	(506,500)
Net cash effect of NPSWA acquisition	$-
Other non-cash activities:
Convert NPSNV Series A preferred stock to common stock	$(6,500)
NPSNV common stock issued to converting preferred shareholders	62,628
Reduce NPSNV paid-in capital upon conversion of Series A preferred stock to	(56,128)
common stock
Bridge loans converted to common stock	(500,400)
Common stock issued for convertible bridge loans	500,400
Net cash effect of other non-cash activities	$-

See Notes to Consolidated Financial Statements

NEAH POWER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Years Ended December 31, 2006 and 2005

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at January 1, 2005	575,473	$1,189,105	6,509,086	$17,744,588	888,462	$298,502		$-	$2,905,110	$(17,610,072)	$4,527,233
Exercise of stock options and warrants	7,976	19,176			333	400					19,576
Share-based payments for services									8,135		8,135
Net loss for the year ended December 31, 2005										(3,984,747)	(3,984,747)
Balance at December 31, 2005	583,449	1,208,281	6,509,086	17,744,588	888,795	298,902	0	-	2,913,245	(21,594,819)	570,197
Convert NPSWA Series A and Series B preferred stock to common stock	(583,449)	(1,208,281)	(6,509,086)	(17,744,588)	7,092,535	18,952,869					-
Other adjustments by NPSWA prior to acquisition					9,127	69					69
Adjust number of NPSWA common shares to be same as GMI common shares					18,213,401						-
Adjust NPSWA common stock account to reflect $0.001 par value						(19,225,636)			19,225,636		-
Adjust NPSWA capital accounts to equal capital accounts of GMI	6,500,000	6,500			10,481,534	10,481			489,519		506,500
Convert bridge loans to common stock					2,502,000	2,502			497,898		500,400
Convert NPSNV Series A preferred stock to common stock	(6,500,000)	(6,500)			62,628,030	62,628			(56,128)		-
3,753,000 common shares returned to Company at no cost, to be held in treasury							(3,753,000)				-
Sell 4,600,000 common shares at $0.50/share, net of cash offering costs					4,600,000	4,600			2,135,400		2,140,000
Issue warrants valued at $159,000 to purchase 320,000 common shares to placement agent in stock sale, accounted for as cost of offering *											-
Issue 500,000 common shares valued at $665,000 to lenders, accounted for as interest expense					500,000	500			664,500		665,000
Share-based payments for services - common stock options									841,384		841,384
Share-based payments for research and development and interest expense -
common stock purchase warrants:
Crystal Research Associates									222,000		222,000
Palladium Capital Advisors									101,467		101,467
Recognize value of warrants issued to lenders by stockholder									357,000		357,000
Other adjustments					9						-
Net loss for the year ended December 31, 2006										(8,033,128)	(8,033,128)
Balances at December 31, 2006	-	$-	-	$-	106,915,431	$106,915	(3,753,000)	$-	$27,391,921	$(29,627,947)	$(2,129,111)

*	There is no amount listed for this transaction as the amounts recognized as additional paid-in capital are offset by the offering costs.

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The Company

Neah Power Systems, Inc. ("NPSNV") was incorporated in Nevada on February 1, 2001, under the name Growth Mergers, Inc. ("GMI"). As described in Note 16, in March 2006 GMI, at the time a public shell company, acquired all of the outstanding capital stock of an operating Washington corporation, Neah Power Systems, Inc. ("NPSWA"). Upon completion of the acquisition, GMI changed its name to be the same as its new wholly-owned subsidiary. The acquisition was accounted for as a reverse merger, which the Securities and Exchange Commission ("SEC") considers to be equivalent to a recapitalization. NPSNV is the legal parent of NPSWA but these financial statements, other than capital stock accounts, are those of NPSWA. In these financial statements, the "Company" refers to NPSNV and its wholly-owned consolidated subsidiary, NPSWA.

The Company has developed, and is planning to bring to market, a direct methanol micro fuel cell that may serve as a replacement for batteries in a variety of mobile electronic products.

Note 2. Going Concern

The Company's financial statements are prepared consistent with accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, as shown in the financial statements, the Company has sustained substantial losses and has relied primarily on sales of securities and proceeds from borrowings for operating capital, which raise substantial doubt about its ability to continue as a going concern.

To meet its cash needs, in the first calendar quarter of 2007, the Company intends to raise $500,000 in short-term financing and $10 million in an offering of its securities. There is no assurance that the Company will be successful in raising this capital on a timely basis, if at all. The failure to obtain the necessary working capital would have a material adverse effect on the development program and business prospects and, depending upon the shortfall, the Company may have to curtail its operations.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company have to curtail operations or be unable to continue in existence.

Note 3. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. Intercompany balances and transactions have been eliminated.

Use of Estimates

In preparing financial statements conforming with accounting principles generally accepted in the United States, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term investments that are readily convertible to cash and have original maturities of three months or less at the time of acquisition. On occasion, the Company maintains cash balances in excess of federal insurance limits.

Financial Instruments

The Company's financial instruments consist of cash and cash equivalents, accounts payable, accrued expenses, and equipment loan payable, and note payable. The fair value of all financial instruments approximates the recorded value based on the short-term nature and market interest rates of these financial instruments.

Depreciation and Amortization

Depreciation and amortization are calculated on a straight-line basis over the estimated useful lives of the related assets, ranging from three to five years for property and equipment. Leasehold improvements are amortized over the shorter of their useful lives or term of the lease.

Impairment of Long-Lived Assets

The Company's long-lived assets, including property and equipment, are reviewed for carrying value impairment at least annually or more frequently when events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company does not believe that any of its long-lived assets were impaired at December 31, 2006.

Revenue Recognition

Revenues normally consist of grant and contract revenues. The Company recognizes revenue when it has persuasive evidence of an arrangement, the services have been provided to the customer, the price for services is fixed and determinable, no significant unfulfilled Company obligations exist, and collectibility is reasonably assured.

Grant revenues are recognized as the related research is conducted. Contract revenues consist of amounts recorded from services provided to a single customer. Revenues earned under such arrangements are recorded as earned either as milestones are achieved or as the services are provided. The Company did not have any contract revenues in these financial statements. Upfront payments received under contractual arrangements are recognized as revenue over the service period.

Unearned revenues, recorded as deferred revenue in the balance sheet, were $189,500 as of December 31, 2006.

Research and Development Expense

Research and development costs are expensed as incurred.

Income Taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and on the expected future tax benefits to be derived from net operating loss carryforwards measured using current tax rates. A valuation allowance is established if it is more likely than not that some portion or all of the deferred tax assets will not be realized. Due to the nature of the acquisition described in Note 16 and the resulting greater than 50% change in control, the ability of the Company to utilize NOL carryforwards from NPSWA will be limited.

Share-Based Payments

In March 2006, the Company adopted its Long Term Incentive Compensation Plan ("the Plan") and stock options were granted to certain employees, officers and directors of the Company, certain former employees, and others at the time of adoption of the Plan. The Company granted additional stock options under the Plan to employees and stock purchase warrants to non-employees and other parties throughout the period ended December 31, 2006.

Grants of stock options to employees and directors under the Plan are accounted for in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No.123 (revised 2004), Share-Based Payment ("SFAS 123(R)"). Grants of stock options under the Plan and grants of stock purchase warrants to non-employees and other parties are accounted for in accordance with the Financial Accounting Standards Board's Emerging Issue Task Force Abstract, EITF 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services ("EITF 96-18").

To calculate the value of share-based payments, the Company uses the Black-Scholes minimum value option-pricing model with the following weighted average assumptions for options and warrants granted during the period ended December 31, 2006:

Risk free interest rate	4.7%
Expected dividend yield	0.0%
Volatility	122.0%
Expected life	10.0 years

Share-based payments recognized as expense are as follows for the years ended December 31:

	2006	2005
Common stock options	$841,384	$8,135
Common stock purchase warrants:
Crystal Research Associates (Note 11)	222,000
Palladium Capital Advisors (Note 7)	101,467
Total warrants	323,467	-
Total share-based payments	$1,164,851	$8,135

Loss per Share

Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common stock shares outstanding during the period. Diluted loss per share, which would include the effect of the conversion of unexercised stock options and unexercised warrants to common stock, is not separately computed because inclusion of such conversions is antidilutive. In these cases, basic and diluted loss per share is the same.

Basic weighted average common shares outstanding, and the potentially dilutive securities excluded from loss per share computations because they are antidilutive, are as follows for the years ended December 31:

	2006	2005
Basic and diluted weighted average common stock shares outstanding	78,659,792	888,629
Potentially dilutive securities excluded from loss per share computations:
Common stock options	6,325,500
Common stock purchase warrants	9,059,000

Recent Accounting Pronouncements

In accordance with Release No. 8760 of the Securities Act of 1933, commencing with the Company's fiscal year ending December 31, 2007, the Company will become subject to the requirement to include in its annual report management's assessment of internal controls over financial reporting. This assessment will require the Company to document and test its internal control procedures in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. The Company's independent registered public accountants will be required to attest to the Company's assessment of internal controls for its fiscal year ending December 31, 2008.

In February 2006, the Financial Standard Accounting Board ("FASB") issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments ("SFAS 155"). SFAS 155 is effective for all financial statements issued for fiscal years beginning on or after September 15, 2006, with earlier adoption permitted. The Company believes this statement will have no effect on its financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company believes that this interpretation will have no material effect on its financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not yet determined the effect of applying SFAS 157.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, ("SFAS 158"). Portions of SFAS 158 are effective for financial statements as of December 31, 2006. The Company believes this statement will have no effect on its financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin 108 ("SAB 108") which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for the first interim period following the first fiscal year ending after November 15, 2006. The Company believes this bulletin will have no effect on its financial statements.

Note 4. Property and Equipment

	December 31,
	2006	2005
Laboratory equipment	$1,317,165	$1,279,666
Leasehold improvements	579,641	579,641
Computer equipment and software	134,721	169,230
Office furniture and equipment	56,000	56,000
Subtotal	2,087,527	2,084,537
Accumulated depreciation and amortization	(1,653,468)	(1,253,456)
Property and equipment, net	$434,059	$831,081

Note 5. Accrued Expenses

	December 31,
	2006	2005
Vacation pay	$39,573	$48,657
Payroll and payroll taxes	168,618	53,900
Total	$208,191	$102,557

Note 6. Equipment Loan Payable

An equipment loan secured by laboratory and testing equipment is payable $6,042 per month, including interest at 6%. The balance due of $29,840 at December 31, 2006, is payable within one year.

Note 7. Notes Payable

In November 2006, the Company borrowed $415,000 from existing shareholders. The notes bear interest at 10% and are due May 26, 2007. The Company's largest shareholder granted one-year warrants to on of the lenders as additional consideration. These warrants, to purchase 500,000 shares of the Company's common stock owned by the shareholder at $0.55 per share, are valued at $357,000, and are recorded as additional interest expense and a contribution of capital to the Company in the year ended December 31, 2006.

In December 2006, the Company borrowed $1,550,000 from six accredited institutional investors. The loan is collateralized by all assets of the company, bears interest at 6%, and is payable on the earlier of the Company receiving new financing of more than $2,000,000 or May 7, 2007. The investors also received 500,000 shares of common stock, valued at $665,000, which is recorded as additional interest expense in the year ended December 31, 2006. In addition, Palladium Capital Advisors, LLC, received a five-year warrant to purchase 81,579 common shares at $1.33 per share. This warrant is valued at $101,467 and is recorded as additional interest expense in the year ended December 31, 2006.

Note 8. Conversions of Debt and Preferred Stock to Common Stock and Return of Treasury Shares

During the calendar quarter ended March 31, 2006, certain shareholders loaned the Company $500,400, which loans automatically converted into 2,502,000 shares of common stock in April 2006 when additional financing of not less than $1,500,000 was subsequently received by the Company. In addition, these lenders received five-year warrants to purchase an aggregate of 3,753,000 shares of common stock of the Company at an exercise price of $0.20 per share. A corresponding number of shares were returned to the Company at no cost by the two largest shareholders of the Company to cover any exercises of these warrants and have been recorded as treasury shares. If the warrants are not exercised, these treasury shares will be retained by the Company for general corporate purposes, at which time the Company will determine their contributed value.

At the same time as the conversion described above, stockholders owning the Company's 6,500,000 shares of its Series A Convertible Preferred Stock converted such shares into 62,628,030 shares of common stock. The shares of common stock returned to the Company as treasury shares came from these converting shareholders.

Note 9. Sale of Common Shares in Private Placement

In April 2006, the Company sold 4,600,000 shares of common stock under a private placement to accredited investors for $0.50 per share. The Company realized, after cash offering costs of $160,000, a net of $2,140,000. The placement agent received five-year warrants to purchase 320,000 common shares at $0.60 per share. These warrants have been valued at $159,000 and have been recorded as a non-cash cost of the offering.

Note 10. Stock Option Plan

In March 2006, the Company adopted its Long Term Incentive Compensation Plan ("the Plan"). NPSWA had a stock option plan that was cancelled, along with all of its outstanding stock options and stock purchase warrants, upon completion of the acquisition by the Company.

The Plan is to continue for a term of ten years from the date of its adoption. The Plan is administered by the Compensation Committee ("the Committee") of the Company's Board of Directors. A maximum of 10,000,000 shares of Company common stock can be issued under the Plan. To date, the Company has awarded stock options for 6,325,500 shares to employees, members of the Committee, the Board, and advisors and consultants to the Company, and none of these options has as of yet been exercised. Options are exercisable for ten years from date of grant. All current members of the Committee have received grants of stock options under the Plan.

If the Company changes the number of issued shares of common stock by stock dividend, stock split, spin-off, split-off, spin-out, recapitalization, merger, consolidation, reorganization, combination, or exchange of shares, the total number of shares reserved for issuance under the Plan, the maximum number of shares which may be made subject to an award or all awards in any calendar year, and the number of shares covered by each outstanding award and the price therefore, if any, may be equitably adjusted by the Committee, in its sole discretion. The Board of Directors or the Committee may amend, suspend, terminate, or reinstate the Plan at any time. However, no such action can reduce the amount of any existing award (subject to the reservation of the authority of the Committee to reduce payments on awards) or change the terms and conditions thereof without the consent of any affected award recipient.

The following table summarizes stock option activity during the period ended December 31, 2006:

	Options Outstanding	Weighted Average Exercise Price
Initial grant - March 2006	6,589,500	$0.24
Additional grants through December 31, 2006	66,000	1.73
Forfeitures	(330,000)
Exercised	0
Outstanding at December 31, 2006 (exercisable 3,615,500 options)	6,325,500	$0.25

The weighted average fair value of the options granted during the period ended December 31, 2006, was $0.19. At December 31, 2006, the weighted average remaining contractual lives of outstanding options was 9.3 years.

Note 11. Common Stock Purchase Warrants

A summary of warrants outstanding at December 31, 2006, follows:

Date	Action	Number of Warrants	Fair Value at Issuance	Exer. Price	Expiration Date
April 2006	Grant to Novellus under collaboration agreement	4,705,000	$16,000,000	$0.001	Apr. 30, 2011
April 2006	Grants to note holders in conversion	3,753,000	0	$0.20	Apr 27, 2011
April 2006	Grant to placement agent	320,000	159,000	$0.60	Apr. 29, 2011
April 2006	Grant to CRA	200,000	222,000	$0.85	Apr. 7, 2011
Dec. 2006	Grant to Palladium	81,579	101,467	$1.33	Dec. 26, 2011
Balance - December 31, 2006		9,059,579	$16,482,467

Novellus

As described in Note 13, the Company has in place a collaboration agreement dated May 24, 2006, with Novellus Systems Inc., ("Novellus"), a current stockholder of the Company and a former stockholder of NPSWA. On May 26, 2006, pursuant to an extension of the collaboration agreement, the Company issued a warrant to Novellus to acquire up to 4,705,000 shares of Company common stock at an exercise price of $0.001 per share. Vesting of the warrant shares will occur upon certain milestones being achieved by Novellus and the Company and each milestone has a specific number of warrant shares assigned thereto. The milestones are as follows and the warrant is exercisable in whole or in part through April 30, 2011.

1.  Ten (10) percent of the Warrants granted to Novellus will vest when Novellus and the Company complete a fully self-contained prototype fuel cell capable of producing 10 Watts of power continuously for five hours using one detachable cartridge. The prototype will be approximately 40% larger than the intended size of our initial military product. This milestone is targeted for the six months ending June 30, 2007.

2.  Fifteen (15) percent of the Warrants will vest when Novellus and the Company complete a fully self-contained fuel cell capable of producing 45 Watts of peak power and 300WH capability at 20 Watts average operating power. This prototype will be the same size as the Company's initial military product, i.e. about 0.9 liter, which is the same size as a standard disposable battery widely used in the military. This milestone is targeted for the nine months ending September 30, 2007.

3.  Fifty (50) percent of the Warrants will vest when Novellus and the Company complete all of the following tasks:

•	Establish a pilot production line to assemble completed fuel cells.

•
Finalize a manufacturing process for silicon electrodes based on the most common silicon wafer format, based on commercially available equipment, and identification of a manufacturing partner that is capable and willing to run the process.

•	Reduce the cost of processing porous silicon electrodes to $30 or less per silicon wafer. One silicon wafer is expected to yield 12 electrodes.

This milestone is targeted for the year ending December 31, 2007.

4.	Twenty-five (25) percent of the Warrants will vest when Novellus and the Company complete all of the following tasks:

•
Reduce the electrode catalyst loading to 25-30% of its value as of May 2005. Catalyst materials form a large part of the production cost of any methanol fuel cell; this target allows the Company to meet its cost of goods targets in the future.

•	Develop a plan to scale the Company's fuel cell production process to commercial volumes, and to adapt it to commercially available equipment.

This milestone is targeted for the first quarter of 2008.

These four (4) Milestones set forth above are each targeted to be completed on or before the date specified in the specified Milestone ("Target Date"); however,

•	If the Milestone is completed on or before 120 days following the Target Date, there will be no penalty and 100% of the Warrants scheduled to vest under the Milestone will vest in Novellus;

•
If the Milestone is completed after 120 days following the Target Date but on or before 210 days following the Target Date, there will be a one-third penalty and only 66.67% of the Warrants scheduled to vest under the Milestone will vest in Novellus;

•
If the Milestone is completed after 210 days following the Target Date but on or before 300 days following the Target Date, there will be a two-third penalty and only 33.33% of the Warrants scheduled to vest under the Milestone will vest in Novellus;

•	If the Milestone is completed after 300 days following the Target Date, there will be a 100% penalty and 0% of the Warrants scheduled to vest under the Milestone will vest in Novellus;

The warrant has been valued at approximately $16,000,000 and will be accounted for ratably as each specific milestone is achieved. Because no milestones were reached during the period ended December 31, 2006, there has not been any expense recorded through that date.

Under certain circumstances, the Company can exercise a repurchase right to acquire warrant stock acquired by Novellus prior to achieving any specific milestone. Under such circumstances, Novellus could only recover the exercise price it had paid for the repurchased stock.

Convertible Notes Converted to Common Stock in April 2006

As described in Note 8, in conjunction with the automatic conversion of $500,400 of 8% Convertible Notes on April 27, 2006, the Company issued five-year warrants to the note holders to acquire up to 3,753,000 shares of Company common stock at $0.20 per share. Any shares issued pursuant to exercise of these warrants are to be obtained from the treasury shares contributed by the Company's two principal stockholders for such purpose. No value was attributed to these warrants as they have no cost to the Company. If the warrants are not exercised, these treasury shares will be retained by the Company for general corporate purposes, at which time the Company will determine their contributed value.

Private Placement in April 2006

As described in Note 9, in April 2006, the Company sold 4,600,000 shares of common stock under a private placement. The placement agent received five-year warrants to purchase 320,000 common shares at $0.60 per share. These warrants were valued at $159,000 and have been recorded as a non-cash cost of the offering.

Crystal Research Associates

As described in Note 13, in April 2006, the Company granted four-year warrants to Crystal Research Associates ("CRA") to purchase 200,000 common shares at $0.85 per share. These warrants were valued at $222,000 and were recorded as research and development expense.

Palladium Capital Advisors, LLC

As described in Note 7, in December 2006, Palladium Capital Advisors, LLC, received a five-year warrant to purchase 81,579 common shares at $1.33 per share. This warrant is valued at $101,467 and is recorded as additional interest expense in the year ended December 31, 2006.

Note 12. Income Taxes

Significant components of the Company's deferred tax assets and liabilities and related valuation allowances are as follows as of December 31:

	2006	2005
Deferred tax assets (liabilities):
Accelerated depreciation	$148,000	$(22,000)
Research & development credit	678,000	691,000
Accrued vacation	16,000	16,500
Shared-based compensation expense	399,000	93,000
Net operating loss carryforwards	9,246,000	6,857,000
Total net deferred tax assets	10,487,000	7,635,500
Valuation allowance	(10,487,000)	(7,635,500)
Deferred tax assets, net of valuation allowance	$-	$-

The Company has established a valuation allowance as of December 31, 2006, due to the uncertainty of future realization of the net deferred tax assets. During the years ended December 31, 2006 and 2005, the valuation allowance increased by $2,852,000 and $1,511,500, respectively.

At December 31, 2006, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $27,200,000 and research and development credit carryforwards of approximately $678,000 available to offset future income that expire in 2021. Utilization of the carryforwards are dependent on generating future taxable income and will be limited by Internal Revenue Code Section 382 due to the more than 50% change in control in NPSWA's ownership in its acquisition by the Company.

Note 13. Significant Agreements

National Institute of Standards and Technology

For the year ended December 31, 2005, the Company received fees of $780,000 from the National Institute of Standards and Technology ("NIST") under a research grant that ended that year.

Development Agreement with a Customer

The Company was party to a development agreement with a customer to develop proof-of-concept fuel cell power source prototypes (Phase I) and, if successful and elected by the customer, the development of fuel cell power sources (Phase II). The Company received $344,000 for certain services in Phase I and recognized $154,500 for the completion of the initial Phase I requirement in 2004 and deferred the balance of $189,500 until the related services are rendered and the final Phase I milestone is reached. The Company believes this will occur in 2007, at which time the customer will then have the right to choose whether or not to continue further with Phase II.

Employment Contract with President and CEO

In March 2006, the Company entered into an employment contract with its President and CEO, Paul Abramowitz. The contract calls for an annual salary of $270,000 plus customary executive benefits. Mr. Abramowitz has agreed to defer $112,500 of the annual salary until the Company raises a minimum of $5,000,000. Mr. Abramowitz can then either receive the deferred amount or convert it to options that vest at 1/12 per month, effective March 2006, and are exercisable at $0.85 per share. If Mr. Abramowitz elects to convert to the options, the Company will pay the exercise price of $0.85 per share for all such options then exercised and Mr. Abramowitz will be responsible for any taxes due. The contract is terminable by either party at any time.

Novellus

In connection with the acquisition of NPSWA by the Company, Novellus, a current stockholder of the Company and a former stockholder of NPSWA, agreed to cancel warrants of NPSWA it held and the Company agreed to pay by November 30, 2006, approximately $150,000 owed to Novellus for services. In addition, on May 24, 2006, the Company and Novellus negotiated the final terms of a new collaboration agreement and on May 26, 2006, the Company issued 4,705,000 new warrants to Novellus, which are described in detail in Note 11. The Company anticipates that the $150,000 payment to Novellus will be made in 2007 upon completion of the stock offering described in Note 17.

Crystal Research Associates

On April 7, 2006, the Company signed a contract with CRA for market research. The cost of the research program was $35,000 plus out-of-pocket expenses and 200,000 warrants, which are described in detail in Note 11.

Apex Strategies, Inc.

In April 2006, the Company signed a marketing consulting agreement with Apex Strategies, Inc. for public sector opportunities such as State, municipal and local governments at a fee of $5,000 monthly for one year with automatic renewal if not previously terminated.

McBee Strategic Consulting

In August 2006, the Company signed a one-year extension, retroactive to February 15, 2006, and ending August 14, 2007, to a marketing consulting agreement with McBee Strategic Consulting at a fee of $15,000 monthly through August 15, 2006. The fee was, with the Company's consent, to increase to $18,000 monthly through February 14, 2007, but at the present time, the Company has not agreed to the increase.

Danfoss A/S

In June 2006, the Company entered into a research agreement with a Danish company, Danfoss A/S, ("Danfoss"). The costs of Danfoss' services are estimated to be $280,000, of which approximately $98,000 was incurred in the year ended December 31, 2006, Danfoss also agreed to grant a license to the Company so that any specific Danfoss technology or software can be used by the Company and the technology that is developed jointly will be owned by the Company. The Company will pay a royalty of 3% of the sales value of certain products and technology that arise from this agreement.

Note 14. Commitments and Contingencies

The Company leases its corporate headquarters and laboratory facilities under a non-cancelable operating lease which expires in August 2007 and also leases laboratory facilities on a month-to-month basis. As of December 31, 2006, future minimum rental and related payments required under operating leases are approximately $84,000. Rental expense was approximately $186,000 and $188,000 for the years ended December 31, 2006 and 2005, respectively.

The Company's former securities counsel claims it is owed $200,000 for legal fees. The Company believes that there is an agreement in place to cap these fees at $60,000. No formal legal action has been taken in this matter.

In December 2006, the Company's former placement agent filed an action against the Company and its president and CEO for breach of contract, misrepresentation and related claims arising from an engagement letter in which the Company agreed to pay a commission up to $160,000 plus warrants in connection with a private placement. The agent seeks general damages up to $2 million. The Company believes that the agent failed to perform under the agreement and that the case is substantially without merit and the Company intends to vigorously defend the action.

Note 15. Related Party Transactions

See Note 7 regarding certain stockholders loaning the Company money and the contributions of warrants to purchase Company common stock owned by a stockholder to the lending stockholders.

See Notes 8 and 11 regarding the transfer of treasury shares to the Company by certain former preferred stockholders.

See Note 10 regarding the Plan Committee receiving stock options under the Plan.

See Notes 11 and 13 regarding an agreement with Novellus, a former stockholder of NPSWA.

See Note 13 regarding the employment contract with the Company's president and CEO.

Note 16. Acquisition of NPSWA

On March 9, 2006, NPSWA entered into an Agreement and Plan of Merger ("the Merger Agreement") with GMI, a Nevada public shell corporation, Growth Acquisition Corp. ("GAC"), a Washington corporation, Summit Trading Limited ("STL"), a British Virgin Islands corporation, and Special Investments Acquisition Associates LLC ("SIAA"), a Delaware limited liability company. The Merger Agreement was further amended on April 12, 2006. By virtue of this merger, GMI became the parent corporation of NPSWA and owns 100% of its capital stock. Following the merger, GMI changed its corporate name to Neah Power Systems, Inc. ("NPSNV").

In February 2006, NPSWA converted all of its shares of Series A and Series B Preferred Stock to Common Stock and amended its Articles of Incorporation to eliminate such classes of Preferred Stock and to create a new series of preferred stock known as Series A. New Common shares were then issued for the old Common shares in the ratio of one (1) new share for ten (10) old shares. Upon completion of this reverse stock split, 7,990,457 shares of the NPSWA's Common Stock were issued and outstanding.

Prior to the merger, GMI was an inactive shell corporation and had engaged in no substantive business operations since 2003. Prior to its acquisition of NPSWA, a total of 10,481,534 shares of common stock of GMI were issued and outstanding.

Under the terms of the merger, the 7,990,457 outstanding Common shares of NPSWA were converted into 26,203,858 shares of common stock of NPSNV and all outstanding NPSWA stock options and warrants were cancelled. In addition, NPSNV contributed $500,000 to the working capital of NPSWA.

Immediately prior to the Merger, 6,500,000 shares of NPSNV Series A Convertible Preferred Stock were sold to two entities, for an aggregate of $6,500. These shares were convertible into 58,875,030 shares of NPSNV common stock (exclusive of an additional 3,753,000 shares set aside as treasury shares for delivery upon the exercise of warrants) and were automatically convertible into such common stock if NPSNV or NPSWA completed an equity or equity type financing for an additional $1,500,000.

The president and CEO of the Company, Paul Abramowitz, and members of his family had a beneficial interest in approximately 50% of the shares described above upon their issuance. In addition, members of the Abramowitz family were indirect former stockholders of NPSWA and received, on a pro rata basis, an additional 93,927 shares of NPSNV common stock in the Merger. The Series A Preferred Stock automatically converted on April 27, 2006, effective with the closing of the private placement described in Note 9.

The series A and B convertible preferred stock of NPSWA had conversion rights from the original issue date and on each date when subsequently issued. As part of the acquisition by GMI, all Preferred Shareholders were required to convert into common stock in order that the number of shares of NPSWA to be exchanged for NPSNV shares would be a specific number subsequent to the one-for-ten reverse split.

The acquisition was recorded as a reverse merger for accounting purposes, which the SEC considers to be equivalent to a recapitalization. NPSNV is the legal parent of NPSWA but these financial statements, other than capital stock accounts, are those of NPSWA. A summary of the entries to record the acquisition follows (in thousands of dollars):

	GMI - (Neah Power - Nevada)				Neah - (Neah Power - Washington)
	@				@						Consol.
	Merger	Merger		Post-	Merger	Merger		Post-	Consol.		- Post-
	Date	Adj.		merger	Date	Adj.		merger	Adj		merger
ASSETS:
Assets	$506.5			$506.5	$1,189.4			$1,189.4	($500.0	)(4)	$1,195.9
Investment in NPS-Nev				0.0		506.5	(3)	506.5	(506.5	)(5)	0.0
TOTAL ASSETS	$506.5	$0.0		$506.5	$1,189.4	$506.5		$1,695.9	($1,006.5)		$1,195.9

LIABILITIES AND SHAREHOLDERS' EQUITY:

LIABILITIES	$0.0			$0.0	$1,972.4			$1,972.4	($500.0	)(4)	$1,472.4

SHAREHOLDERS' EQUITY:
GMI:
Preferred Stock	6.5			6.5							6.5
Common Stock	10.5	26.2	(1)	36.7							36.7
APIC	75.8	(26.2	)(1)	49.6					(49.6	)(5)	0.0
Retained Earnings (Accum. Deficit)	413.8			413.8					(413.8	)(5)	0.0
Neah: Preferred Stock -Series A					0.0	6.5	(3)	6.5	(6.5	)(5)	0.0
Common Stock					19,251.8	(19,225.6	)(2)	36.7	(36.7	)(5)	0.0
						10.5	(3)				0.0
APIC					3,124.3	19,225.6	(2)	22,839.4			22,839.4
						489.5	(3)				0.0
Retained Earnings (Accum. Deficit)					(23,159.2)			(23,159.2)			(23,159.2)
TOTAL SHAREHOLDERS' EQUITY:	506.5	0.0		506.5	(783.1)	506.5		(276.6)	(506.5)		(276.6)
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY:	$506.5	$0.0		$506.5	$1,189.4	$506.5		$1,695.9	($1,006.5)		$1,195.9

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

4. Eliminate intercompany advance.

5. Eliminate Neah Power - Washington's investment in Neah Power - Nevada.

Note 17. Subsequent Events

In January 2007 the Company filed a registration statement under the Securities Act of 1933 on Form SB-2 for the sale of $10 million in the Company's common stock.

PART III

Item 9: Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

Identification Of Directors And Executive Officers. Our current officers and directors are listed below. Each of our directors will serve for one year or until their respective successors are elected and qualified. Our officers serve at the pleasure of the board of directors.

Name	Age	Position
Paul Abramowitz	51	Vice Chairman, Chief Executive Officer and President
Dr. Daniel Rosen	55	Chairman of the Board of Directors
Dr. Arthur Homa	52	Vice President of Engineering
Leroy Ohlsen	32	Chief Technology Officer and Director
David M. Barnes	64	Chief Financial Officer
Dr. John Drewery	45	Executive Vice President of Engineering
Michael Solomon	54	Director
Dr. Buzz Aldrin	77	Director

Paul Abramowitz. A professional manager and entrepreneur, Mr. Abramowitz has experience covering a broad spectrum of industries. He became Vice Chairman, Chief Executive Officer and a director of our company in March 2006 following the merger with Neah Power Washington. For one year prior to his affiliation with our company, Mr. Abramowitz was CEO of the Experience Music Project, a charitable project located in Seattle, co-founded by investor and philanthropist Paul G. Allen of Microsoft and Vulcan Inc., dedicated to exploring creativity and innovation in American popular music. From 1986 to March 2006, Mr. Abramowitz acted as an independent “turnaround” consultant to distressed and bankrupt companies. Mr. Abramowitz holds a Masters in Business Administration from the University of Southern California and a Bachelors Degree in Business Administration at Ohio State University.

Daniel Rosen, PhD. Dr. Rosen has served as the chairman of the board of directors of Neah Power Washington since 2000. Dr. Rosen is CEO of Dan Rosen & Associates, a business he founded in 2006. For six years prior thereto, he was the founding general partner of Frazier Technology Ventures, a technology venture capital firm. Prior to 2000, Dr. Rosen served in several executive posts while at Microsoft, including General Manager of New Technology at Microsoft Research and General Manager, MSN Network. Earlier in his career, Mr. Rosen was the VP and general manager of AT&T’s first consumer Internet offering and AT&T’s first Managing Director for Northern & Eastern Europe. He holds a Ph.D. in biophysics from the University of California San Diego and a B.A. in biology from Brandeis University. Dr. Rosen serves as a member of our Audit and Compensation Committees.

Arthur Homa, PhD. Dr. Homa has been Vice President of Engineering for our company since July 2003. From 2001 to 2003, Dr. Homa worked as an independent consultant with respect to technology transfers. He has over 20 years of technical management experience in the electrochemical and battery industries. He has held senior posts at Bolder Technologies, an early-stage battery development company, as well as Rayovac Corporation and General Electric Company. He has extensive experience in managing research and development operations and in advancing technology from the laboratory stage to a high-volume, highly automated commercial production capability. Dr. Homa received his Ph.D. in Electrochemistry from Case Western Reserve University in 1981, and earned his B.A. in Chemistry from Franklin & Marshall College in Lancaster, PA in 1976.

Leroy Ohlsen. Mr. Ohlsen co-founded Neah Power Systems in 1999 to follow his passion for fuel cell technology developed during undergraduate studies. Mr. Ohlsen acted as the chief executive officer from 1999 until 2000 and was thereafter appointed chief technology officer and vice president of engineering; he relinquished the latter position in July 2003. Mr. Ohlsen remains our chief technology officer and has since our inception served on our board of directors. Previously, he worked as a Project Manager for MultiChem Analytical Services, an environmental testing laboratory. Mr. Ohlsen worked part-time throughout college at MDS Panlabs as part of the chemistry team. Leroy received a B.S. degree in Chemistry from the University of Washington in 1998.

David M. Barnes. Mr. Barnes has over 40 years of experience as a chief financial officer and senior executive for a number of publicly traded companies, and has coordinated audits and supervised the preparation and filing of public disclosure documents. Since August 2005, Mr. Barnes has served as Chief Financial Officer of Cyber Defense Systems, Inc. (CYDF) and from April 1996 through July 2006 he served as Chief Financial Officer of American United Global, Inc. (AUGB). He has also is an advisor, director and member of the audit committees of a number of other public companies, including MDWerks, Inc. (MDWK), Thinkpath Inc. (THPHF), and Searchhelp, Inc. (SHLP). From April 1983 until October 1988, Mr. Barnes served as Executive Vice President and Director of Lifetime Corporation, an American Stock Exchange listed home health care provider, and from April 1975 to May 1983 he was Executive Vice President and Chief Financial Officer of Beefsteak Charlie’s, Inc., an American Stock Exchange listed food service and entertainment company.

Mr. Barnes currently devotes approximately 45% of his professional time to the affairs of our company in his capacity as our chief financial officer and the remaining 55% is devoted to his other positions mentioned herein. We believe that this is an adequate amount of time to serve our current needs for our chief financial officer, as we have a part-time controller and other accounting staff and do not believe that we currently require a full-time chief financial officer. We do, however, anticipate that we will commence efforts to hire a full-time chief financial officer by the second quarter of fiscal year 2007.

John Drewery, PhD. Dr. Drewery is an employee of Novellus whose services are furnished to us in the capacity of an independent contractor under the terms of our collaboration agreement with Novellus. Dr. John Drewery works for us under the Collaboration Agreement with Novellus Systems Inc., a leading manufacturer of semiconductor capital equipment and an investor in our company. He is a director of technology at Novellus. Dr. Drewery specializes in leading rapid development of groundbreaking technologies and has 25 years of experience in the fields of solid-state physics, metals deposition technology, and semiconductor processing. Before joining our company, Dr. Drewery headed up advanced metals processing development at Novellus. Before joining Novellus, he invented and developed ground-breaking metal deposition technologies at Tokyo Electron, Ltd. and at Varian Associates. From 1989 to 1995, Dr. Drewery was a staff scientist at Lawrence Berkeley National Laboratory. Dr. Drewery received his Ph.D. in solid state physics from the University of Cambridge (Cavendish Physics Laboratory) in 1986.

Michael F. Solomon. Mr. Solomon has served on our board of directors since March 2006. Since August of 2003, he has been a partner in the law firm of Pillsbury Winthrop Shaw Pittman LLP specializing in tax and corporate transactions. From July, 2001 through August 2003, Mr. Solomon was a partner at PricewaterhouseCoopers, LLP. Mr. Solomon is also a long-time private investor in numerous businesses on whose boards he has served. His law practice has been heavily concentrated in the technology and research and development sectors, and he has been specifically involved in cases addressing fuel cell technology. He is an Adjunct Professor of Law at the Georgetown University Law Center and an honors graduate of both Yale University (1974) and Harvard Law School (1977). Mr. Solomon is a member of our Audit, Nominating and Compensation Committees.

Buzz Aldrin, PhD. Dr. Aldrin, a former U.S. astronaut best known for his moon walk during the Apollo XI mission in 1969, received his Doctorate in Astronautics from MIT. Since retiring from NASA, the Air Force, and his position as Commander of the Test Pilot School at Edwards Air Force Base, Dr. Aldrin has remained at the forefront of efforts to ensure a continued leading role for America in manned space exploration. In 1993 Dr. Aldrin received a U.S. patent for a permanent space station he designed. In 1996 he founded Starcraft Boosters, Inc., a rocket design company, and in 1998 he created the ShareSpace Foundation, a nonprofit devoted to opening the doors to space tourism for all people. Dr. Aldrin earned a Doctorate in Astronautics from the Massachusetts Institute of Technology in Manned Space Rendezvous. The techniques he devised were used on all NASA missions, including the first space docking with the Russian Cosmonauts. Dr. Aldrin has been presented the Presidential Medal of Freedom, the United States highest honor. Dr. Aldrin is a member of our Audit and Nominating Committees.

Directors are elected to serve for a term of one year or until their successors are duly elected and qualified. Directors are not compensated for serving as such, though they may receive options to purchase shares of our common stock and reimbursement for properly documented and authorized expenses. Officers serve at the discretion of the board of directors.

Audit Committee of the Board of Directors

We have an audit committee of the Board of Directors, consisting entirely of independent directors. The Audit Committee consists of: Daniel Rosen, Michael F. Solomon and Buzz Aldrin. The Audit Committee functions in part as an independent and objective party with oversight of the Company’s financial reporting process and internal controls. Mr. Solomon and Mr. Rosen are the financial experts on our audit committee.

Compensation Committee of the Board of Directors

We have a compensation committee of the Board of Directors. The Compensation Committee consists of: Michael F. Solomon and Buzz Aldrin. The functions of the Compensation Committee are to review and approve the goals of the Chief Executive Officer, to review and approve salaries, bonuses and other benefits payable to the Company’s executive officers and to administer the Company’s Long Term Incentive Compensation Plan.

Nominating Committee of the Board of Directors

We have a nominating committee of the Board of Directors. The Nominating Committee consists of: Daniel Rosen and Michael F. Solomon. The Nomination Committee is responsible for proposing a slate of directors for election by the stockholders at each annual stockholders meeting and for proposing candidates to fill any vacancies.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors and persons who beneficially own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Based solely upon our review of copies of such forms we have received, and other information available to us, to the best of our knowledge all required forms have been filed on a timely basis.

Code of Ethics

We have a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or others performing similar functions. Any person can receive a free copy of our Code of Ethics upon written request to the Company.

Item 10: Executive Compensation

The following table sets forth summary information concerning compensation paid by or accrued for services rendered to the Company in all capacities during the past three fiscal years to (i) the Company’s Chief Executive Officer and (ii) the two other most highly compensated executive officers who were serving as executive officers at December 31, 2006 and whose total annual salary and bonus exceeded $100,000 (the “Named Executive Officers”).

LONG TERM COMPENSATION

	ANNUAL COMPENSATION		AWARDS		PAYOUTS
Name and Principal Position	Year	Salary(1)	Other Bonus	Annual Compensation	Underlying Options	All Other Compensation
Paul Abramowitz	2006	$223,767			500,000
President & CEO	2005	$0
	2004	$0

David Dorheim	2006	$125,000			162,500
Former President and CEO	2005	$250,000
	2004	$315,000

Arthur Homa	2006	$187,137			450,000
Vice President of Engineering	2005	$187,249
	2004	$177,827

Leroy Ohlson	2006	$101,352			425,000
Chief Technology Officer	2005	$101,352
	2004	$96,014

On March 27, 2006, Mr. Dorheim resigned as President and COO of Neah Power Washington. As severance, Mr. Dorheim received options to purchase 162,500 shares of our common stock at $0.20 per share and six months salary payable monthly.

Employment Agreements

In April 2006, the board of directors approved an employment agreement for Paul Abramowitz to serve as President and Chief Executive officer of our company and our Neah Power Washington subsidiary on an “at will” basis. Mr. Abramowitz was awarded an annual salary of $275,000, but agreed to defer $112,500 of such amount until our company has received not less than $5,000,000 of financing from either the sale of securities, or in connection with a significant joint venture or strategic alliance. In lieu of payment of his deferred salary, Mr. Abramowitz was granted five year options to purchase 250,000 shares of our common stock at $0.85 per share (the fair market value of our shares at the time of grant); which options vest at the rate of 20,833 shares each month, commencing as of March 27, 2006.

In the event the options are exercised, we will pay the exercise price; Mr. Abramowitz, however, will remain responsible for the payment of taxes incurred in connection with the exercise. Even if vested, such options may not be exercised until Mr. Abramowitz shall become entitled to receive payment of his deferred salary. In the event Mr. Abramowitz becomes entitled to payment of such deferred salary and accepts such payment, all of the 250,000 stock options shall automatically terminate. Under the terms of his agreement, our company reserves the right to terminate Mr. Abramowitz’ employment agreement and any unvested options.

We do not have employment agreements with any of our other executive officers or key employees. However, we require each of our employees to execute confidentiality and non-disclosure agreements with respect to all technical aspects of our business, and to agree to assign to our company all inventions, research and technical data developed by them during the course of their employment.

Compensation Of Directors

Our directors are compensated with stock options from time to time under our Long Term Incentive Compensation Plan.

Stock Option Plan And Stock Options

The Long Term Incentive Compensation Plan (“LTICP”) was adopted by the Board of Directors on March 14, 2006, to be effective on March 14, 2006, and was approved by the stockholders on that same date. The LTICP is to continue for a term of ten years from the date of its adoption. The LTICP seeks to promote the long-term success of our company and our subsidiaries and to provide financial incentives to employees, members of the Board and advisors and consultants of our company and our subsidiaries to strive for long-term creation of stockholder value. The LTICP provides long-term incentives to employees, members of the Board and advisors and consultants of our company and our subsidiaries who are able to contribute towards the creation of or have created stockholder value by providing them stock options and other stock and cash incentives.

The Compensation Committee that is currently comprised of three members of our Board of Directors, Messrs. Rosen, Abramowitz and Solomon, administers the LTICP. The Compensation Committee has the authority to make awards, construe and interpret the LTICP and any awards granted thereunder, to establish and amend rules for LTICP administration, to change the terms and conditions of options and other awards at or after grant, and to make all other determinations which it deems necessary or advisable for the administration of the LTICP.

The maximum number of shares of our stock that may be issued under the LTICP for awards other than cash awards is 10,000,000 shares. To date, the Committee has awarded stock options for 6,325,500 shares to employees, members of the Board and advisors and consultants of our company and our subsidiaries, and none of these options has as of yet been exercised. If we change the number of issued shares of common stock by stock dividend, stock split, spin-off, split-off, spin-out, recapitalization, merger, consolidation, reorganization, combination, or exchange of shares, the total number of shares reserved for issuance under the LTICP, the maximum number of shares which may be made subject to an award or all awards in any calendar year, and the number of shares covered by each outstanding award and the price therefor, if any, may be equitably adjusted by the Committee, in its sole discretion.

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

On March 14, 2006, the board of directors and the compensation committee authorized the issuance of options to purchase an aggregate of 6,589,500 shares of our common stock at an exercise price of $0.20 per share, which was the fair market value of our common stock on such date (with the exception of the 250,000 options issued to Mr. Abramowitz which are exercisable at $0.22 per share, and the additional 250,000 options issued to Mr. Abramowitz which are exercisable at $0.85 per share). On March 29, 2006, the board of directors and compensation committee agreed that all of Mr. Dorheim’s 162,500 severance options at $0.20 per share would be immediately vested as of such date. Through December 31, 2006 employees that resigned and new employees hired resulted in a net decrease of 264,000 existing stock options for a total of 6,325,500 options outstanding at December 31, 2006 as follows:

BOARD OF DIRECTORS

Paul Abramowitz	500,000 options
Dr. Daniel Rosen	350,000 options
Michael Solomon	350,000 options
Roger Walton	250,000 options
Leroy Ohlsen	425,000 options

TECHNICAL ADVISORY BOARD

Dr. Wilbert van den Hoek	250,000 options
Dr. Daniel Rosen	250,000 options
Roger Walton	250,000 options

EMPLOYEES AND OTHERS

Dr. John Drewery*	1,000,000 options
Stephen Tallman	400,000 options
Dr. Arthur Homa	450,000 options
David Dorheim	162,500 options
other employees	1,688,000 options

*	Dr.Drewery received his options for services performed by him in accordance with our agreement with Novellus Systems.

AGGREGATED OPTION/SAR* EXERCISES IN LAST FISCAL YEAR
AND FY END OPTION/SAR VALUES

Name	Shares Acquired on Exercise	Value Realized	Number of Exercisable Securities Underlying Unexercised Options at FY-End	Value of Unexercised In-the-money Options At FY-End Exercisable

Paul Abramowitz	-0-	-0-	187,500	$174,438
Paul Abramowitz	-0-	-0-	187,500	56,250
Dan Rosen	-0-	-0-	450,000	427,500
Michael Solomon	-0-	-0-	262,500	249,375
Leroy Ohlsen	-0-	-0-	318,750	302,812
Art Homa	-0-	-0-	337,500	320,625

Item 11: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 14, 2007, the number of shares of Common Stock owned of record and beneficially by executive officers and directors, and persons who hold 5% or more of the outstanding our common stock. Also included are the shares held by all executive officers and directors as a group. As of March 14, 2007, there were 103,162,431 shares of our common stock outstanding.

NAME AND ADDRESS	NUMBER OF SHARES	PERCENT OF SHARES
Summit Trading Limited
Charlotte House, P.O. Box N-65, Charlotte
Street
Nassau, Bahamas (1)	23,929,515	23.2%
Paul Abramowitz (2)	19,413,948	18.7%
Castile Ventures II-A, L.P.
Castile Ventures II-B, L.P.
890 Winter Street, Suite 140
Waltham, MA 02451(3)	7,564,275	7.1%
Novellus Systems, Inc.
4000 North First Street
San Jose, California 95134 (4)	3,419,594	3.3%
Michael Solomon (5)	6,531,878	6.3%
Dr. Daniel Rosen (6)	668,321	*
Frazier Technology Ventures I, L.P.
Friends of Frazier Technology Ventures I, L.P.
Two Union Square, 601 Union Street, Suite 3200
Seattle, Washington 98101 (7)	7,491,025	7.2%
Alta California Partners III, L.P.
Alta Embarcadero Partners III, LLC
One Embarcadero Center, Suite 4050
San Francisco, California 94111 (8)	7,014,566	6.8%
Leroy Ohlsen (9)	1,467,465	1.4%
Buzz Aldrin (10)	125,000	*
Arthur Homa (11)	450,000	*
John Drewery (12)	0	—
David M. Barnes	0	—
All Directors and Officers as a Group (8
individuals)	28,656,612	27.7%

*  Less than one percent.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of our common stock beneficially owned by them. A person is deemed to be the beneficial owner of securities which may be acquired by such person within 60 days from the date on which beneficial ownership is to be determined, upon the exercise of options, warrants or convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not those held by any other person) and which are exercisable, convertible or exchangeable within such 60 day period, have been so exercised, converted or exchanged.

Unless otherwise indicated, the address of all of the above named persons is c/o Neah Power Systems, Inc., 22122 20th Avenue S.E., Suite 161, Bothell, Washington 98201.

(1) Summit Trading Limited (“Summit”) is a Bahamian holding company and is owned by the Weast Family Trust. The Weast Family Trust is a private trust established for the benefit of C.S. Arnold, Daisy Rodriguez, Stephanie Kaye and Tracia Fields. C.S. Arnold is the settlor of the Weast Family Trust. Summit beneficially owned 3,250,000 shares of our Series A preferred stock that automatically converted into an aggregate of 29,437,515 shares of our common stock upon completion of our April 2006 private placement. Summit transferred an aggregate of 4,508,000 shares of such common stock to certain third parties not affiliated with it or our company, other than Daisy Rodriguez (a beneficiary of the Weast Family Trust), who received 1,000,000 shares of common stock. The natural person exercising voting control of the shares of common stock held by Summit is Richard Fixaris.

(2) These shares consist of 18,820,010 shares previously held by SIAA, of which Paul Abramowitz is the manager and a principal member. The figure also includes (i) 250,000 shares underlying directors’ options that Mr. Abramowitz received for serving on our board of directors,(ii) 250,000 shares of common stock underlying an option which he may elect to exercise, provided certain financing terms are met (in lieu of receipt of a presently unpaid portion of his salary) as compensation for his services as our president and chief executive officer and (iii) 93,938 shares representing Mr. Abramowitz's 33.0% ownership of Fairway Ventures which holds 313,000 shares.

(3) Consists of (i) 2,359,276 shares of common stock received by Castile Ventures II-A LP (“CVIIA”) and Castile Ventures II-B LP (“CVIIB”) in connection with the merger and (ii) 1,882,000 shares of common stock issued upon automatic conversion of our notes held by CVIIA and CVIIB. The figure also includes 3,323,000 shares issuable upon exercise of warrants held by CVIIA and CVIIB, 500,000 of which are shares owned by Summit.

Castile Partners II LLC (“CPII”) is the general partner of CVIIA and CVIIB. Nina Saberi, Marcia Hooper, Roger Walton and David Duval are the members of CPII and exercise shared voting and dispositive power with respect to the shares held by CVIIA and CVIIB. Each of Nina Saberi, Marcia Hooper, Roger Walton and David Duval disclaims beneficial ownership of the shares held by CVIIA and CVIIB except to the extent of his or her respective proportionate pecuniary interest in such shares. No limited partners of CVIIA or CVIIB can be said to control either CVIIA or CVIIB by virtue of their limited partnership interest therein.

(4) Includes 2,949,094 common shares owned directly and 470,500 shares of the 4,705,000 shares of our common stock underlying a warrant issued to Novellus in connection with our entry into the amended technology collaboration agreement therewith. The warrant vests in four parts upon completion of certain milestones. We anticipate that the first milestone will be met in the quarter ending March 31, 2007. Please see “Strategic Goals and Relationships.”

(5) Includes 883,125 shares owned directly by Mr. Solomon, 350,000 shares of our common stock underlying options issued as director’s compensation exercisable at $0.20 per share and 5,298,753 shares held as trustee with voting power over the Paul Abramowitz Irrevocable Trust # I for Children. Mr. Solomon disclaims beneficial ownership of these shares.

(6) Includes 600,000 shares of our common stock underlying stock options. Excludes any portion of the 7,491,025 shares of our common stock beneficially owned by Frazier Technology Ventures I, L.P. and Friends of Frazier Technology Ventures I, L.P., of each of which Mr. Rosen beneficially owns approximately 2.5% but with which he is not otherwise affiliated.

(7) Consists of (i) 6,658,525 shares of common stock received by Frazier Technology Ventures I, L.P. (“FTV I”) and Friends of Frazier Technology Ventures I, L.P. (“FFTV I”) in connection with the merger and (ii) 333,000 shares of common stock issued upon automatic conversion of our notes held by FTV I and FFTV I. The figure also includes 499,500 shares issuable upon exercise of warrants held by FTV I and FFTV I.

FTV I and FFTV I are both limited partnerships formed to make investments in early stage technology companies. The general partner of each of FTV I and FFTV I is Frazier Technology Ventures Management I, LP, whose general partner is Frazier Technology Management, LLC (“FTM”). All decisions related to the acquisition, disposition or voting of securities held by FTV I and FFTV I, including our shares of common stock, are made by majority vote of the managers of FTM. The managers of FTM are Leonard Jordan, Gary Gigot, Paul Bialek and Frazier Management, LLC, none of whom beneficially owns more than 5% of the equity of FTV I or FFTV I.

(8) Consists of (i) 6,297,066 shares of common stock received by Alta California Partners III, L.P. (“ACPIII”) and Alta Embarcadero Partners III, LLC (“AEIII”) in connection with the merger and (ii) 287,000 shares of common stock issued upon automatic conversion of our notes held by ACPIII and AEIII. The figure also includes 430,500 shares issuable upon exercise of warrants held by ACPIII and AEIII.

Alta Partners II, Inc. (“APII”) provides investment advisory services to several venture capital funds including ACPIII and AEIII. Its principals are Garrett Gruener, Guy Nohra and Daniel Janney (the “Principals”). The general partner of ACPIII is Alta California Management Partners II, LLC (the “GP”). The managing directors of the GP, who exercise sole voting and investment power with respect to the shares owned by ACPIII, are the Principals. The Principals are also the managers of AEIII, in which capacity they exercise sole voting and investment power with respect to the shares owned by AEIII. The Principals disclaim beneficial ownership of all such shares held by ACPIII and AEIII, except to the extent of their proportionate pecuniary interests therein. No equity owners of ACPIII or AEPIII can be said to control either ACPIII or AEPIII by virtue of their ownership interest therein.

(9) Consists of 1,042,465 shares of common stock received in connection with our acquisition of Neah Power Washington, and includes 425,000 shares of common stock underlying options.

(10) Consists of the 125,000 shares of common stock underlying options.

(11) Consists of 450,000 shares of our common stock underlying options.

(12) Excludes 1,000,000 shares of our common stock underlying an option issued to Dr. Drewery in connection with our entry into the amended technology collaboration agreement with Novellus. The warrant will vest upon completion of certain milestones, none of which will occur within sixty (60) days hereof; please see “Strategic Goals and Relationships.”

Item 12: Certain Relationships and Related Transactions

Effective March 9, 2006, Growth Mergers, Inc. entered into an Agreement and Plan of Merger, as amended on April 10, 2006. Pursuant to such merger agreement, Growth Acquisitions, Inc., a Washington corporation, a wholly-owned subsidiary of Growth Mergers, Inc., merged with and into Neah Power Washington. Following the merger, Growth Mergers, Inc. changed its corporate name from Growth Mergers, Inc. to Neah Power Systems, Inc. By virtue of this merger, Growth Mergers, Inc. (as Neah Power Systems, Inc.) became the parent corporation of Neah Power Washington.

Prior to its acquisition of Neah Power Washington, Growth Mergers, Inc. effected a 1:100 reverse split of its 24,077,150 then outstanding shares of common stock, and entities controlled by David Moore, Peter Cangany, John Otto and David Otto, the holders of approximately $49,000 of Growth Mergers, Inc.’s then outstanding debt, converted such debt into 5,000,000 shares of common stock. Growth Mergers, Inc. then effected a 2:1 forward stock split, as a result of which an aggregate of 10,481,543 shares of Growth Mergers, Inc. common stock was issued and outstanding immediately prior to the acquisition of Neah Power Washington. The stock splits were effected for the purpose of arriving at a specified capital structure for Growth Mergers, Inc. which was the result of negotiations among the above-referenced principal stockholders of Growth Mergers, Inc. and affiliates of Special Investments Acquisitions Associates, LLC and Summit Trading Ltd. Such stock splits were consummated to effect such desired capital structure of Growth Mergers, Inc. immediately prior to its acquisition of Neah Power Washington and were instrumental in inducing the Growth Mergers, Inc. principal stockholders to contribute $500,000 to the capital of our company as working capital for Neah Power Washington. Such $500,000 capital contribution was a condition to consummation of our acquisition of Neah Power Washington and was used to fund short-term expenses of Neah Power Washington.

Each of the 7,990,457 shares of common stock of Neah Power Washington outstanding was converted into the right to receive 3.2793941 shares of common stock of Growth Mergers, Inc. Pursuant to the merger agreement, Growth Mergers, Inc. issued 26,203,858 shares of its common stock to the former shareholders of Neah Power Washington. In addition, Growth Mergers, Inc. provided for $500,000 of working capital for Neah Power Washington. The merger agreement provides for the membership of our board of directors, permitting Special Investments Acquisitions Associates, LLC and Summit Trading Ltd., two of our significant stockholders, to appoint two directors as of the effective time of the merger and further requiring the addition of two independent directors, both of whom are acceptable to these two stockholders, on or prior to the date our common stock first trades on the OTC Bulletin Board. In addition, the agreement subjects these shareholder as well as the holders of a majority of shares issued to former Neah Power Washington stockholders to a lock-up of their shares for up to 12 months from the effective time of the merger.

Immediately prior to the merger, Growth Mergers, Inc. sold for nominal consideration ($6,500 or $0.001 per share) to two of our significant stockholders, Special Investments Acquisitions Associates, LLC (of which Paul Abramowitz, our President and Chief Executive Officer is a principal) and Summit Trading Ltd., a total of 6,500,000 shares of our Series A Preferred Stock that were convertible into a maximum of 68,130,030 shares of our common stock, less the sum of (a) 6,255,000 shares of our common stock that were or are issuable to other former Neah Power Washington security holders upon conversion of our 8% notes or exercise of certain warrants, and (b) all shares issued in connection with any one or more offerings of equity or equity type securities providing us with aggregate initial gross proceeds of $1,500,000. The 6,255,000 shares consisted of 2,502,000 shares that were issuable on conversion of stockholder loans (at a conversion price of $0.20 per share) and 3,753,000 shares underlying certain warrants issued to former Neah Power Washington security holders. These 3,753,000 shares were returned to us effective as of April 27, 2006 and are held as treasury shares for issuance upon exercise of warrants issued to the former holders of our 8% notes. If the warrants are not exercised, these treasury shares will be retained by the Company for general corporate purposes, at which time the Company will determine their contributed value. Consequently, the status of these shares is that they are issued but no longer outstanding. The remaining 58,875,030 shares originally issued to SIAA and Summit are not affected thereby and remain issued and outstanding.

As indicated above, the holders of our Series A Preferred Stock were instrumental in negotiating and arranging for the merger transaction with Neah Power Washington. Paul Abramowitz, our Vice Chairman, Chief Executive Officer and President, is the principal owner of Special Investments Acquisition LLC, and also beneficially owned, through Fairway Venture Capital Group III, approximately 0.4% of the capital stock of Neah Power Washington prior to the merger. On an as-converted basis, the purchasers of the Series A Preferred Stock paid nominal consideration of approximately $.001 per share of underlying common stock. This nominal purchase price and the number of shares issued were based upon negotiations between the management and significant shareholders of Neah Power Washington, on one hand, and the Series A Preferred Stock purchasers, on the other, as consideration for the Series A Preferred Stock purchasers’ role in identifying, negotiating and facilitating the merger and for securing short-term funding for Neah Power Washington to cover its working capital needs at the time of the merger. This consideration consisted of a controlling interest in Growth Mergers, Inc. following the merger. At the time of such negotiations, Neah Power Washington urgently needed this short-term funding as its existing investors had certain contractual impediments to investing additional funds, and its management strongly believed that it needed to complete the merger in order to provide the required liquidity to attract new investors.

As described elsewhere in this annual statement, in April 2006, we sold an aggregate of 4,600,000 shares of our common stock at $0.50 per share to nine investors in a private placement. As a result, all $500,400 of our 8% notes were converted into 2,502,000 shares of our common stock. In addition, all 6,500,000 shares of Series A Preferred Stock issued in March 2006 to Special Investments Acquisitions Associates, LLC (“SIAA”) and Summit Trading Ltd. (“Summit”) were, by their stated terms, converted into an aggregate of 62,628,030 shares of our common stock, of which 3,753,000 shares were returned to us effective as of April 27, 2006 and are held as treasury shares for issuance upon exercise of warrants issued to the former holders of our 8% notes. Consequently, the status of these shares is that they are issued but no longer outstanding. The remaining 58,875,030 shares originally issued to SIAA and Summit are not affected thereby and remain issued and outstanding. SIAA and Summit are both significant stockholders of our company, and Paul Abramowitz, our President and Chief Executive Officer, is a principal of SIAA. Certain members of Mr. Abramowitz’ family are also members of SIAA.

While all of the outstanding warrants to purchase common stock of Neah Power Washington were cancelled in the Neah Power Washington merger, the holders of our Series A preferred stock agreed to set aside up to 225,000 shares of their shares of common stock in order to satisfy possible claims made by certain Neah Power Washington creditors and other third parties.

Between February 2006 and March 2006, Castile Ventures II-A LP and Castile Ventures II-B LP lent to Neah Power Washington an aggregate of $376,400. In connection with the merger transaction consummated on March 9, 2006 (discussed above), all such loans were exchanged for our 8% convertible notes due June 30, 2007. The holders of the notes were entitled to convert them into shares of our common stock at $0.20 per share at any time. In addition, upon consummation of any equity or equity type financing by our company of $1,500,000 or more, the notes were automatically converted into shares of our common stock at $0.20 per share. In addition, Castile Ventures II-A LP and Castile Ventures II-B LP received warrants to purchase an aggregate of 2,823,000 shares of our common stock at an exercise price of $0.20 per share. Upon completion of our private placement of 4,600,000 shares of common stock at $0.50 per share in April 2006, all of the 8% convertible notes were converted into 2,502,000 shares of our common stock. The four partners of Castile Partners II LLC, the general partner of Castile Ventures II-A LP and Castile Ventures II-B LP, exercise equal shared voting and dispositive power with respect to the shares held by CVIIA and CVIIB irrespective of their individual equity interest.

Between February 2006 and March 2006, Frazier Technology Ventures I, L.P. and Friends of Frazier Technology Ventures I, L.P. (“Frazier”) lent to Neah Power Washington an aggregate of $66,600. In connection with the merger transaction consummated on March 9, 2006 (discussed above), all such loans were exchanged for our 8% convertible notes due June 30, 2007. The holders of the notes were entitled to convert them into shares of our common stock at $0.20 per share at any time. In addition, upon consummation of any equity or equity type financing by our company of $1,500,000 or more, the notes were automatically converted into shares of our common stock at $0.20 per share. In addition, Frazier received warrants to purchase an aggregate of 499,500 shares of our common stock at an exercise price of $0.20 per share. Upon completion of our private placement of 4,600,000 shares of common stock at $0.50 per share in April 2006, all of the 8% convertible notes were converted into 2,502,000 shares of our common stock. Dr. Daniel Rosen, the chairman of our board of directors, holds a beneficial interest in approximately 2.5% of Frazier but is not otherwise affiliated with it.

To the extent that any of our outstanding warrants to purchase 3,753,000 shares of common stock are exercised (which include the warrants to purchase an aggregate of 499,500 shares of our common stock issued to Frazier and described above), the proceeds of such exercise shall be remitted directly to us. However, to the extent that a warrant holder elects a “cashless” exercise of his or its warrants, a lesser number of shares will be delivered to the warrant holder. In a cashless exercise, the warrant holder receives, for no cash payment, a number of exercised shares (at the current market price) based on the difference between the dollar value of such shares at our current market price at the time of exercise and the dollar value of such shares at the $0.20 exercise price. In such event, our company will not receive any proceeds from the exercise of the warrants; however, we would issue fewer shares than 3,753,000.

Paul Abramowitz, our Chief Executive Officer, President and a Director of our company owns approximately one third of the equity of Fairway Venture Capital Group III, a company that owned approximately 1.2% of the capital stock of Neah Power Washington and which received a total of 313,092 shares of our common stock in connection with the merger. Mr. Abramowitz exercises no control over Fairway Venture Capital Group III.

Summit Trading Ltd. is a significant stockholder of our company. Prior to the merger, neither Summit Trading Limited nor any of its affiliates or associates had any involvement or relationship with our Company or Neah Power Washington.

In connection with our April 2006 private placement of 4,600,000 shares at $0.50 per share, an entity controlled by Michael Solomon, one of our directors, that was formed for the benefit of his parents, purchased 70,000 of these shares.

In May 2004, Novellus Systems, Inc. invested $2.5 million in Neah Power Washington and signed a technology collaboration agreement. Effective May 24, 2006, this agreement was renewed and extended to March 9, 2008 and we were added as a party. Under the terms of the renewal agreement, Novellus continues to provide us with key engineering and technical expertise in connection with the development of our products, including the use of porous silicon in our fuel cells. Subject to Novellus’ continued assistance under the collaboration agreement and the technology being jointly developed with Novellus achieving the milestones set forth below, we expect to acquire all significant rights to the technology developed jointly by Novellus and us and to obtain the right to call on Novellus for reasonable technical assistance for a period of seven years. As part of the contract renewal, we have issued to Novellus a warrant to purchase 4,705,000 shares of our common stock at an exercise price of $.001 per share, for an aggregate purchase price assuming total exercise of $4,705, which will expire on April 1, 2011. The milestones have been established and are set forth below, as well as their expected dates of completion. Pursuant to the terms of the extension, all previously outstanding warrants and options to purchase common stock of Neah were cancelled and the $150,000 debt of our subsidiary Neah Power Washington was reaffirmed to be paid on November 30, 2006 with the understanding that we would guarantee such payment.

The milestones to which we have agreed with Novellus under a letter agreement relating to the technology collaboration agreement, as well as their expected dates of completion and the related vesting schedule of the warrant, are as follows:

1. The warrant will vest as to ten percent (10%) of the shares of our common stock when Novellus and we complete a fully self contained prototype fuel cell capable of producing 10 Watts of power continuously for 5 hours using one detachable cartridge. The prototype will be approximately 40% larger than the intended size of our initial military product. We expect this milestone to be completed by the first half of 2007.

2. The warrant will vest as to fifteen percent (15%) of the shares of our common when Novellus and we complete a fully self-contained fuel cell capable of producing 45 Watts of peak power and 300 WH capability at 20 Watts average operating power. This prototype will be the same size as our initial military product, i.e. about 0.9 liter, which is the same size as a standard disposable battery widely used in the military. We expect this milestone to be completed by September 30, 2007.

3. The warrant will vest as to fifty percent (50%) of the shares of our common stock when Novellus and we complete all of the following tasks:
•	Establish a pilot production line to assemble completed fuel cells.

•
Finalize a manufacturing process for silicon electrodes based on the most common silicon wafer format, based on commercially available equipment, and identification of a manufacturing partner that is capable and willing to run the process.

•	Reduce the cost of processing porous silicon electrodes to $30 or less per silicon wafer. One silicon wafer is expected to yield 12 electrodes.

We expect this milestone to be completed by December 31, 2007.

4. The warrant will vest as to twenty-five percent (25%) of the shares of our common stock when Novellus and we complete all of the following tasks:

•
Reduce the electrode catalyst loading to 25-30% of its value as of May 2005. Catalyst materials form a large part of the production cost of any methanol fuel cell; reaching this target would allow us to meet our cost of goods targets in the future.

•	Develop a plan to scale our fuel cell production process to commercial volumes, and to adapt it to commercially available equipment.

We expect this milestone to be completed by March 31, 2008.

These four (4) milestones set forth above are each targeted to be completed on or before the date specified in the specified milestone (“Target Date”); however,

•	If the milestone is completed on or before 120 days following the Target Date, there will be no penalty and 100% of the Warrants scheduled to vest under the milestone will vest in Novellus;

•
If the milestone is completed after 120 days following the Target Date but on or before 210 days following the Target Date, there will be a one-third penalty and only 66.67% of the Warrants scheduled to vest under the milestone will vest in Novellus;

•
If the milestone is completed after 210 days following the Target Date but on or before 300 days following the Target Date, there will be a two-third penalty and only 33.33% of the Warrants scheduled to vest under the milestone will vest in Novellus;

•	If the milestone is completed after 300 days following the Target Date, there will be a 100% penalty and 0% of the Warrants scheduled to vest under the Milestone will vest in Novellus.

The value of the warrant has been calculated using the Black Scholes method pursuant to FASB Statement of Financial Accounting Standards No. 123(R) at approximately $16,000,000 and will be accounted for ratably as each specific milestone is achieved. Because no milestones have yet been reached, no expense has been recorded for the warrant through December 31, 2006.

Under certain circumstances, the Company can exercise a repurchase right to acquire warrant stock acquired by Novellus prior to achieving any specific milestone. Under such circumstances, Novellus could only recover the exercise price it had paid for the repurchased stock.

In connection with our entry into the amended technology collaboration agreement with Novellus, we issued an option to purchase 1,000,000 shares of our common stock to Dr. Drewery in connection. The option will vest upon completion of the milestones applicable to the warrant issued to Novellus.

Item 13: Exhibits

No.	Description
3.1	Articles of Incorporation, as amended (1)

3.2	Amended and Restated By-laws (1)

3.3	Certificate of Designation of Series A Preferred Stock (1)

3.4	Certificate of Merger (1)

4.1	Form of Stock Certificate for Common Stock (1)

4.2	Form of Stock Certificate for Preferred Stock (1)

10.1	Engagement Letter, dated as of March 20, 2006 by and between Neah and BMA Securities, Inc. (2)

10.2.1	Agreement and Plan of Merger among Neah Power Systems, Inc., Growth Mergers, Inc. and Growth Acquisitions Inc. (2)

10.2.2	Amendment to Agreement and Plan of Merger among Neah Power Systems, Inc., Growth Mergers, Inc. and Growth Acquisitions Inc. (2)

10.3	Form of Subscription Agreement (1)

10.4	Form of 8% $500,400 Convertible Notes due June 30, 2007 (1)

10.5	Form of warrant to purchase 3,753,000 shares of common stock (1)

10.6	Collaboration Agreement effective April 1, 2004 between Novellus Systems, Inc. and Neah Power Washington. (5)

10.7	Letter Agreement extending the Collaboration Agreement, dated May 24, 2006 by and among Novellus Systems, Inc. , Neah Power Washington and Neah Power Systems, Inc. (2)

10.7.A	Amendment to Letter Agreement extending the Collaboration Agreement, dated August 22, 2006 by and among Novellus Systems, Inc., Neah Power Washington and Neah Power Systems, Inc. (3)

10.7.B	Amendment to Letter Agreement extending the Collaboration Agreement, dated August 22, 2006 by and among Novellus Systems, Inc., Neah Power Washington and Neah Power Systems, Inc. (6)

10.8	Warrant issued to Novellus Systems, Inc. (2)

10.9	Option Agreement issued to Dr. John Drewery (2)

10.10	Stock Option Plan (2)

10.11	Form of Stock Option Agreement (2)

10.12	Development Agreement by and between Neah Power Washington and Thales Communications, Inc. dated December 19, 2003 (3)

10.13	Amendment No. 1 to Development Agreement by and between Neah Power Washington and Thales Communications, Inc. dated July 28, 2004 (2)

10.14	Employment Agreement of Paul Abramowitz dated April 17, 2006 (2)

10.15.1	Lease Agreement, dated as of March 5, 2001, by and between Teachers Insurance and Annuity Association of America and Neah Power Washington (3)

10.15.2	First Amendment to Lease Agreement, dated as of June 6, 2003, by and between Teachers Insurance and Annuity Association of America and Neah Power Washington (3)

10.15.3	Second Amendment to Lease Agreement, dated as of July 7, 2006, by and between Teachers Insurance and Annuity Association of America and Neah Power Washington (3)

10.16.1	Independent Contractor Services Agreement, by and between Neah Power Systems, Inc. and McBee Strategic Consulting, LLC, dated February 15, 2005 (3)

10.16.2	First Amendment to Independent Contractor Services Agreement, by and between Neah Power Systems, Inc. and McBee Strategic Consulting, LLC, dated as of February 15, 2006 (3)

10.17	Consulting Agreement by and between Neah Power Systems, Inc. and APEX Strategies, Inc., dated as of April 25, 2006 (3)

10.18	Letter of Agreement between Crystal Research Associates, LLC and Neah Power Systems, Inc., dated as of April 7, 2006 (3)

10.19	Consultancy Agreement by and between Danfoss A/S and Neah Power Systems, Inc., dated as of June 14, 2006 (3)

10.20	Loan and Security Agreement by and between Silicon Valley Bank and Neah Power Systems, Inc., dated as of May 24, 2005 (3)

10.21	Amendment to Letter Agreement extending the Collaboration Agreement, dated August 22, 2006 by and among Novellus Systems, Inc., Neah Power Washington and Neah Power Systems, Inc. (4)

10.22	Amended and Restated Note issued to the Registrant by Kevin Luetje and the related Pledge Agreement, each dated as of October 23, 2006. (6)

21	Subsidiaries of the Registrant (2)

23.1	Consent of Peterson Sullivan PLLC (7)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer (7)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer (7)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (7)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (7)

(1) Filed as an Exhibit to the Registrant’s Registration Statement on Form 10-SB, filed on May 1, 2006 and incorporated herein by reference thereto.

(2) Filed as an Exhibit to the Registrant’s Registration Statement on Form 10-SB, filed on July 27, 2006 and incorporated herein by reference thereto.

(3) Filed as an Exhibit to the Registrant’s Registration Statement on Form 10-SB, filed on September 12, 2006 and incorporated herein by reference thereto.

(4) Filed as an Exhibit to the Registrant’s Current Report on Form 8-K, filed on September 28, 2006 and incorporated herein by reference thereto.

(5) Filed as an Exhibit to the Registrant’s Registration Statement on Form 10-SB, filed on October 11, 2006 and incorporated herein by reference thereto.

(6) Filed as an Exhibit to the Registrant’s Registration Statement on Form 10-SB 12G/A, filed on October 27, 2006 and incorporated herein by reference thereto.

(7) Filed herewith.

Item 14: Principal Accountant Fees and Services

The following table represents the aggregate fees billed for professional audit services rendered to us by Peterson Sullivan PLLC for the audit of our annual financial statements during the 2 years ended December 31, 2006 and 2005, and all fees billed for other services by Peterson Sullivan PLLC during those periods:

Year Ended December 31,	2006	2005
Audit Fees (1)	$42,446	$32,767
Audit Related Fees (1)	$18,014	None
Tax Fees (2)	$1,200	$2,587
All other Fees (3)	$68,676	None
Total Accounting Fees and Services	$130,336	$35,354

(1)  Audit Fees. These are fees for professional services for the audit of our annual financial statements, and for the review of the financial statements included in our filings on Form 10QSB and for services that are normally provided in connection with statutory and regulatory filings or engagements, including late filings for previous years.

(2)  Tax Fees. These are fees for professional services with respect to tax compliance, tax advice, and tax planning.

(3)  All Other Fees. These are fees for permissible work that does not fall within any of the other fee categories, i.e., Audit Fees or Tax Fees.

PRE-APPROVAL POLICY FOR AUDIT SERVICES

Our Audit Committee has responsibility for the approval of all audit and non-audit services before we engage an accountant. All of the services rendered to us by Peterson Sullivan PLLC for the fiscal years ended December 31, 2006 and 2005 were pre-approved by the Audit Committee before the engagement of the auditors for such services. Our pre-approval policy will expressly provide for the annual pre-approval of all audits, audit-related and all non-audit services proposed to be rendered by the independent auditor for the fiscal year, as specifically described in the auditor's engagement letter, such annual pre-approval to be performed by the Audit Committee.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Form 10-KSB to be signed on its behalf by its duly authorized representatives.

Dated: March 19, 2007	NEAH POWER SYSTEMS, INC.

	By:	/s/ PAUL ABRAMOWITZ
Paul Abramowitz President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title(s)	Date

/s/ PAUL ABRAMOWITZ	President and Chief Executive Officer	March 19, 2007
Paul Abramowitz	(Principal Executive Officer)

/s/ DAVID M. BARNES	Chief Financial Officer (Principal Financial	March 19, 2007
David M. Barnes	and Accounting Officer)

/s/ DANIEL ROSEN	Chairman of the Board of Directors	March 19, 2007
Daniel Rosen

/s/ LEROY OHLSEN	Chief Technology Officer and Director	March 19, 2007
Leroy Ohlsen

/s/ MICHAEL SOLOMON	Director	March 19, 2007
Michael Solomon

/s/ BUZZ ALDRIN	Director	March 19, 2007
Buzz Aldrin