Form 10QSB
period 2007-03-31
NEAH POWER SYSTEMS, INC.
filed 2007-05-21
CIK 1162816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

Commission file number 000-49962
_______________________

NEAH POWER SYSTEMS, INC.
(Exact name of small business issuer as specified in its charter)
_______________________

Nevada	88-0418806
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding as of May 2, 2007

Common Stock, $0.001 par value	103,474,931 shares

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

NEAH POWER SYSTEMS, INC.

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

NEAH POWER SYSTEMS, INC.
Condensed Consolidated Balance Sheet
March 31, 2007
(Unaudited)

March 31, 2007
ASSETS
Current Assets
Cash and cash equivalents	$198,725
Prepaid expense	41,074
Total current assets	239,799
Property and equipment, net	338,265
Total Assets	$578,064
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$1,735,192
Accrued expenses	264,237
Equipment loan payable, current portion	12,046
Notes payable	2,305,000
Deferred revenue	189,500
Total current liabilities	4,505,975

Total liabilities	4,505,975
Commitments and Contingencies

Stockholders' Deficit
Common Stock,
$0.001 par value, 500,000,000 shares authorized,
107,059,662 shares issued and 103,306,662 outstanding	107,060
Additional paid-in capital	27,986,638
Treasury shares, 3,753,000, at no cost
Accumulated deficit	(32,021,609)
Total stockholders' deficit	(3,927,911)
Total Liabilities and Stockholders' Deficit	$578,064

See accompanying notes to the condensed consolidated financial statements.

NEAH POWER SYSTEMS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Revenues
Grant revenue	$--	$--
Operating Expenses
Research and development expense	1,104,342	942,762
General and administrative expense	939,448	618,281
Total operating expenses	2,043,790	1,561,043
Loss from operations	(2,043,790)	(1,561,043)
Interest income (expense), net	(349,872)	(3,318)
Net Loss	$(2,393,662)	$(1,564,361)
Basic and diluted net loss per common share	$(0.02)	$(0.05)
Weighted average basic and diluted shares outstanding	103,168,410	28,882,474

See accompanying notes to the condensed consolidated financial statements.

NEAH POWER SYSTEMS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Cash Flows From Operating Activities
Net loss	$(2,393,662)	$(1,564,361)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	95,794	101,148
Share-based payments included in expenses	594,862	224,595
Changes in operating assets and liabilities
Prepaid expenses	(19,670)	(6,983)
Accounts payable	401,243	(277,567)
Accrued expenses	56,046	57,081

Net cash used in operating activities	(1,265,387)	(910,953)
Cash Flows From Investing Activities
Sales of short-term investments		103,200
Cash received from GMI in acquisition		506,500
Net cash provided by investing activities	0	609,700
Cash Flows From Financing Activities
Proceeds from Bridge Financing	350,000	500,400
Payments on Bridge Financing	(10,000)
Payments on equipment loans	(17,793)	(48,177)
Other	0	(13,493)
Net cash provided by financing activities	322,207	438,730
Net increase (decrease) in cash and cash equivalents	(943,180)	137,477
Cash and cash equivalents, beginning of period	1,141,905	311,815
Cash and cash equivalents, end of period	$198,725	$449,292
Supplemental disclosure of cash flow information
Cash paid for interest	$331	$3,627
Cash paid for income taxes	$-	$-

NEAH POWER SYSTEMS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited) (Continued)

	Three Months Ended March 31,
	2007	2006
Non Cash Investing and Financing Activities Acquisition of NPWSA
Convert NPWSA Series A and Series B preferred stock to common Stock		$(18,952,869)
NPSWA common stock issued to converting preferred shareholders		18,952,869
Adjust Common Stock to reflect $0.001 par value		(19,225,636)
Recent additional paid-in capital from adjustment of common stock to $0.001par value		19,225,636
Record NPSNV Series A preferred stock		6,500
Record par value of NPSNV common stock		10,481
Record additional paid-in capital of NPSNV preferred and common stock		489,519
Cash Received from GMI acquisition		(506,500)
Net Cash effect of NPWSA acquisition		$0
Other non-cash activities
Convert NPSNV Series A preferred stock		$(6,500)
NPSNV common stock issued to converting preferred shareholders		62,628
Reduce NPSNV paid -n capital upon conversion of Series A preferred stock to Common stock		(56,128)
Bridge loans converted to common stock		(500,400)
Common Stock issued for convertible bridge loans		500,400
Net cash effect of non-cash activities		$0

See accompanying notes to the condensed consolidated financial statements.

Note 1 — The Company

Neah Power Systems, Inc. (“NPSNV”) was incorporated in Nevada on February1, 2001, under the name Growth Mergers, Inc. (“GMI”). In March 2006 GMI, at the time a public shell company, acquired all of the outstanding capital stock of an operating Washington corporation, Neah Power Systems, Inc. (“NPSWA”). Upon completion of the acquisition, GMI changed its name to be the same as its new wholly-owned subsidiary. The acquisition was accounted for as a reverse merger, which the Securities and Exchange Commission (“SEC”) considers to be equivalent to a recapitalization. NPSNV is the legal parent of NPSWA but these financial statements, other than capital stock accounts, are those of NPSWA. In these financial statements, the “Company” refers to NPSNV and its wholly-owned consolidated subsidiary, NPSWA.

The Company has developed, and is planning to bring to market, a direct methanol micro fuel cell that may serve as a replacement for batteries in a variety of mobile electronic products.

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its majority-owned subsidiaries. All material intercompany balances and transactions have been eliminated. The interim financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the results of the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year. The Condensed Consolidated Balance Sheets as of March 31, 2007 has been derived from the audited financial statements at that date. However, it does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying financial statements should be read in conjunction with the audited Consolidated Financial Statements for the fiscal year ended December 31, 2006, included in our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March19, 2007.

Note 2 — Going Concern

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

To meet its cash needs, in fiscal 2007, the Company raised $350,000 in short-term financing on March 27, 2007 and on May 11, 2007 closed on gross proceeds of approximately $6,800,000, from a secondary offering of its securities. Management believes that these proceeds and expected grant revenue from the Department of Defense of the United States (“DoD”) and the Office of Naval Research (“ONR”) of the Department of the Navy of the United States and expected payments from a strategic partner will be sufficient for the Company to continue in operation. However, if the grant funds or payments from our strategic partner are not received on a timely basis, the failure to obtain alternative financing and the necessary working capital would have a material adverse effect on the development program and business prospects and, depending upon the shortfall, the Company may have to curtail its operations.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company have to curtail operations or be unable to continue in existence.

Note 3 — Summary of Significant Accounting Policies

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

Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts payable, accrued expenses, and equipment loan payable, and note payable. The fair value of all financial instruments approximates the recorded value based on the short-term nature and market interest rates of these financial instruments.

Depreciation and Amortization

Depreciation and amortization are calculated on a straight-line basis over the estimated useful lives of the related assets, ranging from three to five years for property and equipment. Leasehold improvements are amortized over the shorter of their useful lives or term of the lease.

Impairment of Long-Lived Assets

The Company’s long-lived assets, including property and equipment, are reviewed for carrying value impairment at least annually or more frequently when events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company does not believe that any of its long-lived assets were impaired at March 31, 2007.

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

Unearned revenues, recorded as deferred revenue in the balance sheet, were $189,500 as of March 31, 2007.

Research and Development Expense

Research and development costs are expensed as incurred.

Income Taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and on the expected future tax benefits to be derived from net operating loss carryforwards measured using current tax rates. A valuation allowance is established if it is more likely than not that some portion or all of the deferred tax assets will not be realized. Due to the nature of the acquisition described in Note13 and the resulting greater than 50% change in control, the ability of the Company to utilize NOL carryforwards from NPSWA will be limited.

Share-Based Payments

Effective January 1, 2006, the Company adopted FASB Statement No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)") , and related Securities and Exchange Commission rules included in Staff Accounting Bulletin No. 107, on a modified prospective basis. Under this method, compensation cost recognized beginning January 1, 2006 will include costs related to 1) all share-based payments (stock options and restricted stock awards) granted prior to but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of FAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and 2) all share-based payments granted subsequent to December 31, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Compensation cost for stock options is generally recognized ratably over the vesting period.

On March 14, 2006, the Company issued options to purchase an aggregate of 6,589,000shares of its common stock to employees, officers and directors of the Company. Such options are exercisable at $0.20 (the market price of the Company’s common stock on the grant date), vest 25% quarterly and expire after 10 years. The Company accounted for those options issued to employees, officers and directors in accordance with SFAS 123(R). In accordance with SFAS 123(R), compensation costs are based on the grant-date fair value estimate and are recognized over the vesting term of such options, net of an estimated forfeiture rate. The Company estimated the fair value of those options, as well as 500,000 options granted during the three months ended March 31, 2007,using the Black-Scholes option pricing model, to be approximately $485,908,.

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

Basic weighted average common shares outstanding, and the potentially dilutive securities excluded from loss per share computations because they are antidilutive, are as follows for the quarters ended March 31:

	2007	2006
Basic and diluted weighted average common stock shares outstanding	103,168,419	28,882,474
Potentially dilutive securities excluded from loss per share computations:
Common stock options	6,325,500	6,589,000
Common stock purchase warrants	9,184,000	4,705,000

Recent Accounting Pronouncements

In accordance with Release No. 8760 of the Securities Act of 1933, commencing with the Company’s fiscal year ending December 31, 2007, the Company will become subject to the requirement to include in its annual report management’s assessment of internal controls over financial reporting. This assessment will require the Company to document and test its internal control procedures in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. The Company’s independent registered public accountants will be required to attest to the Company’s assessment of internal controls for its fiscal year ending December 31, 2008.

In February 2006, the Financial Standard Accounting Board (“FASB”) issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS 155”). SFAS 155 is effective for all financial statements issued for fiscal years beginning on or after September15, 2006, with earlier adoption permitted. The Company believes this statement will have no effect on its financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes —  An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 is effective for fiscal years beginning after December15, 2006. The Company believes that this interpretation will have no material effect on its financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not yet determined the effect of applying SFAS 157.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, (“SFAS 158”). Portions of SFAS 158 are effective for financial statements as of December 31, 2006. The Company believes this statement will have no effect on its financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin 108 (“SAB 108”) which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for the first interim period following the first fiscal year ending after November15, 2006. The Company believes this bulletin will have no effect on its financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (“SFAS 159”). SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not believe that SFAS 159 will have any material effect on its financial statements.

Note 4 — Property and Equipment

March 31, 2007
Laboratory equipment	$1,317,165
Leasehold improvements	579,641
Computer equipment and software	134,721
Office furniture and equipment	56,000
Subtotal	2,087,527
Accumulated depreciation and amortization	(1,749,262)
Property and equipment, net	$338,265

Note 5 — Accrued Expenses

March 31, 2007
Vacation pay	$48,995
Accrued interest	49,754
Payroll and payroll taxes	165,488
Total	$264,237

Note 6 — Equipment Loan Payable

An equipment loan secured by laboratory and testing equipment is payable $6,042 per month, including interest at 6%. The balance due of $12,046 at March 31, 2007, is payable within one year.

Note 7 — Notes Payable

In November 2006, the Company borrowed $415,000 from existing shareholders. The notes bear interest at 10% and are due May 26, 2007. The Company’s largest shareholder granted one-year warrants to on of the lenders as additional consideration. These warrants, to purchase 500,000 shares of the Company’s common stock owned by the shareholder at $0.55 per share, are valued at $357,000, and are recorded as additional interest expense and a contribution of capital to the Company in the year ended December 31, 2006.

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

Note 8 — Conversions of Debt and Preferred Stock to Common Stock and Return of Treasury Shares

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

At the same time as the conversion described above, stockholders owning the Company’s 6,500,000 shares of its Series A Convertible Preferred Stock converted such shares into 62,628,030 shares of common stock. The shares of common stock returned to the Company as treasury shares came from these converting shareholders.

Note 9 — Sale of Common Shares in Private Placement

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

Note 10 — Common Stock Purchase Warrants

Novellus

As described in Note 13, the Company has in place a collaboration agreement dated May 24, 2006, with Novellus Systems Inc., (“Novellus”), a current stockholder of the Company and a former stockholder of NPSWA. On May 26, 2006, pursuant to an extension of the collaboration agreement, the Company issued a warrant to Novellus to acquire up to 4,705,000 shares of Company common stock at an exercise price of $0.001 per share. Vesting of the warrant shares will occur upon certain milestones being achieved by Novellus and the Company and each milestone has a specific number of warrant shares assigned thereto. The milestones are as follows and the warrant is exercisable in whole or in part through April 30, 2011.

1. Ten (10) percent of the Warrants granted to Novellus will vest when Novellus and the Company complete a fully self-contained prototype fuel cell capable of producing 10 Watts of power continuously for five hours using one detachable cartridge. The prototype will be approximately 40% larger than the intended size of our initial military product. This milestone is targeted for the nine months ending September 30, 2007.

2. Fifteen (15) percent of the Warrants will vest when Novellus and the Company complete a fully self-contained fuel cell capable of producing 45 Watts of peak power and 300WH capability at 20 Watts average operating power. This prototype will be the same size as the Company’s initial military product, i.e. about 0.9 liter, which is the same size as a standard disposable battery widely used in the military. This milestone is targeted for the nine months ending September 30, 2007.

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

•	Develop a plan to scale the Company’s fuel cell production process to commercial volumes, and to adapt it to commercially available equipment.
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

Crystal Research Associates

As described in Note 13, in April 2006, the Company granted four-year warrants to Crystal Research Associates (“CRA”) to purchase 200,000 common shares at $0.85 per share. These warrants were valued at $222,000 and were recorded as research and development expense.

Palladium Capital Advisors, LLC

As described in Note 7, in December 2006, Palladium Capital Advisors, LLC, received a five-year warrant to purchase 81,579 common shares at $1.33 per share. This warrant is valued at $101,467 and is recorded as additional interest expense in the year ended December 31, 2006.

Camofi Master LDC

As described in Note 15, in March 2007, Camofi Master LDC, received a five-year warrant to purchase 125,000 common shares at $0.55per share. This warrant is valued at $35,000 and is recorded as additional interest expense in the three months ended March 31, 2007.

Note 11 — Significant Agreements

National Institute of Standards and Technology

For the year ended December 31, 2005, the Company received fees of $780,000 from the National Institute of Standards and Technology (“NIST”) under a research grant that ended that year.

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

Employment Contract with President and CEO

In March 2006, the Company entered into an employment contract with its President and CEO, Paul Abramowitz. The contract calls for an annual salary of $270,000 plus customary executive benefits. Mr. Abramowitz has agreed to defer $112,500 of the annual salary until the Company raises a minimum of $5,000,000. As disclosed in Note 15 received Mr. Abramowitz received his deferred salary in May 2007.

Novellus

In connection with the acquisition of NPSWA by the Company, Novellus, a current stockholder of the Company and a former stockholder of NPSWA, agreed to cancel warrants of NPSWA it held and the Company agreed to pay by November 30, 2006, approximately $150,000 owed to Novellus for services. In addition, on May 24, 2006, the Company and Novellus negotiated the final terms of a new collaboration agreement and on May 26, 2006, the Company issued 4,705,000 new warrants to Novellus, which are described in detail in Note 10. The Company made the $150,000 payment to Novellus upon completion of the stock offering described in Note15.

Crystal Research Associates

On April 7, 2006, the Company signed a contract with CRA for market research. The cost of the research program was $35,000 plus out-of-pocket expenses and 200,000 warrants, which are described in detail in Note 10.

Apex Strategies, Inc.

In April 2006, the Company signed a marketing consulting agreement with Apex Strategies, Inc. for public sector opportunities such as State, municipal and local governments at a fee of $5,000 monthly for one year with automatic renewal if not previously terminated.

McBee Strategic Consulting

In August 2006, the Company signed a one-year extension, retroactive to February 15, 2006, and ending August 14, 2007, to a marketing consulting agreement with McBee Strategic Consulting at a fee of $15,000 monthly through August 15, 2006. The fee was, with the Company’s consent, to increase to $18,000 monthly through February 14, 2007, but at the present time, the Company has not agreed to the increase.

Danfoss A/S

In June 2006, the Company entered into a research agreement with a Danish company, DanfossA/S, (“Danfoss”). The costs of Danfoss’ services are estimated to be $280,000, of which approximately $98,000 was incurred in the year ended December 31, 2006, Danfoss also agreed to grant a license to the Company so that any specific Danfoss technology or software can be used by the Company and the technology that is developed jointly will be owned by the Company. The Company will pay a royalty of 3% of the sales value of certain products and technology that arise from this agreement.

The Company leases its corporate headquarters and laboratory facilities under a non-cancelable operating lease which expires in August 2007 and also leases laboratory facilities on a month-to-month basis. As of March 31, 2007, future minimum rental and related payments required under operating leases are approximately $48,000. Rental expense was approximately $36,000 and $36,000 for the quarters ended March 31, 2007 and 2006, respectively.

The Company’s former securities counsel claims it is owed $200,000 for legal fees. The Company believes that there is an agreement in place to cap these fees at $60,000. No formal legal action has been taken in this matter.

In December 2006, the Company’s former placement agent filed an action against the Company and its president and CEO for breach of contract, misrepresentation and related claims arising from an engagement letter in which the Company agreed to pay a commission up to $160,000 plus warrants in connection with a private placement. The agent seeks general damages up to $2 million. The Company believes that the agent failed to perform under the agreement and that the case is substantially without merit and the Company intends to vigorously defend the action.

Note 12 — Related Party Transactions

See Note 7 regarding certain stockholders loaning the Company money and the contributions of warrants to purchase Company common stock owned by a stockholder to the lending stockholders.

See Notes 8 and 10 regarding the transfer of treasury shares to the Company by certain former preferred stockholders.

See Note 3regarding the Plan Committee receiving stock options under the Plan.

See Notes 10 and 11 regarding an agreement with Novellus, a former stockholder of NPSWA.

See Note 11 regarding the employment contract with the Company’s president and CEO.

Note 13 — Acquisition of NPSWA

On March 9, 2006, NPSWA entered into an Agreement and Plan of Merger (“the Merger Agreement”) with GMI, a Nevada public shell corporation, Growth Acquisition Corp. (“GAC”), a Washington corporation, Summit Trading Limited (“STL”), a British Virgin Islands corporation, and Special Investments Acquisition Associates LLC (“SIAA”), a Delaware limited liability company. The Merger Agreement was further amended on April 12, 2006. By virtue of this merger, GMI became the parent corporation of NPSWA and owns 100% of its capital stock. Following the merger, GMI changed its corporate name to Neah Power Systems, Inc. (“NPSNV”). The acquisition was recorded as a reverse merger for accounting purposes, which the SEC considers to be equivalent to a recapitalization. NPSNV is the legal parent of NPSWA but these financial statements, other than capital stock accounts, are those of NPSWA.

 Note 14 — March 2007 Bridge Note

On March 27, 2007, Camofi Master LDC (“Camofi”) loaned the Company $350,000 pursuant to the terms of a convertible promissory note (the “Camofi Note”) bearing interest at 12% per annum and with a maturity date of the earlier to occur of (1) September 23, 2007 or (2) the date on which the Company consummates an equity financing or funding transaction in excess of $2,000,000. The Camofi Note was initially convertible into common shares of the Company at $0.954 per share and under certain circumstances such price would be subject to downward adjustment. As additional consideration, the Company issued to Camofi (i) 96,154 common shares, which shares are required to be registered within 90 days of the transaction, (ii) 48,077 restricted common shares, and (iii) a five (5) year warrant to acquire up to 125,000 common shares at $0.55 per share.

As a result of the closing of the stock offering referred to in Note 15, the Camofi Note was repaid in full with accrued interest on May 14, 2007. None of the Camofi Note was converted to common stock.

The proceeds of the Camofi Note were allocated as follows: $63,000 to the common shares; $31,000 to the restricted common shares; and $35,000 to the warrants. In addition, the conversion price of the Camofi Note resulted in a beneficial conversion feature of $130,000. All of these amounts were reflected as non-cash interest expense and, because the Camofi Note was paid off far in advance of its maturity date, the Company elected to reflect all interest expense associated with it, including the non-cash interest expense, in the three months ended March 31, 2007

Note 15 — Subsequent Events

On May 11, 2007, the Company closed an offering of common stock and warrants through Empire Financial Group, Inc. with total gross proceeds raised of approximately $6,800,000.

The Company sold approximately 12,637,000 shares of common stock at a price of $0.55 per share, and included warrants to purchase up to 75% of the number of shares purchased, at exercise prices of $1.10, $1.60 and $2.00, respectively, for each 25%, expiring on the fifth anniversary of the offering. The underwriter’s sales commission was 9.6% of the total amount of proceeds raised, plus $55,000 in underwriter’s expenses and legal fees.

The Company used the proceeds of the offering to pay $1,550,000 for the December 2006 bridge loans, $415,000 for the October 2006 affiliate loans, $350,000 for the March 2007 bridge loans, $162,307 in deferred salary to our President & CEO, and $515,000 for accounts payable and accrued expensesIn the same offering the company registered an additional 7,684,579 of shares for the benefit of existing shareholders.

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

Users are also more dependent on these mobile devices and using them longer without access to A/C power, compounding the “power gap.” Sales of notebook PCs continue to grow faster than those of the overall PC market, and now represent more than half of all PCs sold. Moreover, with the growth and widespread availability of high-speed wireless connections (Wi-Fi) in corporate offices and public locations, “persistent” computing  — constant connectivity to the Internet, email and corporate files — is becoming commonplace, creating additional demands for longer-lasting power.

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

(1)
Complete a fully self contained prototype fuel cell capable of producing 10 Watts of power continuously for 5 hours using one detachable cartridge. The prototype will be approximately 40% larger than the intended size of our initial military product.

We expect this milestone to be completed by September 30, 2007

(2)
Complete a fully self-contained fuel cell capable of producing 45 Watts of peak power and 300 WH capability at 20 Watts average operating power. This prototype will be the same size as our initial military product, i.e. about 0.9 liter, which is the same size as a standard disposable battery widely used in the military.

We expect this milestone to be completed by September 30, 2007.

(3)	Complete the following tasks:

•	Establish a pilot production line to assemble completed fuel cells.

•
Finalize a manufacturing process for silicon electrodes based on the most common silicon wafer format, based on commercially available equipment, and identification of a manufacturing partner that is capable and willing to run the process.

•	Reduce the cost of processing porous silicon electrodes to $30 or less per silicon wafer. One silicon wafer is expected to yield 12 electrodes.

We expect this milestone to be completed by December 31, 2007.

(4)	Complete the following tasks:

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

To achieve these milestones and to develop a marketing program for both the military and commercial markets as well as OEM’s, we will have to raise additional funds of approximately $10 million over the next twelve months.

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

OFFERING

On May 11, 2007, we closed an offering of common stock and warrants through Empire Financial Group, Inc. with total gross proceeds raised of approximately $6,800,000.

The company sold approximately 12,637,000 shares of common stock at a price of $0.55 per share, and included warrants to purchase up to 75% of the number of shares purchased, at exercise prices of $1.10, $1.60 and $2.00, respectively, for each 25%, expiring on the fifth anniversary of the offering. The underwriter’s sales commission was 9.6% of the total amount of proceeds raised, plus $55,000 in underwriter’s expenses and legal fees.

We used the proceeds of the offering to pay $1,550,000 for the December 2006 bridge loans, $415,000 for the October 2006 affiliate loans, $350,000 for the March 2007 bridge loans, $162,307 in deferred salary to our President & CEO, and $515,000 for accounts payable and accrued expenses.

RESULTS OF OPERATIONS

 Three Months Ended March 31, 2007 As Compared To Three Months Ended March 31, 2006

 We had no revenues in the quarters ended March 31, 2007 and 2006. However, we are in the process of finalizing negotiations with the Department of Defense (“DoD”) and the Office of Naval Research (“ONR”) for a grant of up to $1.75 million, primarily for expense reimbursement, over approximately a twelve month time frame for a project that would start in the second half of 2007 subject to execution of an agreed contract.

Research and development expenses for the three months ended March 31, 2007 increased by $161,580 or approximately 17.1%, to $1,104,342 from the $942,762 recorded in the comparable period last year. The increase was primarily due to an increase in project expenses related to electrode characterization.

General and Administrative expenses for the quarter ended March 31, 2007 were $939,448, an increase of $321,167 or approximately 51.9% from the $618,281 incurred in the comparable 2006 period. This increase was primarily due to an increase of approximately $147,500 in legal, accounting and other professional fees and $77,000 of marketing costs. There were financing costs of approximately $77,000 related to the March 2007 bridge notes, for which there were no comparable expenses in the prior year. These increases were somewhat offset somewhat by a decrease in administrative salaries.

Liquidity and Capital Resources

As of March 31, 2007, we had cash of $198,725. On May 11, 2007, we closed an offering with total gross proceeds raised of approximately $6,800,000. As of May 17, 2007, we had cash of $2,797,400.

Our current operating expenses, net of non-cash charges, are approximately $500,000 per month. Our cash on hand may not be sufficient to support the current level of operations for the next 12 months and it may be necessary to obtain additional financing within that time. However, we cannot be certain that any of such financing will be timely obtained on acceptable terms. If we are unable to obtain, on a timely basis, the additional financing required to meet our cash needs, we may have to reduce or curtail operations which would materially and adversely affect our development efforts.

We are also in the process of finalizing negotiations with the DoD and the ONR for a research and development contract pursuant to a Congressional Appropriation of up to $1.75 million, primarily for expense reimbursement, over approximately a twelve month time frame that would start in the second half of 2007 subject to execution of an agreed contract. An additional Congressional Appropriation of up to $1.35 million was approved in 2006 and contract negotiations will begin shortly to finalize the related contract.

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

Share-Based Payments

Effective January 1, 2006, the Company adopted SFAS No. 123R “Share-Based Payment”. This statement is a revision of SFAS Statement No. 123, and supersedes APB Opinion No. 25, and its related implementation guidance. SFAS 123R addresses all forms of share based payment (“SBP”) awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards will result in a charge to operations that will be measured at fair value on the awards grant date, based on the estimated number of awards expected to vest over the service period. Compensation cost for awards that vest will not be reversed if the awards expire without being exercised. We estimate the fair value of each stock option grant by using the Black-Scholes option pricing model.

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

In June, 2006 the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”. This Interpretation clarifies, among other things the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition and is effective for fiscal years beginning after December 15, 2006. Earlier application is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period the Interpretation is adopted. Management believes this Statement will have no impact on our financial statements once adopted.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (“SFAS 159”). SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not believe that SFAS 159 will have any material effect on its financial statements.

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

As of March 31, 2007, an evaluation was performed under the supervision and with the participation of our management, including our chief executive and financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our chief executive and financial officer concluded that our disclosure controls and procedures are effective to ensure that required material information is included in this report. There has been no change in our internal control over financial reporting during the current quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 27, 2007, we entered into a Purchase Agreement and issued a 12% Secured Promissory Note due September 27, 2007 to an accredited institutional investor in exchange for gross proceeds of $350,000. The Note is secured by a Stock Interest and Pledge Agreement whereby our largest stockholder, Summit Trading Ltd., pledged an aggregate of 1,750,000 shares of our common stock to secure the debt. As consideration for the financing, we issued the buyer an aggregate of up to 312,500 shares of our common stock. We also issued five-year warrants to purchase up to 125,000 additional shares of our common stock at the price we sell our common stock in a subsequent equity financing. The buyer was granted customary piggyback registration rights.

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

NEAH POWER SYSTEMS, INC.

Date: May 21, 2007	By:	/s/ PAUL ABRAMOWITZ
Paul Abramowitz
President and Chief Executive Officer