Form 10QSB
period 2007-06-30
NEAH POWER SYSTEMS, INC.
filed 2007-08-20
CIK 1162816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding as of July 31, 2007

Common Stock, $0.001 par value	116,151,700 shares

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

NEAH POWER SYSTEMS, INC.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION	PAGE

Item 1. Financial Statements

Condensed Consolidated Balance Sheet - June 30, 2007	3

Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2007 and 2006	4

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2007 and 2006	5-6

Notes to Condensed Consolidated Financial Statements	7-11

Item 2. Management’s Discussion and Analysis or Plan of Operation	12-15

Item 3. Controls and Procedures	16

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 5. Other Information	17

Item 6. Exhibits	18

Signatures	19

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

NEAH POWER SYSTEMS, INC.
Condensed Consolidated Balance Sheet
June 30, 2007
(Unaudited)

June 30, 2007
ASSETS
Current Assets
Cash and cash equivalents	$1,915,277
Prepaid expenses	77,880
Total current assets	1,993,157
Property and equipment, net	284,959
Total Assets	$2,278,116
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$1,006,132
Accrued expenses	108,699
Deferred revenue	189,500
Total current liabilities	1,304,331

Total liabilities	1,304,331
Commitments and Contingencies

Stockholders' Equity
Common Stock,
$0.001 par value, 500,000,000 shares authorized,
119,904,700 shares issued and 116,151,700 shares outstanding	119,905
Additional paid-in capital	34,737,623
Treasury shares, 3,753,000, at no cost	-
Accumulated deficit	(33,883,743)
Total stockholders' equity	973,785
Total Liabilities and Stockholders' Equity	$2,278,116

See accompanying notes to the condensed consolidated financial statements.

NEAH POWER SYSTEMS, INC.
Condensed Consolidated Statements of Operations
The Three and Six months ended June 30,
(Unaudited)

	Three Months		Six Months
	2007	2006	2007	2006
Revenues	$--	$--	$--	$--
Operating Expenses
Research and development expense	1,181,133	1,230,484	2,285,475	2,091,768
General and administrative expense	669,743	572,718	1,609,191	1,272,477
Total operating expenses	1,850,876	1,803,202	3,894,666	3,364,245
Loss from operations	(1,850,876)	(1,803,202)	(3,894,666)	(3,364,245)
Interest expense	(11,258)	(2,877)	(361,130)	(6,195)
Net Loss	$(1,862,134)	$(1,806,079)	$(4,255,796)	$(3,370,440)
Basic and diluted net loss per common share	$(0.02)	$(0.02)	$(0.04)	$(0.06)
Weighted average basic and diluted shares outstanding	114,258,529	79,461,718	110,610,451	54,253,908

See accompanying notes to the condensed consolidated financial statements.

NEAH POWER SYSTEMS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash Flows From Operating Activities
Net loss	$(4,255,796)	$(3,370,440)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	188,340	201,994

Share-based payments included in expenses	697,837	476,575
Changes in operating assets and liabilities	307,357

Interest paid with common shares
Prepaid expenses	(56,476)	(17,481)
Accounts payable	(327,817)	493,073
Accrued expenses	(99,491)	36,187
Net cash used in operating activities	(3,546,046)	(2,180,092)

Cash Flows From Investing Activities
Sales of short-term investments		103,200
Cash received from GMI in acquisition		506,500
Purchase of property and equipment	(39,240)	(2,990)
Net cash provided by investing activity	(39,240)	606,710
Cash Flows From Financing Activities
Cash proceeds from sale of securities in Private Placement		800,000
Collection of note receivable from sale of securities		420,000
Proceeds from Bridge Financing	350,000	500,400
Net proceeds from public offering	6,353,498
Payments on Bridge Financing	(2,315,000)	--
Payments on equipment loans	(29,840)	(97,221)
Other	--	(13,143)
Net cash provided by financing activities	4,358,658	1,610,036
Net increase in cash and cash equivalents	773,372	36,654
Cash and cash equivalents, beginning of period	1,141,905	311,815
Cash and cash equivalents, end of period	$1,915,277	$348,469
Supplemental disclosure of cash flow information
Cash paid for interest	$60,254	$6,195
Cash paid for income taxes	$--	$--

NEAH POWER SYSTEMS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited) (Continued)

	Six Months Ended June 30,
	2007	2006
Non-Cash Investing and Financing Activities
Note receivable from sale of securities in Private Placement		$1,500,000
Commission payable on Private Placement		160,000
Value of warrants to be issued as additional compensation		159,000

See accompanying notes to the condensed consolidated financial statements.

Note 1 — The Company

Neah Power Systems, Inc. (“NPSNV”) was incorporated in Nevada on February 1, 2001, under the name Growth Mergers, Inc. (“GMI”). In March 2006 GMI, at the time a public shell company acquired all of the outstanding capital stock of an operating Washington corporation, Neah Power Systems, Inc. (“NPSWA”). Upon completion of the acquisition, GMI changed its name to be the same as its new wholly-owned subsidiary. The acquisition was accounted for as a reverse merger, which the Securities and Exchange Commission (“SEC”) considers to be equivalent to a recapitalization. NPSNV is the legal parent of NPSWA but these financial statements, other than capital stock accounts, are those of NPSWA. In these financial statements, the “Company” refers to NPSNV and its wholly-owned consolidated subsidiary, NPSWA.

The Company has developed, and is planning to bring to both the commercial and military markets, a direct methanol micro fuel cell that may serve as a replacement for batteries in a variety of mobile electronic products.

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

To meet its cash needs, in fiscal 2007, the Company raised $350,000 in short-term financing on March 27, 2007 and on May 11, 2007 closed on gross proceeds of $7,064,771, from a secondary offering of its securities. Management believes that these proceeds and expected grant revenue from the Department of Defense of the United States (“DoD”) and the Office of Naval Research (“ONR”) of the Department of the Navy of the United States and expected payments from a strategic partner will be sufficient for the Company to continue in operation. The Company has finalized negotiations with the DoD and the ONR for a 12 month contract of $1.377 million which commenced in July 2007. However, if the grant and award funds or payments from our strategic partner are not received on a timely basis, the failure to obtain alternative financing and the necessary working capital would have a material adverse effect on the development program and business prospects and, depending upon the shortfall, the Company may have to curtail its operations.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company have to curtail operations or be unable to continue in existence.

Note 3 - Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its majority-owned subsidiaries. All material intercompany balances and transactions have been eliminated. The interim financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year. The Condensed Consolidated Balance Sheet as of June 30, 2007 has been derived from the unaudited financial statements at that date. However, it does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying financial statements should be read in conjunction with the audited Consolidated Financial Statements for the fiscal year ended December 31, 2006, included in our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 19, 2007.

In March 2006, the Company completed its acquisition of NPSWA and its results of operations and cash flows are included in the Company's Condensed Consolidated Statements of Operations and Cash Flows from this date.

Note 4 — Summary of Significant Accounting Policies

The significant accounting policies used in the preparation of our audited Consolidated Financial Statements are disclosed in our Annual Report on Form 10-KSB for the year ended December 31, 2006, as filed with the Securities and Exchange Commission on March 19, 2007. Updated disclosures regarding such policies are set forth below.

Research and Development Expense

Research and development costs are expensed as incurred.

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

On March 14, 2006, the Company issued options to purchase an aggregate of 6,589,000 shares of its common stock to employees, officers and directors of the Company. Such options are exercisable at $0.20 (the market price of the Company’s common stock on the grant date), vest 25% quarterly and expire after 10 years. The Company accounted for those options issued to employees, officers and directors in accordance with SFAS 123(R). In accordance with SFAS 123(R), compensation costs are based on the grant-date fair value estimate and are recognized over the vesting term of such options, net of an estimated forfeiture rate. At December 31, 2006, there were 6,325,000 options outstanding (the “2006 Options”).

In May, 2007, stock options to acquire 171,000 shares at $0.45 per share, the fair market value on such date, were granted to 4 directors. In addition, stock options to acquire 45,000 shares were granted to Mr. Abramowitz, the Company’s CEO, at $0.50 per share, 110% of the fair market value on such date. These options to acquire 216,000 shares were valued at $ 95,392 and are being amortized over their vesting period of 1/3 upon grant, 1/3 on July 1, 2007 and 1/3 on October 1, 2007. Additionally, in May 2007, the Company granted options to employees to purchase 346,850 shares at $0.51 per share vesting 1/4 upon grant and 1/4 on each anniversary of grant for the following three years and valued at $153,021. In April 2007, the Company hired ROI, a public relations firm, pursuant to an understanding that they would receive 37,500 options per month exercisable at $1.20 per share subject to termination at any time. The Company terminated ROI in late June 2007 and they received a total of 112,500 options valued at $105,280 which was expensed during the 3 months ended June 30, 2007. As a result of these grants, the 500,000 options granted in the three months ended March 31, 2007 and the 2006 options there are options outstanding at June 30, 2007 to acquire 7,500,350 shares of Company common stock.

The fair value for options granted during the six months ended June 30, 2007 was estimated using the Black-Scholes option valuation model with the following weighted average assumptions:

Expected life in years	10.0
Volatility	149.2%
Interest rate	4.7%
Estimated Yield rate	0.0%

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

Basic weighted average common shares outstanding, and the potentially dilutive securities excluded from loss per share computations because they are antidilutive, are as follows for the three and six months ended June 30, 2007 and 2006.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Basic and diluted weighted average common stock shares outstanding	114,258,259	79,461,718	110,610,451	54,253,908
Potentially dilutive securities excluded from loss per share computations:
Common stock options	7,500,350	6,589,000	7,500,350	6,589,000
Common stock purchase warrants	18,818,000	8,818,000	18,818,000	8,818,000

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

In June 2007, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities, (“EITF 07-3”) which is effective for fiscal years beginning after December 15, 2007. EITF 07-3 requires that nonrefundable advance payments for future research and development activities be deferred and capitalized. Such amounts will be recognized as an expense as the goods are delivered or the related services are performed. The Company does not expect the adoption of EITF 07-3 to have a material impact on the financial results of the Company.

Note 5 — Property and Equipment

June 30, 2007
Laboratory equipment	$1,317,165
Leasehold improvements	579,641
Computer equipment and software	134,721
Office furniture and equipment	56,000
Subtotal	2,087,527
Accumulated depreciation and amortization	(1,802,568)
Property and equipment, net	$284,959

Note 6 — Equipment Loan Payable

An equipment loan secured by laboratory and testing equipment that was payable $6,042 per month, including interest at 6% with a balance due of $12,046 at March 31, 2007, was paid in full in June 2007.

Note 7 — Notes Payable

In November 2006, the Company borrowed $415,000 from existing shareholders. The notes carried interest at 10% per annum and were due May 26, 2007. The Company’s largest shareholder granted one-year warrants to one of the lenders as additional consideration. These warrants, to purchase 500,000 shares of the Company’s common stock owned by the shareholder at $0.55 per share, were valued at $357,000, and were recorded as additional interest expense and a contribution of capital to the Company in the year ended December 31, 2006.

In December 2006, the Company borrowed $1,550,000 from six accredited institutional investors. The loan was collateralized by all assets of the company, carried interest at 6% per annum, and was payable upon the earlier of the Company receiving new financing of more than $2,000,000 or May 7, 2007. The investors also received 500,000 shares of common stock, valued at $665,000, which was recorded as additional interest expense in the year ended December 31, 2006. In addition, Palladium Capital Advisors, LLC, the distributor, received a five-year warrant to purchase 81,579 common shares at $1.33 per share. This warrant was valued at $101,467 and was recorded as additional interest expense in the year ended December 31, 2006.

All of the above Notes Payable were paid in full with accrued interest in May 2007 upon the closing of the public offering.

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

Note 9 — Common Stock Purchase Warrants

Novellus

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

1.
Ten (10) percent of the Warrants granted to Novellus will vest when Novellus and the Company complete a fully self-contained prototype fuel cell capable of producing 10 Watts of power continuously for five hours using one detachable cartridge. The prototype will be approximately 40% larger than the intended size of our initial military product. This milestone is targeted for the three months ending September 30, 2007.

2. Fifteen (15) percent of the Warrants will vest when Novellus and the Company complete a fully self-contained fuel cell capable of producing 45 Watts of peak power and 300WH capability at 20 Watts average operating power. This prototype will be the same size as the Company’s initial military product, i.e. about 0.9 liter, which is the same size as a standard disposable battery widely used in the military. This milestone is targeted for the three months ending December 31, 2007.

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

This milestone is targeted for the three months ending December 31, 2007.

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

The warrant has been valued at approximately $16,000,000 and will be accounted for ratably as each specific milestone is achieved. Because no milestones were reached prior to or during the period ended June 30, 2007, there has not been any expense recorded through that date.

Under certain circumstances, the Company can exercise a repurchase right to acquire warrant stock acquired by Novellus prior to achieving any specific milestone. Under such circumstances, Novellus could only recover the exercise price it had paid for the repurchased stock.

Camofi Master LDC

As described in Note 12, in March 2007, Camofi Master LDC, received a five-year warrant to purchase 125,000 common shares at $0.55 per share as additional consideration for the loan of $350,000. The loan was paid in full from proceeds of the public offering in May 2007 and the warrant was valued at $35,000 which was recorded as additional interest expense in the three months ended March 31, 2007.

Public Offering Warrants

As described in Note 13, the offering of common shares that was consummated on May 11, 2007 included warrants to acquire a total of 9,633,779 shares of common stock. One third of the warrants are exercisable for five years at $1.10, $1.60 and $2.00 respectively. Such warrants are generally exercisable only by the original purchaser.

 Note 10 — Significant Agreements

Development Agreement with a Customer

The Company was party to a development agreement with a customer to develop proof-of-concept fuel cell power source prototypes (Phase I) and, if successful and elected by the customer, the development of fuel cell power sources (Phase II). The Company received $344,000 for certain services in Phase I and recognized $154,500 for the completion of the initial Phase I requirement in 2004 and deferred the balance of $189,500 until the related services are rendered and the final Phase I milestone is reached. The Company believes this will occur in late 2007, at which time the customer will then have the right to choose whether or not to continue further with Phase II.

Employment Contract with President and CEO

In March 2006, the Company entered into an employment contract with its President and CEO, Paul Abramowitz. The contract calls for an annual salary of $270,000 plus customary executive benefits. Mr. Abramowitz had agreed to defer $112,500 of the annual salary until the Company raised a minimum of $5,000,000. As disclosed in Note 13 received Mr. Abramowitz received his deferred salary in May 2007. A new contract was entered into in August 2007; please see Part II Item 5.

Novellus

In connection with the acquisition of NPSWA by the Company, Novellus, a current stockholder of the Company and a former stockholder of NPSWA, agreed to cancel warrants of NPSWA it held and the Company agreed to pay by November 30, 2006, approximately $150,000 owed to Novellus for services. In addition, on May 24, 2006, the Company and Novellus negotiated the final terms of a new collaboration agreement and on May 26, 2006, the Company issued 4,705,000 new warrants to Novellus, which are described in detail in Note 9. The Company made the $150,000 payment to Novellus upon completion of the stock offering described in Note 13.

Note 11 — Related Party Transactions

See Note 7 regarding certain stockholders loaning the Company money and the contributions of warrants to purchase Company common stock owned by a stockholder to the lending stockholders.

See Notes 8 regarding the transfer of treasury shares to the Company by certain former preferred stockholders.

See Note 4 regarding the Plan Committee receiving stock options under the Plan.

See Notes 9 and 10 regarding an agreement with Novellus, a former stockholder of NPSWA.

  Note 12 — March 2007 Bridge Note

On March 27, 2007, Camofi Master LDC (“Camofi”) loaned the Company $350,000 pursuant to the terms of a convertible promissory note (the “Camofi Note”). As a result of the closing of the stock offering referred to in Note 13, the Camofi Note was repaid in full with accrued interest on May 14, 2007. None of the Camofi Note was converted to common stock.

Note 13 — Public Offering

On May 11, 2007, the Company closed a public offering of common stock and warrants through Empire Financial Group, Inc. with total gross proceeds raised of $7,064,771. After commissions and offering and distribution expenses of $711,273, the Company received net proceeds of $6,353,498

The Company sold 12,845,038 shares of common stock at a price of $0.55 per share, which included warrants to purchase up to 75% of the number of shares purchased, at exercise prices of $1.10, $1.60 and $2.00, respectively, for each 25%, expiring on the fifth anniversary of the offering. Such warrants are generally exercisable only by the original purchaser. The underwriter’s sales commission was 9.2 % of the total amount of proceeds raised, plus $61,314 in underwriter’s expenses, legal fees and other offering costs.

The Company used a portion of the proceeds of the offering to pay $1,550,000 for the December 2006 bridge loans, $415,000 for the October 2006 affiliate loans, $350,000 for the March 2007 bridge loan, $162,307 in deferred and past due salary to our President & CEO, $515,000 for general accounts payable and accrued expenses and $150,000 was paid to Novellus. In the same offering the company registered an additional 7,684,579 of shares for the benefit of existing shareholders.

Note 14 - Subsequent Events

Neah Power Systems, Inc. has entered the Wearable Power Competition and the Company expects to unveil a 10-watt fuel cell prototype in September 2007. The goal of the competition is to develop a superior portable power system for U.S. soldiers in a wearable form that lasts at least four days and reduces the weight of the energy source to four kilograms or less which is approximately half the weight of current batteries. (See Part II - Item 5 - Other Information)

Item 2. Management’s Discussion and Analysis or Plan of Operation.

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

We are also developing a series of fully self contained fuel cells for military application and a prototype capable of producing 10 watts of power is expected to be completed by September 30, 2007. We anticipate that a 45 watt prototype version will be completed by mid 2008.

We believe that our fuel cells, when fully developed, will be capable of bridging the power gap by having more power, a longer life and an instant recharge system using replacement fuel cartridges. In addition, we believe that they will be smaller and lighter than the batteries currently in use.

Having recently achieved stable, high power operation of our silicon-based chemical reactor (also referred to as a “stack”), we are scheduled to assemble a complete working prototype, including all auxiliary subsystem components, for bench-top testing during the third quarter of 2007.

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

We expect this milestone to be completed by June 30, 2008.

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

We expect this milestone to be completed by December 31, 2008.

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

We expect this milestone to be completed by December 31, 2008.

To achieve these milestones and to develop a marketing program for both the military and commercial markets as well as OEM’s, we will have to raise additional funds of approximately $5 million over the next twelve months.

DISCUSSION AND ANALYSIS

OVERVIEW

We have limited capital resources. Our auditor’s report for our financial statements as at and for the year ended December 31, 2006 contains a “going concern” qualification indicating that our ability to continue as a going concern is substantially in doubt. We must, therefore, raise sufficient capital to fund our overhead burden and our continuing research and development efforts going forward.  Although we raised net proceeds of $6,353,498 as described below, we may need to obtain additional financing in September or October of 2007 if the DoD and ONR grants and awards or advances from a strategic partner are not received on a timely basis.

OFFERING

 On May 11, 2007, we closed an offering of common stock and warrants through Empire Financial Group, Inc. The company sold 12,845,038 shares of common stock at a price of $0.55 per share, and included warrants to purchase up to 75% of the number of shares purchased, at exercise prices of $1.10, $1.60 and $2.00, respectively, for each 25%, expiring on the fifth anniversary of the offering. Such warrants are generally exercisable only by the original purchaser. The underwriter’s sales commission was 9.2 % of the total amount of proceeds raised, and we incurred $61,314 in underwriter’s expenses, legal fees and other offering and distribution expenses.

We used a portion of the proceeds of the offering to pay $1,550,000 for the December 2006 bridge loans, $415,000 for the October 2006 affiliate loans, $350,000 for the March 2007 bridge loans, $162,307 in deferred salary to our President and CEO, $515,000 for general accounts payable and accrued expenses, and $150,000 was paid to Novellus.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2007 As Compared To the Three Months Ended June 30, 2006

 We had no revenues in the three months ended June 30, 2007 and 2006. However, we have finalized negotiations with the Department of Defense (“DoD”) and the Office of Naval Research (“ONR”) for a funding of up to $1.377 million, primarily for expense reimbursement over approximately a twelve month time frame for the development of specific technology that commenced in July 2007.

Research and development expenses for the three months ended June 30, 2007 decreased by $49,351 or approximately 4%, to $1,181,133 from the $1,230,484 recorded in the comparable period last year. The decrease was primarily due to a decrease in project expenses related to electrode characterization of approximately $37,000, and a decrease of approximately $49,000 in facilities cost. These decreases were somewhat offset by an increase of approximately $23,000 in salaries and related costs.

General and Administrative expenses for the quarter ended June 30, 2007 were $669,743, an increase of $97,025 or approximately 17% from the $572,718 incurred in the comparable 2006 period. This increase was primarily due an increase of approximately $141,000 in the valuation of stock compensation and an increase in salaries and wages of approximately $86,000 which were somewhat offset by a decrease of approximately $130,000 in professional fees.

Six Months Ended June 30, 2007 As Compared To the Six Months Ended June 30, 2006

 We had no revenues in the six months ended June 30, 2007 and 2006. However, we have finalized negotiations with the Department of Defense (“DoD”) and the Office of Naval Research (“ONR”) for a funding of up to $1,377 million, primarily for expense reimbursement over an approximate twelve month time frame, for the development of specific technology that commenced in July 2007.

Research and development expenses for the six months ended June 30, 2007 increased by $193,706 or approximately 9%, to $2,285,475 from the $2,091,768 recorded in the comparable period last year. The increase was primarily due to an increase of approximately $157,000 in salaries and related costs having to do with new hires and an increase of approximately $54,000 in stock compensation valuation somewhat offset by decreases in depreciation and facilities cost.

General and Administrative expenses for the six months ended June 30, 2007 were $1,609,191, an increase of $336,714 or approximately 27% from the $1,272,477 incurred in the comparable 2006 period. This increase was primarily due to an increase of approximately $146,000 in stock compensation expense, an increase in professional services of approximately $69,000 and an increase in marketing costs of approximately $106,000. These increases were somewhat offset by a decrease in salaries and related expenses of $21,000 and a general decrease in other costs.

Liquidity and Capital Resources

As of June 30, 2007, we had cash of $1,915,276. Our current operating expenses, net of non-cash charges, are approximately $500,000 per month. Our cash on hand and anticipated grants, awards and project funding from a strategic partner may not be sufficient or timely to support the current level of operations for the next 12 months and it may be necessary to obtain additional financing within that time. However, we cannot be certain that any of such financing will be timely obtained on acceptable terms. If we are unable to obtain the additional financing required to meet our cash needs on a timely basis, we may have to reduce or curtail operations which would materially and adversely affect our development efforts.

We have finalized negotiations with the DoD and the ONR for a research and development contract pursuant to a Congressional Appropriation of up to $1.377 million, primarily for expense reimbursement over approximately a twelve month time frame, for the development of specific technology that commenced in July 2007. An additional Congressional Appropriation of up to $1.35 million was approved in 2006 and contract negotiations will begin in September 2007 to finalize the related contract.

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

In June 2007, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities, (“EITF 07-3”) which is effective for fiscal years beginning after December 15, 2007. EITF 07-3 requires that nonrefundable advance payments for future research and development activities be deferred and capitalized. Such amounts will be recognized as an expense as the goods are delivered or the related services are performed. The Company does not expect the adoption of EITF 07-3 to have a material impact on the financial results of the Company.

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

As of June 30, 2007, an evaluation was performed under the supervision and with the participation of our management, including our chief executive and financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our chief executive and financial officer concluded that our disclosure controls and procedures are effective to ensure that required material information is included in this report. There has been no change in our internal control over financial reporting during the current quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 3, 2007, the registration statement filed on Form SB-2 (Commission file number 333-140255) was declared effective by the SEC. On May 11, 2007, the Company completed an offering of common stock and warrants through Empire Financial Group, Inc. The company sold 12,845,038 shares of common stock at a price of $0.55 per share, which included warrants to purchase up to 75% of the number of shares purchased, at exercise prices of $1.10, $1.60 and $2.00, respectively, for each 25%, expiring on the fifth anniversary of the offering. Gross proceeds were $7,064,771 and associated costs consisted of the underwriter’s sales commission of $649,959 (9.2% of the total amount of proceeds raised), plus $61,314 in underwriter’s expenses, legal fees and other offering and distribution expenses. Net proceeds of $6,353,498 were received by the Company.

The proceeds from the offering were used to pay $1,550,000 for the December 2006 bridge loans, $415,000 for the October 2006 affiliate loans, $350,000 for the March 2007 bridge loans, $162,307 in deferred salary to our President and CEO, $515,000 for general accounts payable and accrued expenses and $150,000 was paid to Novellus. The balance of $3,211,191 is being used for working capital purposes of which approximately $2,500,000 was initially placed in a money market fund yielding 5.1%.

Item 5. Other Information.

Regulation FD Disclosure

Neah Power Systems, Inc. has entered the Wearable Power Competition and the Company expects to unveil a 10-watt fuel cell prototype in September. On August 6, 2007 we issued a press release announcing this information. A copy of the release is furnished as Exhibit 99.1 and incorporated herein by reference.

Unless required by law, we disclaim any obligation to release publicly any updates or changes in our expectations or any change in events, conditions, or circumstances on which any forward-looking statements are based.

Executive Employment Contract

 On August 8, 2007, we entered into an Employment Agreement with our Chief Executive Officer, Paul Abramowitz (the “Employment Agreement”). The Employment Agreement details the duties, responsibilities, compensation and term of Mr. Abramowitz’s employment at the Company. Under the terms of the Employment Agreement, Mr. Abramowitz will initially receive a per annum base salary of $275,000, an annual bonus at the reasonable discretion of the Company’s Board of Directors, and other benefits and perquisites. The initial term of the Agreement commenced on August 1, 2007 and continues until December 31, 2008, unless terminated earlier pursuant to the terms of the Employment Agreement. The Agreement will be automatically renewed for an additional two-year term, unless either party gives written notice of its intention to terminate the Employment Agreement at least six months prior to the automatic renewal date.

The Employment Agreement also details Mr. Abramowitz’s salary and benefits to be received if his employment is terminated or he resigns for good reason. In such an event, Mr. Abramowitz’s benefits would include the following: (i) his salary prorated through the date of termination, together with any accrued benefits, (ii) a lump sum cash severance payment equal to one year of additional salary, (iii) all unvested stock options will immediately become vested, and (iv) all fringe benefits shall continue for a period of two years from the date of termination.

A Form 8-K was filed with the SEC pertaining to this Employment Contract on August 14, 2007.

Item 6. Exhibits.

No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release dated as of August 6, 2007

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEAH POWER SYSTEMS, INC.

Date: August 20, 2007	By:	/s/ PAUL ABRAMOWITZ
Paul Abramowitz
President and Chief Executive Officer