Form 10KSB
period 2007-09-30
NEAH POWER SYSTEMS, INC.
filed 2008-01-14
CIK 1162816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

☐	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended _________________________

☒	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from January 1, 2007 to September 30, 2007

Commission file number      000-49962

NEAH POWER SYSTEMS, INC.
(Name of small business issuer in its charter)

Nevada	88-0418806
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

22122 20th Ave SE, Suite 161	Bothell, Washington 98021
(Address of principal executive offices)	(City, State and Zip Code)

Issuer’s telephone number: (425) 424-3324

Securities registered under Section 12(b) of the Exchange Act:   None.

Securities registered under Section 12(g) of the Exchange Act:

Common stock, $0.001 par value per share
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

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
Yes ☐            No ☒

State issuer’s revenues for its most recent fiscal year: $49,057

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $6,856,714. [The aggregate market value was determined by multiplying the approximate number of shares of common stock 34,283,571 held by non-affiliates by the closing price of such stock ($0.20) as of December 31, 2007.]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 139,862,912 shares of common stock outstanding as of December 31, 2007.

Transitional Small Business Disclosure Format (Check one): Yes ☐            No ☒

Explanatory Note

On November 2, 2007, the Board of Directors of Neah Power Systems, Inc. approved a change of the Company’s fiscal year end from December 31 to September 30, effective September 30, 2007. This transition report on Form 10-KSB covers the transition period from January 1, 2007 to September 30, 2007.

As used herein, (a) the terms “Neah Power,” “Company,” “we,” “our” and like references mean and include both Neah Power Systems, Inc., a Nevada corporation (formerly, Growth Mergers, Inc.), and its wholly-owned subsidiary, Neah Power Systems, Inc., a Washington corporation, on a combined basis, (b) the term, “Neah Power Washington” refers only to the Washington corporation. Except as otherwise expressly indicated, all references to shares of capital stock, notes, warrants, options and other outstanding securities mean securities only of the Nevada corporation.

Forward Looking Statements

This transition report, including the sections entitled “Description of Business,” “Management’s Discussion and Analysis or Plan of Operation” and “Risk Factors,” contains a number of “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Specifically, all statements other than statements of historical facts included in this annual report regarding our financial position, business strategy and plans and objectives of management for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of management, as well as assumptions made by and information currently available to management. When used in this quarterly report, the words “anticipate,” “believe,” “estimate,” “expect,” “may,” “will,” “continue” and “intend,” and words or phrases of similar import, as they relate to our financial position, business strategy and plans, or objectives of management, are intended to identify forward-looking statements. These statements reflect our current view with respect to future events and are subject to risks, uncertainties and assumptions related to various factors.

You should understand that the following important factors, in addition to those discussed under “Risk Factors” below, could affect our future results and could cause those results to differ materially from those expressed in such forward-looking statements:

•	general economic conditions;

•	limited operating history;

•	difficulty in developing, exploiting and protecting proprietary technologies;

•	results of additional research and development;

•	acceptance and success of our fuel cell products;

•	intense competition in our industry;

•	our future capital needs and our ability to obtain financing; and

•	other risks and uncertainties as may be detailed from time to time in our public announcements and filings with the SEC.

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

PART I

Item 1: Description of Business

Overview

We are engaged in the research and development of fuel cells designed to replace existing rechargeable battery technology in mobile electronic devices. Most electronic devices, including notebook computers and tactical radios for military and homeland security, use rechargeable batteries based on lithium ion technology. Based on our research and testing, we believe we can develop a commercially viable fuel cell that will outperform lithium ion batteries in terms of run time, recharge time, portability and other measures of battery performance. Our fuel cell solution is particularly beneficial when an application requires the user to carry more than one battery, since our fuel cell will be refilled by cartridges and the user will only need to carry one fuel cell and additional cartridges.

Through our wholly-owned subsidiary, Neah Power Washington, we have developed what we believe is a potential breakthrough in the development of a direct methanol micro fuel cell, that can serve as a replacement for batteries in a variety of mobile products.

Fuel cells are devices that combine a fuel, such as methanol, with an oxidant, such as oxygen gas, in a chemical reaction to produce electricity. Much like the engine in a car converts fuel and oxygen to produce motion, a fuel cell can generate electricity directly and continuously as long as fuel and oxygen are supplied to the reactor. Like a car, fuel cells can be “refueled” instantly by simply maintaining the fuel supply with small, replaceable fuel cartridges. Since fuel cells can be “recharged” instantly, end-users of mobile products powered by fuel cells can achieve long runtime by carrying spare fuel cartridges, not extra batteries and chargers. Also, because spare fuel cartridges can be smaller, lighter and less costly than extra batteries, convenience of use can be dramatically improved.

Using our patented technology based on porous silicon, we are developing this technology to produce our proprietary fuel cell for portable electronic devices to replace batteries that typically operate in the 10-100 watt range. These electronic devices are most commonly served by lithium-ion battery based power packs.

To date, we have achieved stable, high power operation of our silicon-based chemical reactor (also referred to as the “stack”), and have assembled a working prototype with all auxiliary subsystem components.

We intend to develop prototype devices that can be evaluated by original equipment manufacturers ("OEM’s") for the development of final fuel cell products that either we or potential licensees of ours will use to manufacture final products for sale to our partners, distributors, or OEM customers. We also intend to design and distribute the fuel cartridge that our fuel cells require for refueling. We expect to generate revenues from both the sale and licensing of both fuel cartridges and the completed fuel cells. Our current business plan contemplates that we will subcontract to third parties substantially all of the production and assembly of these fuel cartridges. However, we may elect to produce the fuel cells through subcontractors and distribute it ourselves, or we may opt to both manufacture and distribute the fuel cells ourselves. What decision we ultimately make will depend upon our capital resources, production costs to be incurred and resulting profit margins for each alternative, and cannot be predicted at this time.

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

Business Development

A. Growth Mergers, Inc.

Neah Power Systems, Inc. was incorporated in the State of Nevada on February 1, 2001 under the name Growth Mergers, Inc. Effective March 9, 2006, Growth Mergers, Inc. entered into an Agreement and Plan of Merger, as amended on April 10, 2006 whereby Growth Acquisitions, Inc., a Washington corporation and wholly-owned subsidiary of Growth Mergers, Inc., merged with and into Neah Power Washington. Following the merger, Growth Mergers, Inc. changed its corporate name from Growth Mergers, Inc. to Neah Power Systems, Inc. By virtue of this merger, Growth Mergers, Inc. (as Neah Power Systems, Inc.) became the parent corporation of Neah Power Washington.

The purpose of the merger was to enable Neah Power Washington, as Growth Mergers, Inc.’s subsidiary, to access the capital markets via a public company. Our common stock currently trades on the OTC Bulletin Board under the symbol "NPWS." There is no assurance that we will qualify for quotation on a national securities association or exchange.

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

On March 9, 2006, Growth Mergers, Inc. sold for nominal consideration ($6,500 or $0.001 per share) to Special Investments Acquisitions Associates, LLC and Summit Trading Ltd. a total of 6,500,000 shares of our Series A Preferred Stock that were convertible into a maximum of 68,130,030 shares of our common stock (for a common per share purchase price of approximately $0.0001065), less the sum of (a) 6,255,000 shares of our common stock that were or are issuable to other former Neah Power Washington security holders upon conversion of our 8% notes or exercise of certain warrants, and (b) all shares issued in connection with any one or more offerings of equity or equity type securities providing our Company with aggregate initial gross proceeds of $1,500,000. The 6,255,000 shares consist of 2,502,000 shares that were issuable on conversion of shareholder loans (at a conversion price of $0.20 per share) and 3,753,000 shares underlying certain warrants issued to the former Neah Power Washington security holders described below.

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

In connection with the merger, in March 2006, Alta California Partners III, L.P., Alta Embarcadero Partners III, LLC, Castile Ventures II-A, L.P., Castile Ventures II-B, L.P., Frazier Technology Ventures I, L.P. and Friends of Frazier Technology Ventures I, L.P., each of which were Neah Power Washington security holders, exchanged an aggregate of $142,400 of Neah Power Washington notes for our convertible notes and lent an additional $358,000 to Neah Power Washington. In consideration for such additional loans, we exchanged all Neah Power Washington notes for $500,400 in principal amount of our 8% convertible notes due June 30, 2007. Such 8% notes were convertible at $0.20 per share and included five year warrants entitling the note holders to purchase an additional 3,753,000 shares of our common stock at an exercise price of $0.20 per share. By their terms, all of 8% convertible notes automatically converted into shares of our common stock at such time as we received gross proceeds of $1,500,000 or more (in addition to the $500,000 provided at closing of the merger by Growth Mergers) from any additional debt or equity financing. Dr. Daniel Rosen, the chairman of the board of directors of our Company and a director of Neah Power Washington, was at the time of the merger affiliated with Frazier Technology Ventures I L.P., and Roger Walton, a director of our Company and a director of Neah Power Washington, was at the time of the merger and continues to be affiliated with Castile Ventures II-A, L.P. and Castile Ventures II-B, L.P.

The Opportunity

The worldwide proliferation of portable electronic devices, including notebook and tablet computers, camcorders, digital cameras and military equipment has created a large and growing demand for energy storage systems that are compact, lightweight and powerful and a large market for small, high performance batteries that can operate for extended periods of time.

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

We also believe that our direct methanol micro fuel cell technology will have direct commercial applications in portable laptop computers. Laptops now constitute over half of all computers sold. We believe that our technology may ultimately be capable of replacing the lithium-ion batteries currently used by computer manufacturers worldwide. As an entry to this market, our technology may be a better alternative for laptop purchasers who purchase a second battery for their laptops at the time of purchase so that they have uninterrupted power when they are not near a power outlet.

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

The Military Need

We believe that the military has a particularly acute need for better battery solutions. As batteries reach the end of their useful life and power limits, the need for an alternative portable power source is clear.

Limited Development Potentials Of Conventional Battery Technologies

Lithium-ion is the dominant technology for powering today’s notebook and tabletop PCs, PDAs and other mobile devices. Introduced in the early 1990s, many experts believe the technology has become mature. While new electrode materials under development have the potential to increase battery energy density by as much as 25% over the next two to three years, many industry experts believe that the energy demand from new features will outpace this growth and that the power gap will continue to worsen.

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

Other segments of the fuel cell market include low power systems (less than 10 watts) for low power devices and trickle chargers, and higher power systems (greater than 100 watt) typically aimed at stationary power generation or vehicle power plants. In particular, our technology may provide some unique advantages over batteries and other types of fuel cells in harsh environments or where air may not be available.

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

Rather than joining numerous other companies that are trying to create a better PEM-based direct methanol fuel cell, we felt an entirely new design approach was necessary to achieve the energy and power densities and reliability required by portable electronic devices. Our unique fuel cell design utilizes a patented porous silicon electrode structure and circulating liquid streams of fuel, oxidant and electrolyte. We believe our use of porous silicon and liquid oxidant is unique in the fuel cell industry. In final form, the technology can be packaged in a plastic case to create a self-contained system that retains the excess water produced during operation and does not expose the cathode catalyst directly to the contaminants found in the air like traditional DMFCs. Furthermore, since our design is based largely on standard silicon wafer processing, we believe that it should have significant manufacturing advantages over traditional PEM-based fuel cells.

Based on our 11 issued patents and 6 additional U.S. patent filings, we believe our technology is proprietary and can be protected.

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

Novellus Systems, Inc.

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

The milestones to which we have agreed with Novellus under a letter agreement relating to the technology collaboration agreement, as well as the target dates for completion and the related vesting schedule of the warrant, are as follows:

(1)
The warrant will vest as to ten percent (10%) of the shares of our common stock when Novellus and we complete a fully self contained prototype fuel cell capable of producing 10 Watts of power continuously for 5 hours using one detachable cartridge. The prototype will be approximately 40% larger than the intended size of our initial military product.

Milestone Date: September 30, 2007

(2)
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

Milestone Date: September 30, 2007

(3)	The warrant will vest as to fifty percent (50%) of the shares of our common stock when Novellus and we complete all of the following tasks:

•	Establish a pilot production line to assemble completed fuel cells.

•
Finalize a manufacturing process for silicon electrodes based on the most common silicon wafer format, based on commercially available equipment, and identification of a manufacturing partner that is capable and willing to run the process.

•	Reduce the cost of processing porous silicon electrodes to $30 or less per silicon wafer. One silicon wafer is expected to yield 12 electrodes.

Milestone Date: December 31, 2007
(4)	The warrant will vest as to twenty-five percent (25%) of the shares of our common stock when Novellus and we complete all of the following tasks:

•
Reduce the electrode catalyst loading to 25-30% of its value as of May 2005. Catalyst materials form a large part of the production cost of any methanol fuel cell; reaching this target would allow us to meet our cost of goods targets in the future.

•	Develop a plan to scale our fuel cell production process to commercial volumes, and to adapt it to commercially available equipment.

Milestone Date: March 31, 2008

The agreement with Novellus contains the following incentives for Novellus to complete the four milestones described above by their respective target dates:

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

•
If the milestone is completed after 210 days following the target date but on or before 300 days following the target date, there will be a two-third penalty and only 33.33% of the Warrants scheduled to vest under the milestone will vest in Novellus; or

•	If the milestone is completed after 300 days following the target date, there will be a 100% penalty and 0% of the Warrants scheduled to vest under the Milestone will vest in Novellus.

The value of the warrant has been calculated using the Black Scholes method pursuant to FASB Statement of Financial Accounting Standards No. 123(R) at approximately $16,000,000 and will be accounted for ratably as each specific milestone is achieved. Because no milestones have yet been reached, no expense has been recorded for the warrant through September 30, 2007.

Based on the current status of development of a military battery replacement fuel cell and particularly in light of our focus on developing a closed loop system, we believe it is unlikely that the above milestones will be met either on their initial or extended target dates. As a result. we are currently in negotiations with Novellus regarding a replacement for the current technology collaboration agreement and warrant agreement. There can be no assurance that such replacement agreements will be successfully negotiated.

Under certain circumstances, the Company can exercise a repurchase right to acquire warrant stock acquired by Novellus prior to achieving any specific milestone. Under such circumstances, Novellus could only recover the exercise price it had paid for the repurchased stock.

In connection with our entry into the amended technology collaboration agreement with Novellus on May 26, 2006, we issued an option to purchase 1,000,000 shares of our common stock to Dr. Drewery. The option will vest upon completion of the milestones applicable to the warrant issued to Novellus.

The 2006 US Department of Defense Appropriations Bill included approval up to $1.75 million for the development of porous silicon direct methanol fuel cell technology. The Company has finalized negotiations with the Department of Defense ("DOD") and the Office of Naval Research ("ONR") under such approval for a 12 month contract of $1.377 million which commenced in July 2007. However, if the grant and award funds or payments from our strategic partner are not received on a timely basis, the failure to obtain alternative financing and the necessary working capital would have a material adverse effect on the development program and business prospects and, depending upon the shortfall, the Company may have to curtail its operations. We will be the owner of the rights to any intellectual property arising under this program.

The 2006 US DOD Bill also included a $1.31 million project for further development of fuel cell technology. A proposal was submitted in early December 2007 and this contract is expected to be finalized and begin in the second quarter of fiscal 2008.

During May 2006, we also signed a one year extension, retroactive to February 15, 2006 and ending August 14, 2007, to an agreement with McBee Strategic Consulting for representation and marketing by Mr. Steve McBee, a lobbyist, who works to obtain entry to federal government opportunities. The fee under this agreement is $15,000 monthly through August 15, 2006, subject to our agreement to increase this monthly fee to $18,000 per month from August 15, 2006 through February 14, 2007. We did not agree to any increase to the monthly fee and the agreement expired in accordance with its terms.

Having achieved stable, high power operation of our silicon-based chemical reactor, we scheduled the assembly a complete working prototype, including all auxiliary subsystem components, for bench-top testing. In order to do so, however, we required additional financing. We raised approximately $6,800,000 in the public offering which closed on May 11, 2007, in order to expand operations and convert the preliminary prototype into a self-contained, portable prototype to be used to sample various U.S. military organizations and other potential OEMs. On September 29, 2007, we announced the demonstration of the working prototype.

Our Unique Patented Technology

We are developing a micro direct methanol fuel cell (“DMFC”) system. Fuel cells use a chemical reaction to generate electricity that can be used to power devices. This external electrical current (carried by negatively charged electrons) is balanced by an internal flow of positively charged ions through an ‘electrolyte’. Protons and electrons are released from the fuel at an electrode (the ‘anode’) and are transported away by an ‘oxidizer’ at a second electrode (the ‘cathode’). Our approach is differentiated from that of our competitors by our use of proprietary porous silicon electrodes and the use of liquid electrolytes. In our approach, methanol mixed with electrolyte is electrochemically reacted at the anode, while a flow of oxidizer and electrolyte is electrochemically reacted at the cathode. Compared to competing DMFC technologies that use carbon-based electrodes and solid PEM’s, we believe that our approach will be able to deliver higher power densities, at lower cost, and with a more reliable operation in a broader range of environmental conditions. We believe that our ability to use Si electrodes, leverage mainstream semiconductor processing for cost and manufacturability, and carry the fuel and oxidant on board gives us a distinct competitive edge.

Porous Silicon Electrodes

Our electrode architecture uses conductive porous silicon as the catalyst support structure rather than carbon. Starting with a silicon wafer much like that used in the semiconductor industry, millions of microscopic pores of tightly controlled micron sized dimensions are patterned and etched in the silicon to create about 300 micrometers long. A conductive film is then applied to the surface of the pore walls followed by a catalyst coating on top of the conductive film. The process can be used to produce either anode or cathode electrodes depending on the type of catalyst used. The final result is a porous electrode that enables a larger reactive surface area to generate more power while adjusting the pore diameters and substrate thickness to optimize the power density and cost.

Basic Cell Design

The proprietary Si electrodes are assembled into cells and stacks. Varying numbers of stacks can be assembled together based on the power required from the device. Fuel, electrolyte and oxidant are circulated through the stacks, and the electrochemical reactions generate power.

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

For the anode the following process takes place:

(1)	Liquid methanol and electrolyte are continuously pumped into the stack and through the silicon pores in the anode;

(2)	Unused methanol, electrolyte and carbon dioxide are forced out of the stack;

(3)	Carbon dioxide is separated from the methanol stream and vented into the air;

(4)	Contaminants are removed from the methanol and electrolyte stream;

(5)	Fresh methanol is injected into the fuel stream from the cartridge as needed; and

(6)	The fuel stream is then pumped back into the stack.

This recirculation process continues until all available methanol in the replaceable fuel cartridge has been consumed.

For the cathode the following process takes place:

(1)	Liquid oxidant is continuously pumped into the stack and across the surface of the silicon pores;

(2)	Unused oxidant and reduced oxidant compounds are forced out of the stack;

(3)	Oxidant regenerator is reacted with reduced oxidant compounds to convert them back into oxidant;

(4)	Water generated at the cathode is collected in the fuel cartridge;

(5)	Fresh oxidant is injected into the oxidant stream from the cartridge as needed; and

(6)	The oxidant stream is then pumped back into the stack.

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

Comparison Between Porous Si Fuel Cells and PEM-Based Designs

We believe that the principal advantages of our approach over PEM-based designs include:

•
Our use of porous Si electrodes and the liquid electrolyte, eliminate a range of possible failure modes that have hampered introduction of PEM based systems. These include degradation of the PEM membrane, crossover of methanol fuel with degradation of the cathode catalyst, damage to the cathode catalyst by exposure to airborne contaminants such as sulfur; and flooding or alternatively drying out of the cathode catalyst. We believe that these advantages will allow our fuel cells to operate in a broader range of environmental conditions, in all orientations, with high reliability.

•
The use of silicon technology allows us to make use of existing silicon production infrastructure, with reduced need to create specialized production facilities. Neah can also use standard silicon technology to optimize the dimension of the pores for high power, while reducing the thickness to reduce cost and overall dimensions of the fuel cell.

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

•	The need to select materials compatible with the chemistry.

Technical Achievements

We believe that our development effort has produced significant achievements to date. We further believe that these accomplishments have reduced many of the technology risks associated with the development of Neah Power Washington fuel cells.

The following is a qualitative list of these accomplishments.

(1)	Porous silicon pilot production capability established at Neah Power Washington - A scalable process has been defined;

(2)	Capable of depositing metals in high-aspect ratio silicon pores - Various deposition techniques have been developed;

(3)	Demonstrated high power electrode structures for DMFCs;

(4)	Demonstrated stable 8 cell and 16-cell stack operation;

(5)	Developed balance of plant components for use in prototypes;

(6)	Developed computer models to predict complete fuel cell system performance and cost; and

(7)	Filed patents to protect our unique technology.

(8)	Demonstrated a closed loop functioning prototype of a fuel cell generating net power.

(9)	Implemented Deep Reactive Ion Etching to create the Si electrodes.

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

U.S. Patents:

(1)	U.S. Patent No. 6,641,948 entitled “Fuel Cells Having Silicon Substrates And/Or Sol-Gel Derived Support Structures” issued November 4, 2003. (401) Expires: April 5, 2020.

(2)
U.S. Patent No. 6,720,105 entitled “Metallic Blocking Layers Integrally Associated With Fuel Cell Electrode Structures And Fuel Cell Electrode Stack Assemblies” issued April 13, 2004. (401C2) Expires: April 5, 2020.

(3)	U.S. Patent No. 6,808,840 entitled “Silicon-Based Fuel Cell Electrode Structures And Fuel Cell Electrode Stack Assemblies” issued October 26, 2004. (401C3) Expires: April 5, 2020.

(4)	U.S. Patent No. 6,811,916 entitled “Fuel Cell Electrode Pair Assemblies And Related Methods” issued November 2, 2004. (402) Expires: December 12, 2021.

(5)	U.S. Patent No. 6,852,443 entitled “Fuel Cells Having Silicon Substrates And/Or Sol-Gel Derived Support Structures” issued February 8, 2005. (401D1) Expires: April 5, 2020.

(6)
U.S. Patent No. 6,924,058 entitled “Hydrodynamic Transport and Flow Channel Passageways Associated with Fuel Cell Electrode Structures and Fuel Cell Electrode Assemblies” issued Aug. 2, 2005. (401C5) Expires: April 5, 2020.

(7)	U.S. Patent No. 7,105,245 entitled “Fuel Cell System Reactant Supply and Effluent Storage Cartridges” issued September 12, 2006. (404C2) Expires: December 20, 2024.

(8)	U.S. Patent No. 7,118,822 entitled “Fuel Cell Electrode Pair Assemblies and Related Methods” issued October 10, 2006. (402C1) Expires: October 16, 2022.

(9)	U.S. Patent No. 7,157,177 entitled “Porous Fuel Cell Electrode Structures Having Conformal Electrically Conductive Layers Thereon” issued January 2, 2007. (403) Expires: Sept. 29, 2023.

(10)	U.S. Pat. No. 7,198,864 entitled “Silicon-Based Fuel Cell Electrode Structures” issued April 3, 2007. (401D2) Expires: April 5, 2020.

(11)	U.S. Pat. No. 7,205,665 entitled “Porous Silicon Undercut Etching Deterrent Masks and Related Methods” issued April 17, 2007. (414) Expires: Nov. 11, 2025.

Foreign Patents:

(1)	Chinese Patent No. CN1205685C entitled “Fuel Cells Having Silicon Substrates And/Or Sol-Gel Derived Support Structures” issued June 1, 2005. (401CN) Expires: November 17, 2019.

In addition to the foregoing patents, we also have the following applications pending:

U.S. Utility Patent Applications:

(1)	U.S. Pat. Appl. No. 10/996,647 entitled “Silicon-Based Fuel Cell Electrode Structures” filed Nov. 23, 2004. (401D2)

(2)	U.S. Pat. Appl. No. 10/251,518 entitled “Fuel Cells Having Internal Multistream Laminar Flow” filed September 20, 2002. (404C1)

(3)	U.S. Pat. Appl. No. 10/966,721 entitled “Nitric Acid Regeneration Fuel Cell Systems” filed Oct. 15, 2004. (405)

(4)	U.S. Pat. Appl. No. 10/892,876 entitled “Fuel Cells Having Cross Directional Laminar Flowstreams” filed Jul. 16, 2004. (406)

(5)
U.S. Pat. Appl. No. 11/313,550 entitled “Detachable Reactant Supply and Effluent Storage Cartridges, Layered Pump Assemblies, and Rotatable Fluid Transfer Valve Disk Assemblies for Use with Regenerative Fuel Cell Systems” filed Dec. 20, 2005. (413)

(6)	U.S. Pat. Appl. No. 11/530,815 entitled “Closed Liquid Feed Fuel Cell Systems And Reactant Supply And Effluent Storage Cartridges Adapted For Use With The Same” filed September 11, 2006. (404C3)

Foreign Patent Applications:

(1)	Canadian Pat. Appl. No. 2,392,115 entitled “Fuel Cells Having Silicon Substrates And/Or Sol-Gel Derived Support Structures” filed July 27, 2002. (401CA)

(2)	Chinese Pat. Appl. No. 00818422.4 entitled “Fuel Cells Having Silicon Substrates And/Or Sol-Gel Derived Support Structures” filed July 26, 2002. (401CN)

(3)	European Pat. Appl. No. 00991398.9 entitled “Fuel Cells Having Silicon Substrates And/Or Sol-Gel Derived Support Structures” filed May 17, 2002. (401EP)

(4)	Japanese Pat. Appl. No. 2001-537811 entitled “Fuel Cells Having Silicon Substrates And/Or Sol-Gel Derived Support Structures” filed May 17, 2002. (401JP)

(5)	Canadian Pat. Appl. No. 2,444,688 entitled “Porous Silicon And Sol-Gel Derived Electrode Structures And Assemblies For Use With Fuel Cell Systems” filed October 17, 2003. (401CCA)

(6)	Chinese Pat. Appl. No. 02811803.0 entitled “Porous Silicon And Sol-Gel Derived Electrode Structures And Assemblies For Use With Fuel Cell Systems” filed October 20, 2003. (401CCN)

(7)	European Pat. Appl. No. 02731430.1 entitled “Porous Silicon And Sol-Gel Derived Electrode Structures And Assemblies For Use With Fuel Cell Systems” filed November 19, 2003. (401CEP)

(8)	Japanese Pat. Appl. No. 2002-584409 entitled “Porous Silicon And Sol-Gel Derived Electrode Structures And Assemblies For Use With Fuel Cell Systems” filed October 20, 2003. (401CJP)

(9)	Canadian Pat. Appl. No. 2,472,232 entitled “Porous Fuel Cell Electrode Structures Having Conformal Electrically Conductive Layers Thereon” filed July 3, 2004. (403CA)

(10)	Chinese Pat. Appl. No. 03801936.1 entitled “Porous Fuel Cell Electrode Structures Having Conformal Electrically Conductive Layers Thereon” filed July 2, 2004. (403CN)

(11)	European Pat. Appl. No. 03701220.0 entitled “Porous Fuel Cell Electrode Structures Having Conformal Electrically Conductive Layers Thereon” filed July 3, 2004. (403EP)

(12)	Japanese Pat. Appl. No. 2003-558944 entitled “Porous Fuel Cell Electrode Structures Having Conformal Electrically Conductive Layers Thereon” filed July 2, 2004. (403JP)

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

Employees

We currently have approximately 30 employees, including 3 executive officers, 25 persons in research and development and 2 clerical and administrative personnel. We have the right under our Technology Collaboration Agreement with Novellus Systems to be supplied with two full time scientists whose salary and expenses we are responsible for.

Reports to Security Holders

(1)	We intend to deliver an annual report to security holders prior to any meeting of shareholders, which report will include audited financial statements.

(2)
Our shares currently trade on the OTC Bulletin Board under the symbol "NPWS." We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended, and in accordance therewith must file reports, proxy statements and other information with the SEC. Such reports, proxy statements and other information filed may be inspected without charge and copies may be had at the prescribed fees at the SEC’s address and at the SEC’s website, each as provided immediately below.

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

Risk Factors

An investment in our company is highly speculative in nature and involves an extremely high degree of risk. If any of the events, contingencies, circumstances or conditions described in this risk factors section actually occur, our business, financial condition or results of operations could be seriously harmed.

Risks Related to Our Business

Our Auditors Have Issued a “Going Concern” Modification In Their Report On Our Financial Statements. Our auditors’ report on the Neah Power Washington financial statements as at September 30, 2007 and for the transition period then ended and the fiscal year ended December 31, 2006, indicates that there is substantial doubt about our ability to continue as a going concern based upon our balance sheet, cash flows and liquidity position. See Note 2 to Financial Statements.

We Have Experienced Severe Working Capital And Liquidity Shortages And Expect To Continue To Do So For The Near Future. We had a working capital deficiency of $359,400 at September 30, 2007, and at December 31, 2006, we had a working capital deficiency of $2,563,170. Our cash operating expenses are approximately $500,000 per month, and we have minimal revenues. We expect this situation to continue for the foreseeable future. We are in the process of finalizing negotiations with the Department of Defense (“DoD”) and the Office of Naval Research (“ONR”) for a contract relating to an appropriation for up to $1.31 million, primarily for expense reimbursement over approximately a twelve month time frame for a project that would start in early 2008 subject to execution of an agreed contract.

We Will Need To Raise Significant Additional Capital To Continue Our Business Operations. Our cash position at September 30, 2007 was $710,441 as compared to our cash position at December 31, 2006, of $1,141,905. Our current monthly cash operating expenses are approximately $500,000. In the event we are unable to obtain, on a timely basis, the additional financing required to meet our cash needs, we will have to reduce or curtail operations which would materially and adversely affect our development efforts. Even if such financing is obtained, it may not be on commercially acceptable terms or may otherwise substantially dilute the equity interests of current stockholders in our company.

We Have A History Of Losses Since Our Inception, We Expect Future Losses And We May Never Achieve Or Sustain Profitability. We have incurred net losses each year since our inception and had accumulated losses of approximately $35.6 million through September 30, 2007. We expect to continue to incur net losses at least through our fiscal year 2008 and these losses may be substantial. To implement our business strategy, we will have to incur a high level of fixed operating expenses and we will continue to incur considerable research and development expenses and capital expenditures. Accordingly, if we are unable to generate substantial revenues and positive cash flows we will not achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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

We Have Had No Commercial Product Sales. We May Not Be Able To Manufacture Or Commercialize Our Products In A Cost-Effective Manner. We are still a research and development company and have not made any product sales. Our activities have been limited to demonstration and prototype models. We may not be able to produce any of our products in a cost-effective manner, if at all, and, if produced, we may not be able to successfully market these products. See "Description of Business."

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

Market Acceptance Of Our Fuel Cell Products May Take Longer To Occur Than We Anticipate Or May Never Occur. Our silicon-based fuel cell products represent a new technology and our success will depend on this technology achieving market acceptance. Because we design our products to capitalize on markets that presently utilize or are serviced by products from traditional and well-established battery manufacturers, we may face significant resistance from end-users to adopt a new and alternative power source technology.

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

If a mass market develops more slowly than we anticipate or fails to develop, we may not be able to recover the expenses we incurred to develop these products. See Competition on page 14.

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

We May Be Unable To Protect Our Intellectual Property Rights And We May Be Liable For Infringing The Intellectual Property Rights Of Others. Our ability to compete effectively will depend, in part, on our ability to maintain the exclusive ownership of our technology and manufacturing processes through a combination of patent and trade secret protection, non-disclosure agreements and other arrangements. Patents may not be issued under pending applications and any issued patents that we hold may not provide adequate protection for our products or processes. Moreover, patent applications filed in foreign countries are subject to laws, rules and procedures that differ from those of the United States and any resulting patents may be difficult to enforce. See Intellectual Property on page 12.

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

Our Success Depends On Attracting And Retaining Key Personnel. The successful development, marketing and manufacturing of our products will depend upon the skills and efforts of a small group of management and technical personnel, including Dr. Chris D'Couto, our Chief Operating Officer, Dr. Art Homa, our Vice President of Engineering, and Leroy Ohlsen, our Chief Technology Officer. The loss of any of our key personnel could adversely impact our ability to execute our business plan. Furthermore, recruiting and retaining qualified executive, technical, marketing, manufacturing and support personnel in our emerging industry in the future will be critical to our success and there can be no assurance that we will be able to do so. We do not maintain “key-man” life insurance policies on any of our key personnel. As Neah Power grows, we may need to recruit other key personnel and out ability to recruit such key personnel may be limited

Our Principal Stockholders, Executive Officers And Directors Have Substantial Control Over Our Affairs And You Will Not Be Able To Influence The Outcome Of Any Important Transactions Involving Our Company. Our executive officers and directors and stockholders who beneficially own more than 5% of our common stock will have the power to, in the aggregate, direct the vote of approximately 53% of our voting securities. Therefore, these persons may have the power to influence our business policies and affairs and determine the outcome of any matter submitted to a vote of our stockholders, including mergers, sales of substantially all of our assets and changes in control. See Security Ownership of Certain Beneficial Owners and Management on page 59.

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

Risks Related to Our Common Stock

We Have A Substantial Number Of Shares Outstanding. We currently have outstanding 139,290,186 shares of common stock, as well as outstanding options to purchase an aggregate of 10,704,850 shares of common stock at exercise prices ranging between $0.20 and $2.87 per share and warrants to purchase 18,998,358 shares of common stock at exercise prices ranging from $0.20 to $2.00 per share. We also have approximately 23 million shares pledged as security under various loan agreements (which pledged shares are included in the total number of outstanding shares set forth above.

Accordingly, on a fully-diluted basis (giving effect to the exercise of all outstanding options and warrants), as at the date of this prospectus, there would be issued and outstanding, an aggregate of 168,993,394 shares of our common stock, excluding an additional 4,705,000 shares underlying a warrant that we have issued to Novellus Systems, Inc. under our technology collaboration agreement with Novellus. The Novellus warrant is to vest according to a timetable based on the completion of certain milestones by specified Target Dates. Please see “Strategic Goals and Relationships” for a description of these milestones and the contractual vesting dates.

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

Our Stock Price May Be Volatile And, As A Result, You Could Lose All Or Part Of Your Investment. There is a very limited public market for our common stock. We cannot predict the extent to which, or if, investor interest will lead to the development of an active and liquid trading market. If a market for our common stock develops, the price at which our common stock will trade may be highly volatile and may fluctuate as a result of a number of factors, including the following:

•	the number of shares available for sale in the market;

•	variations in our actual and anticipated operating results;

•	our failure to timely achieve technical milestones;

•	our failure to commercialize our fuel cell systems;

•	changes in technology or competitive fuel cell solutions;

•	our failure to meet analysts’ performance expectations; and

•	lack of liquidity.

In addition, stock markets, particularly the OTC Bulletin Board where our stock is currently traded, have experienced extreme price and volume fluctuations, and the market prices of securities of technology companies have been highly volatile. These fluctuations are often unrelated to operating performance and may adversely affect the market price of our common stock. As a result, investors may not be able to resell their shares on a timely basis if at all, and may lose their entire investment. See Market for Common Equity on page 23.

Because We Do Not Intend To Pay Any Dividends, Stockholders Must Rely On Stock Appreciation For Any Return On Their Investment In Our Common Stock. We have not paid any dividends on our common stock and we do not intend to declare and pay any dividends on our common stock. Earnings, if any, are expected to be retained by us to finance and expand our business.

Our Common Stock Is Subject To Penny Stock Rules Which May Adversely Affect Trading. Were our Common Stock Ever DeListed It Would Become Less Liquid. Our common stock is subject to the SEC’s penny stock rules, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected. Because we are not listed on an exchange and our common stock has a market price per share of less than $5.00, transactions in our common stock may be subject to the “penny stock” rules promulgated under the Securities Exchange Act of 1934. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

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

Because our common stock is subject to these rules, broker-dealers may find it difficult to effectuate customer transactions and trading activity in our securities may be adversely affected. As a result, the market price of our securities may be depressed, and you may find it more difficult to sell our securities.

Promotional Emails Sent After the Filing of our Registration Statement Could Result in Costly Litigation or Regulatory Proceedings. On April 18, 2007, Empire Financial Group, Inc., the underwriter of our offering of common stock and warrants which closed May 11, 2007, received correspondence from the enforcement department of NASD concerning a February 19, 2007 email that promoted the sale of our common stock and identified Jesup & Lamont Securities Corp. (an affiliate of Empire that was previously shown as a co-managing underwriter of this offering) as being involved in an underwriting. Although our inquiries have indicated that no one at our company or the underwriter had any involvement or participation in the preparation of dissemination of this promotional email, we may become the subject of a regulatory investigation, civil litigation or other proceedings, the defense of which could result in substantial cost and diversion of management’s time and attention regardless of the ultimate outcome. If a determination were made that anyone affiliated with us was involved with the emails, our financial condition and results of operations could be adversely affected.

Item 2: Description of Property

We currently lease approximately 12,000 square feet of office and research and development space in two separate locations both located at 22122 20th Avenue S.E., Bothell, Washington, from an unaffiliated party, under a lease requiring the payment of monthly rent and shared expenses of approximately $15,000. Our lease expired in August 2007 and we are currently leasing our space on a month-to-month basis. We are currently negotiating with our landlord for new space which will allow us to combine our office and research and development space in one location.

Item 3: Legal Proceedings

We are currently disputing an invoice from our former counsel Hodgson Russ LLP for $200,000 in legal fees in connection with the preparation of a Form 10 registration statement that we filed with the Securities and Exchange Commission. We believe that there was an agreement for a cap of $60,000 on legal fees in connection with this filing. While a claim has been threatened, it has not been filed to date.

On November 26, 2007, we entered into a Settlement Agreement and Mutual Release with our former placement agent, Burt Martin Arnold Securities, Inc.,. and the lawsuit it filed on December 5, 2006, has been dismissed with prejudice. We agreed to deliver 350,000 fully registered shares of our common stock. If a registration statement does not become effective within 120 days, we will satisfy the settlement obligation with a cash payment of $105,000.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of the date of this filing, we are not currently involved in any such legal proceeding that we believe would have a material adverse effect on our business, financial condition or operating results.

Item 4: Submission of Matters to a Vote of Security Holders

None

PART II

Item 5: Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the Over-the-Counter Bulletin Board under the symbol "NPWS." Set forth below are the range of high and low bid quotations for the periods indicated as reported by the OTCBB. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

	Fiscal 2006
	High	Low
1st Quarter — March 9, 2006 through March 30, 2006	$2.00	$0.40
2nd Quarter — April 1, 2006 through June 30, 2006	3.70	0.55
3rd Quarter — July 1, 2006 through September 30, 2006	1.65	0.80
4th Quarter — October 1, 2006 through December 31, 2006	2.05	0.94

	Nine Months Ended 2007
	High	Low
1st Quarter — January 1, 2007 through March 31, 2007	$1.78	$0.87
2nd Quarter — April 1, 2007 through June 30, 2007	1.02	0.43
3rd Quarter - July 1, 2007 through September 30, 2007	0.55	0.25

	Fiscal 2008
	High	Low
1st Quarter — October 1, 2007 through December 31, 2007	$0.34	$0.17

The last sale price of our common stock on December 31, 2007, was $0.20.

Holders

As of November 30, 2007, our common stock was held of record by approximately 218 stockholders. This number does not include beneficial owners of common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries. There are issued and outstanding options to purchase 10,704,850 shares of our common stock and warrants to purchase 18,998,358 shares of our common stock.

Other than approximately 34,000,000 shares of common stock, all of our issued and outstanding shares of common stock are deemed to be restricted stock for purposes of Rule 144 under the Securities Act and, accordingly, may not be sold absent their registration under the Securities Act or pursuant to Rule 144 following their being held for the applicable holding periods set forth in Rule 144.

We became a reporting company under the Securities Exchange Act of 1934, as amended, upon the effectiveness of a Form 10 registration statement filed September 25, 2006.

Dividends

We have not paid any cash dividends to date and do not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of Neah Power Washington’s business.

Securities Authorized For Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

Plan Category	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(A)	(B)	(C)

Equity Compensation Plans Approved by Security Holders of Shares of Common Stock	10,000,000	$0.25	0
Equity Compensation Plans Not Approved by Security Holders(1)	704,850	0.25
Total:	10,704,850	$0.25	0

(1)  Subject to shareholder approval

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

The maximum number of shares of our stock that may be issued under the LTICP for awards other than cash awards is 10,000,000 shares. To date, the Committee has awarded stock options for 10,704,850 shares to employees, members of the Board and advisors and consultants of our company and our subsidiaries, and none of these options has as of yet been exercised. If we change the number of issued shares of common stock by stock dividend, stock split, spin-off, split-off, spin-out, recapitalization, merger, consolidation, reorganization, combination, or exchange of shares, the total number of shares reserved for issuance under the LTICP, the maximum number of shares which may be made subject to an award or all awards in any calendar year, and the number of shares covered by each outstanding award and the price therefor, if any, may be equitably adjusted by the Committee, in its sole discretion.

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

On March 14, 2006, the board of directors and the compensation committee authorized the issuance of options to purchase an aggregate of 6,589,500 shares of our common stock at an exercise price of $0.20 per share, which was the fair market value of our common stock on such date (with the exception of the 250,000 options issued to Mr. Abramowitz which are exercisable at $0.22 per share). On March 29, 2006, the board of directors and compensation committee agreed that all of Mr. Dorheim’s 162,500 severance options at $0.20 per share would be immediately vested as of such date. Through December 31, 2006 employees that resigned and new employees hired resulted in a net decrease of 264,000 existing stock options for a total of 6,325,500 options outstanding at December 31, 2006. During the nine months ended September 30, 2007, the board of directors granted 4,769,350 options and 390,000 options were cancelled or forfeited leaving 10,704,850 options outstanding at September 30, 2007.

BOARD OF DIRECTORS
	2007	2006

Paul Abramowitz	45,000	250,000
Dr. Daniel Rosen	1,285,000	600,000
Michael Solomon	45,000	350,000
Roger Walton	--	250,000
Leroy Ohlsen	85,000	450,000
Buzz Aldrin	521,000	--

TECHNICAL ADVISORY BOARD

Dr. Wilbert van den Hoek	--	250,000
Dr. Daniel Rosen	--	250,000
Roger Walton	--	250,000

EMPLOYEES AND OTHERS

Dr. John Drewery*	--	1,000,000
Stephen Tallman	--	400,000
Dr. Arthur Homa	60,000	450,000
David Dorheim	--	162,500
Chris D’Couto	2,250,000	--
Other employees	415,850	1,894,000
Others	162,500	--

*

Item 6: Management’s Discussion and Analysis or Plan of Operation

General

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The following discussion of our financial condition and results of operations should be read in conjunction with the audited financial statements of Neah Power Washington for the nine months ended September 30, 2007 and the year ended December 31, 2006, together with notes thereto included elsewhere in this annual report.

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

Having achieved stable, high power operation of our silicon-based chemical reactor (also referred to as a “stack”), we assembled a complete non-enclosed working prototype, including all auxiliary subsystem components, for bench-top testing during September 2007.

Our operational plan for fiscal year 2008 and 2009 includes several milestones that are set forth in our collaboration agreement with Novellus. See "Novellus Systems, Inc. on page 7.

Recent Developments

On December 19, 2007, we announced that our initial product offerings will focus on military applications requiring power sources that can operate without air and in harsh environments. Our working micro fuel cell prototype, which was demonstrated on September 28, 2007, runs as a closed loop system without requiring air as an oxidant. The focus on a closed loop system is based on customer needs for products that address "no air" needs such as underwater, underground, close quarters, high altitude and no atmosphere. We will continue to pursue the "air breathing" market, including military applications such as a BA-5590 replacement. As a result of the focus on a closed loop system, we believe it is unlikely that the milestones contained in our agreement with Novellus will be met. We are currently in the process of renegotiating our collaboration agreement with Novellus.

Overview

We have limited capital resources. Our auditor’s report for our financial statements as at and for the nine months ended September 30, 2007 and the year ended December 31, 2006 contains a “going concern” qualification indicating that our ability to continue as a going concern is substantially in doubt. We must, therefore, raise sufficient capital to fund our overhead burden and our continuing research and development efforts going forward.

Results Of Operations

For purposes of comparison, the following discussion compares the nine months ended September 30, 2007 with the nine months ended September 30, 2006

We had revenue of $49,057 for the nine months ended September 30, 2007 as compared to no revenue in the comparable nine months ended September 30, 2006. The revenue in 2007 was from the Federal Department of Defense (DoD), Office of Naval Research (ONR) pursuant to a contract for expense reimbursement related to certain technology development that began in July 2007 and is expected to continue for 12 months.

Research and development expenses for the nine months ended September 30, 2007 increased by $364,714 or approximately 12%, to $3,567,807 from the $3,203,093 recorded in the nine months ended September 30, 2006. The increase was primarily due to a net increase in wages, taxes and other employee related expenses of approximately $382,336 and an increase in stock based compensation related to research and development personnel of $87,350. These increases were somewhat offset by a net decrease of approximately $97,745 in facilities costs and project costs as well as a $46,180 net decrease in depreciation and other general expenses. The increase in salaries and related costs is due to the hiring of additional personnel to keep operations moving forward and on target.

General and Administrative expenses for the nine months ended September 30, 2007 were $2,119,196, a decrease of $63,756 or approximately 3%, from the $2,182,952 incurred in the comparable 2006 nine month period. This decrease was primarily due to a decrease in professional services expenses of approximately $319,688 most of which was a decrease in legal expense as the prior year’s period had a much higher cost due to the number of documents that were prepared and filed with the SEC. Approximately $165,000 of the legal fees were incurred in connection with the reverse merger that closed on March 9, 2006, and the Private Placement that closed on April 27, 2006. There was also a decrease in salaries and related costs of approximately $17,579 as well as a reduction in facilities expense and other costs of $32,668. These decreases were somewhat offset by an increase in special marketing consultant fees of $107,927, an increase in financing costs of approximately $38,880 and an increase in stock based compensation of $164,655 related to stock options granted to executive and administrative personnel.

Liquidity and Capital Resources

In May 2007, the Company closed on net proceeds of $6,353,498 from the sale of 12,845,038 common shares at $0.55 per share which also included 9,633,779 warrants one third of which are exercisable at $1.10, $1.60 and $2.00 respectively for 5 years after the offering date. Such warrants are generally exercisable only by the original purchaser.

In June 2007 we finalized negotiations with the Office of Naval Research ("ONR") for a research and development contract pursuant to a Congressional Appropriation of up to $1.75 million, primarily for expense reimbursement, over approximately a twelve month time frame that started in July 2007. There is also an additional Congressional Appropriation of up to $1.31 million which was approved in 2006 and for which we have submitted a proposal. We began related contract negotiations in early December and anticipate that we will close and begin work during the second quarter of fiscal 2008 and that it will continue for a 12 to 18 month period.

In November 2007 we sold two Convertible Notes for $500,000 each that are due June 28, 2008 and January 1, 2009 respectively and we received proceeds of $126,000 from the exercise of warrants at $0.20 per share which were reduced from the $1.10, $1.60 and $2.00 prices stated above for a six day period to induce exercise. A 10% commission is due to Jessup and Lamont Securities Corporation on all such warrant transactions.

Our current operating expenses, net of non-cash charges, are approximately $500,000 per month and as of September 30, 2007 we had cash balances of $710,441. This amount plus the grant and contract monies and Note proceeds and warrant proceeds mentioned above are not sufficient to support the current level of operations for the next 12 months and it will be necessary to obtain substantial additional financing. We intend to raise further immediate additional financing in the form of debt and the possible sale of common shares. However, we cannot be certain that any of such financings will be timely obtained on acceptable terms. If we are unable to obtain, on a timely basis, the additional financing required to meet our cash needs, we will have to reduce or curtail operations which would materially and adversely affect our development efforts.

In light of our current cash situation and new initial product focus on a closed loop system that does not require air as an oxidant, we are planning to streamline our operations to focus on our ONR agreement(s) and the development of a commercial liquid electrolyte prototype.  By focusing on these opportunities, we believe we can significantly reduce our monthly expenditures.  We believe this will best enable us to survive and move forward in the most efficient way possible, as we seek additional funding and explore strategic opportunities to maximize shareholder value.  There can be no assurance that these efforts will be successful.

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

Revenue Recognition

Revenues consist of contract revenues. Contract revenues are recognized as the related research is conducted.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” (“SFAS No. 141(R)”), which requires the Company to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation, expense acquisition costs as incurred and does not permit certain restructuring activities previously allowed under Emerging Issues Task Force Issue No. 95-3 to be recorded as a component of purchase accounting. The Company will adopt this standard at the beginning of the Company’s fiscal year ending September 30, 2010 for all prospective business acquisitions. The Company has not determined the effect that the adoption of SFAS No. 141(R) will have on its consolidated financial statements but the impact will be limited to any future acquisitions beginning in fiscal 2010.

 In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51,” (“SFAS No. 160”), which causes noncontrolling interests in subsidiaries to be included in the equity section of the balance sheet. The Company will adopt this standard at the beginning of the Company’s fiscal year ending September 30, 2010. The Company has not determined the effect that the adoption of SFAS No. 160 will have on its consolidated financial statements.

Beginning with our fiscal year ending September 30, 2008, we will become subject to the requirement to include in our annual report management’s assessment of internal controls over financial reporting. This assessment will require us to document and test our internal control procedures in accordance with Section 404 of the Sarbanes-Oxley act of 2002. Our independent registered public accountants will be required to attest to our assessment of internal controls beginning with our fiscal year ending September 30, 2009.

Item 7: Financial Statements

NEAH POWER SYSTEMS, INC.

FINANCIAL REPORT

SEPTEMBER 30, 2007 AND DECEMBER 31, 2006

[GRAPHIC OMITTED]
PETERSON SULLIVAN PLLC

CERTIFIED PUBLIC ACCOUNTANTS	TEL 206.382.7777 / FAX 206.382.7700
610 UNION STREET, SUITE 2300	http://www.pscpa.com
SEATTLE, WASHINGTON 98101

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Neah Power Systems, Inc.
Bothell, Washington

We have audited the accompanying consolidated balance sheets of Neah Power Systems, Inc., ("the Company") as of September 30, 2007 and December 31, 2006 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the nine months and year, respectively, then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Neah Power Systems, Inc., as of September 30, 2007 and December 31, 2006, and the results of its operations and its cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States.

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

/S/ PETERSON SULLIVAN PLLC

Seattle, Washington
January 10, 2008

NEAH POWER SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS
September 30, 2007 and December 31, 2006

	2007	2006
ASSETS
Current Assets
Cash and cash equivalents	$710,441	$1,141,905
Contract receivable	49,057	--
Prepaid expense	39,512	21,405
Total current assets	799,010	1,163,310
Property and equipment, net	197,090	434,059
Total Assets	$996,100	$1,597,369

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current Liabilities
Accounts payable	$894,045	$1,333,949
Accrued expenses	74,865	208,191
Equipment loan payable	--	29,840
Notes payable	--	1,965,000
Deferred revenue	189,500	189,500
Total current liabilities	1,158,410	3,726,480

Total liabilities	1,158,410	3,726,480
Commitments and Contingencies

Stockholders' Deficiency

Common Stock, $0.001 par value, 500,000,000 shares authorized, 119,932,700 and 106,915,431 shares issued, 116,179,700 and 103,162,431 shares outstanding	119,933	106,915
Additional paid-in capital	35,322,987	27,391,921
Treasury shares, 3,753,000 common shares, at no cost	--	--
Accumulated deficit	(35,605,230)	(29,627,947)
Total Stockholders' Deficiency	(162,310)	(2,129,111)
Total Liabilities and Stockholders' Deficiency	$996,100	$1,597,369

See Notes to Consolidated Financial Statements

NEAH POWER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Nine Months Ended September 30, 2007 and Year Ended December 31, 2006

	2007	2006
Revenues
Contract revenue	$49,057	$--
Operating Expenses
Research and development expense	3,567,807	4,347,868
General and administrative expense	2,119,196	2,572,712
Total operating expenses	5,687,003	6,920,580
Loss from operations	(5,637,946)	(6,920,580)
Interest expense, net	(339,337)	(1,112,548)
Net Loss	$(5,977,283)	$(8,033,128)
Basic and diluted net loss per common share	$(0.05)	$(0.10)
Weighted average basic and diluted shares outstanding	109,956,708	78,659,792

See Notes to Consolidated Financial Statements

NEAH POWER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2007 and Year Ended December 31, 2006

	2007	2006
Cash Flows From Operating Activities
Net loss	$(5,977,283)		$(8,033,128)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	282,099		400,012
Share-based payments included in operating expenses	1,228,229		1,164,851
Share based payments issued as additional loan consideration, accounted for as interest expense	307,357		665,000
Warrants issued by shareholder, accounted for as interest expense	--		357,000
Changes in operating assets and liabilities
Contract receivable	(49,057)
Prepaid expenses	(18,108)		(11,730)
Accounts payable	(439,904)		--
Accrued expenses	(133,325)		1,262,752
Net cash used in operating activities	(4,799,992)		(4,195,243)
Cash Flows From Investing Activities
Purchases of property and equipment	(45,130)		(2,990)
Sales of short-term investments	--		103,200
Cash received from GMI in acquisition	--		506,500
Net cash (used in) provided by investing activities	(45,130)		606,710
Cash Flows From Financing Activities
Proceeds from bridge financing	350,000		500,400
Net proceeds from borrowings on notes payable	--		1,965,000
Payments on equipment loans	(29,840)		(186,846)
Net proceeds of common stock sold to investors in Private Placement	--		2,140,000
Private Placement offering cost adjustment from settlement	55,000		--
Net proceeds from public offering	6,353,498		--
Payments on 2007 and 2006 Bridge Financings	(2,315,000)		--
Other	--		69
Net cash provided by financing activities	4,413,658		4,418,623
Net (decrease) increase in cash and cash equivalents	(431,464)		830,090
Cash and cash equivalents, beginning of period	1,141,905		311,815
Cash and cash equivalents, end of period	$710,441		$1,141,905
Supplemental disclosure of cash flow information
Cash paid for interest	$60,254		$8,297
Cash paid for income taxes	$--		$--
Non-Cash Investing and Financing Activities
Acquisition of NPSWA:
Convert NPSWA Series A and Series B preferred stock to common stock	$--		$(18,952,869)
NPSWA common stock issued to converting preferred shareholders	--		18,952,869
Adjust NPSWA common stock to reflect $0.001 par value	--		(19,225,636)
Record additional paid-in capital from adjustment of common stock to
$0.001 par value	--		19,225,636
Record NPSNV Series A preferred stock	--		6,500
Record par value of NPSNV common stock	--		10,481
Record additional paid-in capital of NPSNV preferred and common stock	--		489,519
Cash received from GMI in acquisition	--		(506,500)
Net cash effect of NPSWA acquisition	$--		$--
Other non-cash activities:
Convert NPSNV Series A preferred stock to common stock	$--	$	(6,500)
NPSNV common stock issued to converting preferred shareholders	--		62,628
Reduce NPSNV paid-in capital upon conversion of Series A preferred stock to common	--		(56,128)
Bridge loans converted to common stock	--		(500,400)
Common stock issued for convertible bridge loans	--		500,400
Net cash effect of other non-cash activities	$--		$--

See Notes to Consolidated Financial Statements

NEAH POWER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT )
For the Nine Months Ended September 30, 2007 and the Year Ended December 31, 2006

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Treasury Shares		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2005	583,449	$1,208,281	6,509,086	$17,744,588	888,795	$298,902	0	$-	$2,913,245	$(21,594,819)	$570,197
Convert NPSWA Series A and Series B preferred stock to common stock	(583,449)	(1,208,281)	(6,509,086)	(17,744,588)	7,092,535	18,952,869					-
Other adjustments by NPSWA prior to acquisition					9,127	69					69
Adjust number of NPSWA common shares to be same as GMI common shares					18,213,401						-
Adjust NPSWA common stock account to reflect $0.001 par value						(19,225,636)			19,225,636		-
Adjust NPSWA capital accounts to equal capital accounts of GMI	6,500,000	6,500			10,481,534	10,481			489,519		506,500
Convert bridge loans to common stock					2,502,000	2,502			497,898		500,400
Convert NPSNV Series A preferred stock to common stock	(6,500,000)	(6,500)			62,628,030	62,628			(56,128)		-
3,753,000 common shares returned to Company at no cost, to be held in treasury							(3,753,000)				-
Sell 4,600,000 common shares at $0.50/share, net of cash offering costs					4,600,000	4,600			2,135,400		2,140,000
Issue warrants valued at $159,000 to purchase 320,000 common shares to placement agent in stock sale, accounted for as cost of offering *											-
Issue 500,000 common shares valued at $665,000 to lenders, accounted for as interest expense					500,000	500			664,500		665,000
Share-based payments for services - common stock options									841,384		841,384
Share-based payments for research and development and interest expense -
common stock purchase warrants:
Crystal Research Associates									222,000		222,000
Palladium Capital Advisors									101,467		101,467
Recognize value of warrants issued to lenders by stockholder									357,000		357,000
Other adjustments					9						-
Net loss for the year ended December 31, 2006										(8,033,128)	(8,033,128))
Balances at December 31, 2006	-	$-	-	$-	106,915,431	$106,915	(3,753,000)	$-	$27,391,921	$(29,627,947)	$(2,129,111)

Shares and warrants issued as additional consideration for loan accounted for as interest expense					144,231	145			307,212		307,357

Sale of common shares in public offering, net of offering costs					12,845,038	12,845			6,340,653		6,353,498
Share based payments Common stock options and warrants issued or granted for services rendered									1,212,829		1,212,829
Shares issued for services rendered					28,000	28			15,372		15,400
Private Placement offering cost adjustment from settlement									55,000		55,000

Net loss for the nine months ended September 30, 2007										(5,977,283)	(5,977,283)

Balance at September 30, 2007	-	$-	-	$-	119,932,700,	$119,933	(3,753,000)	$-	$35,322,987	$(35,605,230)	$(162,310)

* No amount listed for this transaction as the amounts recognized as additional paid-in capital are offset by the offering costs.

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

The Company has developed what it believes is a potential breakthrough in the development of a direct methanol micro fuel cell, that can serve as a replacement for batteries in a variety of mobile products.

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

Using its patented technology based on porous silicon, the Company is developing this technology to produce its proprietary fuel cell for portable electronic devices to replace batteries that typically operate in the 10-100 watt range. These electronic devices are most commonly served by lithium-ion battery based power packs.

To date, the Company has achieved stable, high power operation of its silicon-based chemical reactor (also referred to as the “stack”), and has assembled a working prototype with all auxiliary subsystem components.

The Company intends to develop prototype devices that can be evaluated by original equipment manufacturers ("OEM’s") for the development of final fuel cell products that either the Company or potential licensees of the Company will use to manufacture final products for sale to the Company's partners, distributors, or OEM customers. The Company also intends to design and distribute the fuel cartridge that the Company's fuel cells require for refueling. The Company expects to generate revenues from both the sale and licensing of both fuel cartridges and the completed fuel cells. The Company's current business plan contemplates that the Company will subcontract to third parties substantially all of the production and assembly of these fuel cartridges. However, the Company may elect to produce the fuel cells through subcontractors and distribute them, or may opt to both manufacture and distribute the fuel cells. What decision the Company ultimately makes will depend upon its capital resources, production costs to be incurred and the resulting profit margins and cannot be predicted at this time.

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

Subsequent to September 30, 2007, the Company raised capital in November by selling two promissory notes for a total of $1,000,000 with proceeds of $815,000 received upon closing and $150,000 to be received upon a registration statement being declared effective by January 31, 2008 and $35,000 of related expenses were paid by the Company (see Note 17). The Company also received proceeds of $125,182 from the exercise of warrants by shareholders that acquired such warrants in the public offering in May 2007 (See Note 9). The exercise price of such warrants was reduced from $1.10, $1.60, and $2.00 to $0.20 (the then market trading value) for a period of six days in October 2007 in order to induce such exercise. A commission of 10% of the total proceeds of the warrant exercises is payable to Jessup and Lamont Securities Corporation. These total proceeds of $1,090,182 and certain ongoing expense reimbursement grant funding from the Office of Naval Research ("ONR") will fund the Company’s operations at least through February 2008. To meet its cash needs from that point forward, the Company intends to seek financing from potential strategic investors, debt and additional sales of securities. There is no assurance that the Company will be successful in raising this capital on a timely basis, if at all. The failure to obtain the necessary working capital would have a material adverse effect on the development program and business prospects and, depending upon the shortfall, the Company may have to curtail or cease its operations.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company have to curtail operations or be unable to continue in existence.

Note 3. Summary of Significant Accounting Policies

Change in Fiscal Year End

In November 2007, the Company’s Board of Directors approved a change in our fiscal year end from December 31 to September 30. The nine month results now being reported by the Company relate to the transitional period ended September 30, 2007. Comparative information for the nine months ended September 30, 2006 is included in the previously filed unaudited Quarterly Report on Form 10-QSB for the quarter and nine months ended September 30, 2006.

The following table presents certain comparative transition period financial information for the nine months ended September 30, 2007 and 2006 respectively.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Nine Months Ended September 30, 2007 and 2006

	2007	2006
Revenues		(Unaudited)
Contract revenue	$49,057	$--
Operating expenses
Research and development expense	3,567,807	3,203,093
General and administrative expense	2,119,196	2,182,952
Total operating expenses	5,687,003	5,386,045
Loss from operations	(5,637,946)	(5,386,045)
Interest (expense) income, net	(339,337)	19,056
Net Loss	$(5,977,283)	$(5,366,989)
Basic and diluted net loss per common share	$(0.05)	$(0.08)
Weighted average basic and diluted shares outstanding	109,956,708	70,567,398

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

Financial Instruments

The Company's financial instruments consist of cash and cash equivalents, contract receivable, accounts payable, accrued expenses, and for 2006, equipment loan payable and note payable. The fair value of all financial instruments approximates the recorded value based on the short-term nature and market interest rates of these financial instruments.

Depreciation and Amortization

Depreciation and amortization are calculated on a straight-line basis over the estimated useful lives of the related assets, ranging from three to five years for property and equipment. Leasehold improvements are amortized over the shorter of their useful lives or term of the lease.

Impairment of Long-Lived Assets

The Company's long-lived assets, including property and equipment, are reviewed for carrying value impairment at least annually or more frequently when events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company does not believe that any of its long-lived assets were impaired at September 30, 2007.

Revenue Recognition

Revenues normally consist of grant and contract revenues. The Company recognizes revenue when it has persuasive evidence of an arrangement, the services have been provided to the customer, the price for services is fixed and determinable, no significant unfulfilled Company obligations exist, and collectability is reasonably assured.

Grant revenues are recognized as the related research is conducted. Contract revenues consist of amounts recorded from services provided to a single customer. Revenues earned under such arrangements are recorded as earned either as milestones are achieved or as the services are provided. Upfront payments received under contractual arrangements are recognized as revenue over the service period.

Unearned revenues, recorded as deferred revenue in the balance sheet, were $189,500 as of September 30, 2007.

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

Share-Based Payments

In March 2006, the Company adopted its Long Term Incentive Compensation Plan ("the Plan") and stock options were granted to certain employees, officers and directors of the Company, certain former employees, and others at the time of adoption of the Plan. The Company granted additional stock options under the Plan to certain officers, directors and employees and also granted stock purchase warrants to non-employees and other parties throughout the year ended December 31, 2006 and the nine months ended September 30, 2007.

Grants of stock options under the Plan are accounted for in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No.123 (revised 2004), Share-Based Payment ("SFAS 123(R)"). Grants of stock options under the Plan and grants of stock purchase warrants to non-employees and other parties are accounted for in accordance with the Financial Accounting Standards Board's Emerging Issue Task Force Abstract, EITF 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services ("EITF 96-18").

To calculate the value of share-based payments, the Company uses the Black-Scholes fair value option-pricing model with the following weighted average assumptions for options and warrants granted during the nine months ended September 30, 2007 and the year ended December 31, 2006:

	2007	2006
Risk free interest rate	4.9%	4.7%
Expected dividend yield	0.0%	0.0%
Volatility	138.6%	122.0%
Expected life in years	10.0	10.0

Share-based payments recognized as operating expense are as follows for the nine months ended September 30, 2007, and year ended December 31, 2006:

	2007	2006
Common stock options	$1,196,204	$841,384
Common stock purchase warrants:
Crystal Research Associates (Note 11)	--	222,000
Palladium Capital Advisors (Note 7)	--	101,467
Lippert/Heilshorn & Associates	16,625	--
Total warrants	16,625	323,467
Total share based payments	1,212,829	1,164,851

Total share based payments were recorded as follows:
Research and development expense	370,015	547,966
General and administrative expense	842,814	616,885
	$1,212,829	$1,164,851

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

Basic weighted average common shares outstanding, and the potentially dilutive securities excluded from loss per share computations because they are antidilutive, are as follows for the nine months ended September 30, 2007 and the year ended December 31, 2006:

	2007	2006
Basic and diluted weighted average common stock shares outstanding	109,956,708	78,659,792
Potentially dilutive securities excluded from loss per share computations:
Common stock options	10,704,850	6,325,500
Common stock purchase warrants	18,998,358	9,059,000

Recent Accounting Pronouncements

In accordance with Release No. 8760 of the Securities Act of 1933, commencing with the Company's fiscal year ending September 30, 2008, the Company will become subject to the requirement to include in its annual report management's assessment of internal controls over financial reporting. This assessment will require the Company to document and test its internal control procedures in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. The Company's independent registered public accountants will be required to attest to the Company's assessment of internal controls for its fiscal year ending September 30, 2009.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” (“SFAS No. 141(R)”), which requires the Company to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation, expense acquisition costs as incurred and does not permit certain restructuring activities previously allowed under Emerging Issues Task Force Issue No. 95-3 to be recorded as a component of purchase accounting. The Company will adopt this standard at the beginning of the Company’s fiscal year ending September 30, 2010 for all prospective business acquisitions. The Company has not determined the effect that the adoption of SFAS No. 141(R) will have on its consolidated financial statements but the impact will be limited to any future acquisitions beginning in fiscal 2010.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51,” (“SFAS No. 160”), which causes noncontrolling interests in subsidiaries to be included in the equity section of the balance sheet. The Company will adopt this standard at the beginning of the Company’s fiscal year ending September 30, 2010. The Company has not determined the effect that the adoption of SFAS No. 160 will have on its consolidated financial statements.

Note 4. Property and Equipment

	September 30,	December 31,
	2007	2006
Laboratory equipment	$1,356,414	$1,317,165
Leasehold improvements	579,641	579,641
Computer equipment and software	140,602	134,721
Office furniture and equipment	56,000	56,000
Subtotal	2,132,657	2,087,527
Accumulated depreciation and amortization	(1,935,567)	(1,653,468)
Property and equipment, net	$197,090	$434,059

Note 5. Accrued Expenses

	September 30,	December 31,
	2007	2006
Vacation pay	$50,537	$39,573
Accrued interest	4,199	--
Payroll and payroll taxes	20,129	168,618
Total	$74,865	$208,191

Note 6. Equipment Loan Payable

An equipment loan secured by laboratory and testing equipment was payable $6,042 per month, including interest at 6%. The balance due of $29,840 at December 31, 2006, was paid in full during the nine months ended September 30, 2007.

Note 7. Notes Payable

In November 2006, the Company borrowed $415,000 from existing shareholders pursuant to notes payable bearing interest at 10% that were due May 26, 2007. In addition, the Company's largest shareholder granted one-year warrants to one of the lenders as additional consideration. These warrants, to purchase 500,000 shares of the Company's common stock owned by the shareholder at $0.55 per share, were valued at $357,000, and were recorded as additional interest expense and a contribution of capital to the Company in the year ended December 31, 2006.

In December 2006, the Company borrowed $1,550,000 from six accredited institutional investors. The investors also received 500,000 shares of common stock, valued at $665,000, as additional consideration which was recorded as additional interest expense in the year ended December 31, 2006. In addition, Palladium Capital Advisors, LLC, the Distributor, received a five-year warrant to purchase 81,579 common shares at $1.33 per share. This warrant was valued at $101,467 and was recorded as additional interest expense in the year ended December 31, 2006.

All of the above loans were repaid from proceeds of the public offering in May 2007.

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

Note 9. Sale of Common Shares in Private Placement and Public Offering

In April 2006, the Company sold 4,600,000 shares of common stock under a private placement to accredited investors for $0.50 per share. The Company realized, after cash offering costs of $160,000, a net of $2,140,000. The placement agent received five-year warrants to purchase 320,000 common shares at $0.60 per share. These warrants were valued at $159,000 and were recorded as a non-cash cost of the offering. See Note 14 for information on a settlement with the placement agent.

On May 11, 2007, the Company closed a public offering of common stock and warrants through Empire Financial Group, Inc. with total gross proceeds raised of $7,064,771. After commissions and offering and distribution expenses of $711,273, the Company received net proceeds of $6,353,498. The Company sold 12,845,038 shares of common stock at a price of $0.55 per share, which included warrants to purchase up to 75% of the number of shares purchased, at exercise prices of $1.10, $1.60 and $2.00, respectively, for each 25%, expiring on the fifth anniversary of the offering. Such warrants are generally exercisable only by the original purchaser. The underwriter’s sales commission was 9.2 % of the total amount of proceeds raised, plus $61,314 in underwriter’s expenses, legal fees and other offering costs.

The Company used a portion of the proceeds of the offering to repay $1,550,000 for the December 2006 bridge loans, $415,000 for the November 2006 affiliate loans, $350,000 for the March 2007 bridge loan, $162,307 in deferred and past due salary to our President & CEO, $515,000 for general accounts payable and accrued expenses and $150,000 was paid to Novellus. In the same offering the company registered an additional 7,684,579 of shares for the benefit of existing shareholders.

Note 10. Stock Option Plan

In March 2006, the Company adopted its Long Term Incentive Compensation Plan ("the Plan"). NPSWA had a stock option plan that was cancelled, along with all of its outstanding stock options and stock purchase warrants, upon completion of the acquisition by the Company.

The Plan is to continue for a term of ten years from the date of its adoption. The Plan is administered by the Compensation Committee ("the Committee") of the Company's Board of Directors. A maximum of 10,000,000 shares of Company common stock can be issued under the Plan. To date, the Company has awarded stock options for 10,704,850 shares to employees, members of the Committee, the Board, and advisors and consultants to the Company, and none of these options has as of yet been exercised. Options are exercisable for ten years from date of grant. All current members of the Committee have received grants of stock options under the Plan. Options granted in excess of 10,000,000 will require shareholder approval.

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

The following table summarizes stock option activity during the nine months ended September 30, 2007 and year ended December 31, 2006:

Options Outstanding	Weighted Average Exercise Price
Initial grant - March 2006	6,589,500	$0.24
Additional grants through December 31, 2006	66,000	1.73
Forfeitures	(330,000)	0.20
Exercised	0
Outstanding at December 31, 2006 (3,671,500 exercisable options)	6,325,500	$0.24

Grants during the nine months ended September 30, 2007	4,769,350	0.40
Forfeitures and cancellations	(390,000)	0.69
Exercised	0
Outstanding at September 30, 2007 (8,229,850 exercisable options )	10,704,850	$0.29

The weighted average fair value of the options granted during the period ended September 30, 2007 and December 31, 2006, was $0.40 and $0.25 respectively and the weighted average remaining contractual lives of outstanding options was 8.5 years and 9.3 years respectively.

Note 11. Common Stock Purchase Warrants

A summary of warrants outstanding at September 30, 2007 and December 31, 2006, follows:

		Number of	Fair Value	Exercise
Date	Action	Warrants	at Issuance	Price	Expiration Date

April 2006	Grant to Novellus under collaboration agreement	4,705,000	$16,000,000	$0.001	Apr 2011
April 2006	Grants to note holders in conversion	3,753,000	0	0.20	Apr 2011
April 2006	Grants to placement agent	320,000	159,000	0.60	Apr 2011
April 2006	Grants to CRA	200,000	222,000	0.85	Apr 2011
Dec. 2006	Grant to Palladium	81,579	101,467	1.33	Dec 2011

Balance at December 31, 2006		9,059,579	16,482,467

May 2007	Camofi Master LDC	125,000	55,823	0.55	Mar. 2012
May 2007	Included with public offering	3,211,260	1,321,038	1.10	May 2012
	Included with public offering	3,211,260	1,280,731	1.60	May 2012
	Included with public offering	3,211,259	1,254,552	2.00	May 2012
Sept. 2007	Lippert/Heilshorn	180,000	73,712	0.51	Sep. 2011

Balance at September 30, 2007		18,998,358	20,468,323

Camofi Master LDC

In March 2007, Camofi Master LDC received a five-year warrant to purchase 125,000 common shares at $0.55 per share, 96,154 shares to be registered and 48,077 restricted shares as additional consideration for a loan of $350,000 which was convertible into common shares at $0.964 per share. The loan was paid in full from proceeds of the public offering in May 2007. The values of the additional consideration, which were recorded as non cash interest expense in the nine months ended September 30, 2007, were as follows:

Warrant Value	$83.296
Registered Shares	62,970
Restricted Shares	31,485
Beneficial Conversion Feature	129,606

Total Consideration	$307,357

Novellus

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

The milestones to which we have agreed with Novellus under a letter agreement relating to the technology collaboration agreement, as well as the target dates for completion and the related vesting schedule of the warrant, are as follows:

(1)
The warrant will vest as to ten percent (10%) of the shares of our common stock when Novellus and we complete a fully self contained prototype fuel cell capable of producing 10 Watts of power continuously for 5 hours using one detachable cartridge. The prototype will be approximately 40% larger than the intended size of our initial military product.

Milestone Date: September 30, 2007

(2)
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

Milestone Date: September 30, 2007

(3)	The warrant will vest as to fifty percent (50%) of the shares of our common stock when Novellus and we complete all of the following tasks:

•	Establish a pilot production line to assemble completed fuel cells.

•
Finalize a manufacturing process for silicon electrodes based on the most common silicon wafer format, based on commercially available equipment, and identification of a manufacturing partner that is capable and willing to run the process.

•	Reduce the cost of processing porous silicon electrodes to $30 or less per silicon wafer. One silicon wafer is expected to yield 12 electrodes.

Milestone Date: December 31, 2007

(4)	The warrant will vest as to twenty-five percent (25%) of the shares of our common stock when Novellus and we complete all of the following tasks:

•
Reduce the electrode catalyst loading to 25-30% of its value as of May 2005. Catalyst materials form a large part of the production cost of any methanol fuel cell; reaching this target would allow us to meet our cost of goods targets in the future.

•	Develop a plan to scale our fuel cell production process to commercial volumes, and to adapt it to commercially available equipment.

Milestone Date: March 31, 2008

The agreement with Novellus contains the following incentives for Novellus to complete the four milestones described above by their respective target dates:

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

•
If the milestone is completed after 210 days following the target date but on or before 300 days following the target date, there will be a two-third penalty and only 33.33% of the Warrants scheduled to vest under the milestone will vest in Novellus; or

•	If the milestone is completed after 300 days following the target date, there will be a 100% penalty and 0% of the Warrants scheduled to vest under the Milestone will vest in Novellus.

The value of the warrant has been calculated using the Black Scholes method pursuant to FASB Statement of Financial Accounting Standards No. 123(R) at approximately $16,000,000 and will be accounted for ratably as each specific milestone is achieved. Because no milestones have yet been reached, no expense has been recorded for the warrant through September 30, 2007.

Based on the current status of development of a military battery replacement fuel cell and particularly in light of our focus on developing a closed loop system, we believe it is unlikely that the above milestones will be met either on their initial or extended target dates. As a result, we are currently in negotiations with Novellus regarding a replacement for the current technology collaboration agreement and warrant agreement. There can be no assurance that such replacement agreements will be successfully negotiated.

Under certain circumstances, the Company can exercise a repurchase right to acquire warrant stock acquired by Novellus prior to achieving any specific milestone. Under such circumstances, Novellus could only recover the exercise price it had paid for the repurchased stock.

In connection with our entry into the amended technology collaboration agreement with Novellus on May 26, 2006, we issued an option to purchase 1,000,000 shares of our common stock to Dr. Drewery. The option will vest upon completion of the milestones applicable to the warrant issued to Novellus. Because no milestones have yet been reached, no expense has been recorded for the option though September 30, 2007

Convertible Notes Converted to Common Stock in April 2006

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

Private Placement in April 2006

As described in Note 9, in April 2006, the Company sold 4,600,000 shares of common stock under a private placement. The placement agent received five-year warrants to purchase 320,000 common shares at $0.60 per share. These warrants were valued at $159,000 and have been recorded as a non-cash cost of the offering. See Note 14 for information on a settlement with the placement agent.

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

Lippert/Heilshorn and Associates

As of June 26, 2007 warrants to acquire 180,000 shares of common stock were issued to Lippert/Heilshorn, the Company's public relations firm, at an exercise price of $0.51 per share.  Such warrants vest quarterly over a one year period.

Public Offering of Securities

In May 2007, the Company sold 12,845,038 shares of common stock at $0.55 per share which shares included three warrants for every four shares acquired and are exercisable in three tranches at $1.10, $1.60 and $2.00 respectively. The warrants expire on the fifth anniversary of the offering and are generally exercisable only by the original purchaser. The underwriter’s sales commission was 9.2 % of the total amount of proceeds raised, plus $61,314 in underwriter’s expenses, legal fees and other offering costs. The exercise price of the warrants was reduced to $0.20 per share for a six day period in October 2007 to induce exercise and in November 2007 the Company received proceeds of $126,182 from the exercise of 630,091warrants

Note 12. Income Taxes

Significant components of the Company's deferred tax assets and liabilities and related valuation allowances are as follows as of September 30, 2007 and December 31, 2006:

	2007	2006
Deferred tax assets (liabilities):
Accelerated depreciation	$(80,000)	$148,000
Research & development credit	793,000	678,000
Accrued vacation	17,000	16,000
Shared-based compensation expense	816,000	399,000
Net operating loss carryforwards	10,861,000	9,246,000
Total net deferred tax assets	12,407,000	10,487,000
Valuation allowance	(12,407,000)	(10,487,000)
Deferred tax assets, net of valuation allowance	$-	$-

The Company has established a valuation allowance as of September 30, 2007 and December 31, 2006, due to the uncertainty of future realization of the net deferred tax assets. During the nine months ended September 30, 2007 and the year ended December 2006, the valuation allowance increased by $1,920,000 and $2,852,000, respectively.

The difference between the tax at the statutory federal tax rate and no tax provision recorded by the Company for the nine months ended September 30, 2007, and the year ended December 31, 2006, is primarily due to the Company's full valuation allowance against its deferred tax assets.

At September 30, 2007, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $31,900,000 and research and development credit carryforwards of approximately $793,000 available to offset future income that expire through 2022. Utilization of the carryforwards is dependent on generating future taxable income and will be limited by Internal Revenue Code Section 382 due to the more than 50% change in control in NPSWA's ownership in its acquisition by the Company in March 2006.

Note 13. Significant Agreements

Development Agreement with a Customer

The Company was party to a development agreement with a customer to develop proof-of-concept fuel cell power source prototypes (Phase I) and, if successful and elected by the customer, the development of fuel cell power sources (Phase II). The Company received $344,000 for certain services in Phase I and recognized revenue of $154,500 for the completion of the initial Phase I requirement in 2004 and deferred the balance of $189,500 until the related services are rendered and the final Phase I milestone is reached. The Company believes this will occur in 2008, at which time the customer will then have the right to choose whether or not to continue further with Phase II.

Employment Contract with the President and CEO

In March 2006, the Company entered into an employment contract with its President and CEO, Paul Abramowitz. The contract called for an annual salary of $270,000 plus customary executive benefits. Mr. Abramowitz agreed to defer $112,500 of the annual salary until the Company raised a minimum of $5,000,000. Mr. Abramowitz could then either receive the deferred amount or convert it to options that vested at 1/12 per month, effective March 2006, and were exercisable at $0.85 per share. Mr. Abramowitz received his deferred salary in full from proceeds of the public offering in May 2007 and all such options were cancelled.

On August 8, 2007, the Company entered into a new Employment Agreement with Mr. Abramowitz under the terms of which Mr. Abramowitz initially receives a base salary per annum of $275,000, an annual bonus at the reasonable discretion of the Company’s Board of Directors, and other usual and customary benefits and perquisites. The initial term of the Agreement commenced on August 1, 2007 and continues until December 31, 2008, unless terminated earlier pursuant to the terms of the Employment Agreement. The Agreement will be automatically renewed for an additional two-year term, unless either party gives written notice of its intention to terminate the Employment Agreement at least six months prior to the automatic renewal date.

If Mr. Abramowitz is terminated without cause or resigns for good reason, his benefits would include the following: (i) his salary prorated through the date of termination, together with any accrued benefits, (ii) a lump sum cash severance payment equal to one year of additional salary, (iii) all unvested stock options will immediately become vested, and (iv) all fringe benefits shall continue for a period of two years from the date of termination.

Services Agreement with the Executive Chairman

On August 17, 2007, the Company entered into a Services Agreement with Dan Rosen, our Executive Chairman whereby Dr. Rosen will be the primary company spokesperson and liaison to the investment community. Dr. Rosen is paid a monthly fee of $18,750 of which $12,500 is currently being deferred. Dr. Rosen also received options to acquire 1,000,000 shares of Company common stock at an exercise price of $ 0.245 per share of which 250,000 vested upon grant and 250,000 will vest every three months through May 17, 2008.

Employment Contract with the Chief Operating Officer

On September 17, 2007, the Company entered into an Employment Agreement with Dr. Gerard C. (Chris) D’Couto, who was appointed as our Chief Operating Officer. Under the terms of the Agreement, he will initially receive a base salary of $225,000 per annum, a bonus equal to 50% of his base salary upon the completion of certain milestones, the usual and customary executive benefits and perquisites and 2,250,000 stock options. The options vest 750,000 upon grant and 750,000 on each of March 17, 2008, and June 17, 2008, and all unvested options will immediately vest in the event of a change in control. In the event Dr. D’Couto’s employment is terminated (i) for any reason other than for cause or a winding down of our operations or (ii) due to a change in control where he is not offered a comparable position at a similar compensation, Dr. D'Couto will be entitled to a severance payment equal to six months of his then current base salary.

Novellus

In connection with the acquisition of NPSWA by the Company, Novellus, a current stockholder of the Company and a former stockholder of NPSWA, agreed to cancel warrants of NPSWA it held and the Company agreed to pay by November 30, 2006, approximately $150,000 owed to Novellus for services. In addition, on May 24, 2006, the Company and Novellus negotiated the final terms of a new collaboration agreement and on May 26, 2006, the Company issued 4,705,000 new warrants to Novellus, which are described in detail in Note 11. The Company paid the $150,000 to Novellus from proceeds of the public offering in May 2007.

Based on the current status of development of a military battery replacement fuel cell and particularly in light of our focus on developing a closed loop system, we believe it is unlikely that the above milestones will be met either on their initial or extended target dates. As a result. we are currently in negotiations with Novellus regarding a replacement for the current technology collaboration agreement and warrant agreement. There can be no assurance that such replacement agreements will be successfully negotiated.

Crystal Research Associates

On April 7, 2006, the Company signed a contract with CRA for market research. The cost of the research program was $35,000 plus out-of-pocket expenses and 200,000 warrants, which are described in detail in Note 11.

Danfoss A/S

In June 2006, the Company entered into a research agreement with Danfoss A/S, ("Danfoss"), a Danish company. The costs of Danfoss' services were estimated to be $280,000, of which approximately $70,000 was incurred in the nine months ended September 30, 2007 and approximately $98,000 was incurred in the year ended December 31, 2006. Danfoss also agreed to grant a license to the Company so that any specific Danfoss technology or software can be used by the Company and the technology that is developed jointly will be owned by the Company. The Company will pay a royalty of 3% of the sales value of certain products and technology that arise from this agreement. In December 2007, this contract terminated due to difficulties encountered by Danfoss in completing the requirements for Phase 3. The Company is now negotiating with a U.S. based firm that is able to complete what is necessary to finish Phase 3.

Note 14. Commitments and Contingencies

The Company currently leases both its corporate headquarters and laboratory facilities on a month-to-month basis and also is negotiating with the landlord for a new space in which we intends to combine our operating and administrative personnel. As of September 30, 2007, monthly minimum rental and related payments were approximately $14,600 per month. Rental expense was approximately $133,940 and $186,000 for the nine months ended September 30, 2007 and year ended December 31, 2006, respectively.

The Company's former securities counsel claims it is owed $200,000 for legal fees. The Company believes that there is an agreement in place to cap these fees at $60,000. No formal legal action has been taken in this matter.

On November 26, 2007, the Company entered into a Settlement Agreement and Mutual Release with its former placement agent, Burt Martin Arnold Securities, Inc., and the lawsuit it filed on December 5, 2006, has been dismissed with prejudice. The Company agreed to deliver 350,000 fully registered shares of its common stock. If a registration statement does not become effective within 120 days, the Company will satisfy the settlement obligation with a cash payment of $105,000.

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

See Note 13 regarding employment and services contracts with certain officers of the Company.

In July 2007, the Company issued 28,000 shares of common stock to David M. Barnes, the Company's Chief Financial Officer, in payment of monies due for services rendered. The shares were valued at $15.400.

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

5. Eliminate Neah Power - Washington's investment in Neah Power - Nevada.

Note 17. Subsequent Events

On November 9, 2007, the Company sold a 10% convertible secured promissory note due January 1, 2009 to EPD Investment Co., LLC (“EPD”) for gross proceeds of $500,000. The note is convertible to shares of common stock at $0.29 per share. EPD will receive 1.25 million common shares and a 5-year warrant to purchase 500,000 shares at $0.29 per share, as well as additional shares if we do not repay the loan or effect a registration statement for the shares by specified dates.  The note is secured by common shares valued at five times the outstanding note balance, and is further secured by a security interest in substantially all of our assets until 45 days after a registration statement for all shares is declared effective.

On November 13, 2007, as consideration and security for the EPD financing, the Company issued 12.5 million shares of common stock to be held in escrow pursuant to the terms of the purchase agreement and related transaction agreements. The Company also issued the five-year warrants to purchase up to 500,000 additional shares of our common stock at $0.29 per share. These securities were issued without registration pursuant to the exemption afforded by Section 4(2) of the Securities Act of 1933, as a transaction by us not involving any public offering.

On November 28, 2007, the Company sold a 12% convertible secured promissory note due June 28, 2008 to CAMHZN Master LDC (“CAMHZN”) for gross proceeds of $500,000. $315,000 was received at the closing, net of costs of $35,000 and the remaining $150,000 will be paid to the Company upon our registration statement becoming effective. The Company will file a registration statement with the Securities and Exchange Commission immediately following the filing of this Form 10-KSB. There is a penalty of $10,000 per month for any delays in the Company's registration statement being declared effective. The note is convertible to shares of common stock at $3.00 per share. CAMHZN will receive 1.1 million common shares and a 5-year warrant to purchase 250,000 shares at $0.22 per share, as well as additional shares if the Company does not repay the loan or effect a registration statement for the shares by specified dates. The note is secured by 8,000,000 shares of the Company's common stock.

As consideration and security for this financing, the Company issued 10.5 million shares of common stock to be held in escrow pursuant to the terms of the letter agreement and related transaction agreements. The Company also issued five-year warrants to purchase up to 250,000 additional shares of our common stock at $0.22 per share. These securities were issued without registration pursuant to the exemption afforded by Section 4(2) of the Securities Act of 1933, as a transaction by the Company not involving any public offering.

The Company also received gross proceeds of approximately $126,000 in November 2007 from exercises of warrants issued in connection with our underwritten public offering, at an agreed amended exercise price of $0.20 per share for a six day period in October 2007 pursuant to an amendment to the warrant exercise agreements. The Company has agreed to pay Jessup & Lamont Capital Markets, Inc. and its affiliate Jessup & Lamont Securities Corporation a placement fee of 10% of the gross proceeds from such exercises.

See Note 14 for information about the settlement with the placement agent for the Company's April 2006 private placement.

Item 8: Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

There are not and have not been any disagreements between us and our accountants on any matter of accounting principles, practices or financial statement disclosure.

Item 8A: Controls and Procedures

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

As of September 30, 2007, an evaluation was performed under the supervision and with the participation of our management, including our chief executive and financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our chief executive and financial officer concluded that our disclosure controls and procedures are effective to ensure that required material information is included in this report. There has been no change in our internal control over financial reporting during the current quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
Paul Abramowitz	51	Vice Chairman, Chief Executive Officer and President
Dr. Daniel Rosen	55	Chairman of the Board of Directors
Dr. Arthur Homa	52	Vice President of Engineering
Leroy Ohlsen	32	Chief Technology Officer and Director
David M. Barnes	65	Chief Financial Officer
Dr. Gerard C. D’Couto	40	Chief Operating Officer
Michael Solomon	54	Director
Dr. Buzz Aldrin	77	Director

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

Daniel Rosen, Ph.D.  Dr. Rosen has served as the chairman of the board of directors of Neah Power Washington since 2000 and Executive Chairman since August 17, 2007. Dr. Rosen is CEO of Dan Rosen & Associates, a business he founded in 2006. For six years prior thereto, he was the founding general partner of Frazier Technology Ventures, a technology venture capital firm. Prior to 2000, Dr. Rosen served in several executive posts while at Microsoft, including General Manager of New Technology at Microsoft Research and General Manager, MSN Network. Earlier in his career, Dr. Rosen was the VP and general manager of AT&T’s first consumer Internet offering and AT&T’s first Managing Director for Northern & Eastern Europe. He holds a Ph.D. in biophysics from the University of California San Diego and a B.A. in biology from Brandeis University.

Arthur Homa, Ph.D.  Dr. Homa has been Vice President of Engineering for our Company since July 2003. From 2001 to 2003, Dr. Homa worked as an independent consultant with respect to technology transfers. He has over 20 years of technical management experience in the electrochemical and battery industries. He has held senior posts at Bolder Technologies, an early-stage battery development company, as well as Rayovac Corporation and General Electric Company. He has extensive experience in managing research and development operations and in advancing technology from the laboratory stage to a high-volume, highly automated commercial production capability. Dr. Homa received his Ph.D. in Electrochemistry from Case Western Reserve University in 1981, and earned his B.A. in Chemistry from Franklin & Marshall College in Lancaster, PA in 1976.

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

David M. Barnes. Mr. Barnes has over 40 years of experience as a chief financial officer and senior executive for a number of publicly traded companies, and has coordinated audits and supervised the preparation and filing of public disclosure documents. Mr. Barnes served as Chief Financial Officer of Cyber Defense Systems, Inc. (CYDF) from August 2005 through November 2007 and from April 1996 through July 2006 he served as Chief Financial Officer of American United Global, Inc. (Now SLTN). He also is an advisor, director and member of the audit committees and compensation committees of a number of other public companies, including China Direct, Inc. (CDS), MDWerks, Inc. (MDWK), Thinkpath Inc. (THPHF), Searchhelp, Inc. (SHLP), Medical Solutions Management, Inc. (SMSI),and Fleet Lease Disposal Corp., a private company.

Mr. Barnes currently devotes approximately 45% of his professional time to the affairs of our Company in his capacity as our chief financial officer and the remaining 55% is devoted to his other positions mentioned herein. We believe that this is an adequate amount of time to serve our current needs for our chief financial officer, as we have a part-time controller and other accounting staff and do not believe that we currently require a full-time chief financial officer. We do, however, anticipate that we will commence efforts to hire a full-time chief financial officer by the second quarter of fiscal year 2008.

Dr. Gerard C. (Chris) D’Couto. Dr. D'Couto has been appointed as our Chief Operating Officer, a new position at our company, effective September 17, 2007. Prior to joining our company, Dr. D'Couto served as senior director of marketing at FormFactor Inc. from January 2006, where he headed the launch of NAND flash and DRAM sort probe cards that are critical to the ongoing success of our company. Prior to that, Dr. D'Couto had a nine-year tenure at Novellus Systems, Inc., with positions of increasing responsibility ranging from product management to technology development and sales. Prior to that, Dr. D'Couto worked at Varian Associates and as a consultant to Intel Corporation. Dr. D'Couto received a bachelor's degree in chemical engineering from the Coimbatore Institute of Technology in India and also received a master's and a doctoral degree in chemical engineering from Clarkson University in New York. Dr. D'Couto also earned an MBA from the Haas School of Business at the University of California, Berkeley.

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

Buzz Aldrin, Ph.D.  Dr. Aldrin, a former U.S. astronaut best known for his moon walk during the Apollo XI mission in 1969, received his Doctorate in Astronautics from MIT. Since retiring from NASA, the Air Force, and his position as Commander of the Test Pilot School at Edwards Air Force Base, Dr. Aldrin has remained at the forefront of efforts to ensure a continued leading role for America in manned space exploration. In 1993 Dr. Aldrin received a U.S. patent for a permanent space station he designed. In 1996 he founded Starcraft Boosters, Inc., a rocket design company, and in 1998 he created the ShareSpace Foundation, a nonprofit devoted to opening the doors to space tourism for all people. Dr. Aldrin earned a Doctorate in Astronautics from the Massachusetts Institute of Technology in Manned Space Rendezvous. The techniques he devised were used on all NASA missions, including the first space docking with the Russian Cosmonauts. Dr. Aldrin has been presented the Presidential Medal of Freedom, the United States highest honor.

Directors are elected to serve for a term of one year or until their successors are duly elected and qualified. Directors are not compensated for serving as such, though they may receive options to purchase shares of our common stock and reimbursement for properly documented and authorized expenses. Officers serve at the discretion of the board of directors.

FAMILY RELATIONSHIPS

There are no family relationships among any of our directors or executive officers.

LEGAL PROCEEDINGS

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of our Company during the past five years.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors and persons who beneficially own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. These insiders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file, including Forms 3, 4 and 5. Based solely upon our review of copies of such forms that we have received, and other information available to us, to the best of our knowledge all required forms have been filed on a timely basis except as follows:

For the nine months ended September 30, 2007, Daniel Rosen filed one late report regarding an award of stock options. The transaction was reported to the SEC on August 24, 2007. The report was filed late due to a delay in communication between us and Dr. Rosen.

For the nine months ended September 30, 2007, David Barnes filed one late report regarding the issuance of common stock as partial compensation for services. The transaction was reported to the SEC on July 18, 2007. The report was filed late due to a delay in communication between us and Mr. Barnes.

For the nine months ended September 30, 2007, Buzz Aldrin filed one late report regarding the award of stock options. The transaction was reported to the SEC on March 13, 2007. The report was filed late due to a delay in communication between us and Dr. Aldrin.

For the nine months ended September 30, 2007, Gerard C. D'Couto filed one late report regarding the award of stock options. The transaction was reported to the SEC on September 5, 2007. The report was filed late due to a delay in communication between us and Dr. D'Couto.

CODE OF ETHICS

We have a Code of Ethics that applies to our directors and officers or others performing similar functions. Any person can receive a free copy of our Code of Ethics upon written request to the Company.

AUDIT COMMITTEE OF THE BOARD OF DIRECTORS

We have an audit committee of the Board of Directors, consisting entirely of independent directors. The Audit Committee consists of: Michael F. Solomon and Buzz Aldrin. The Audit Committee functions in part as an independent and objective party with oversight of the Company’s financial reporting process and internal controls. Mr. Solomon and Dr. Aldrin are the financial experts on our audit committee as defined by Item 407(d)(5)(ii) of Regulation S-B.

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

In addition, we have a Technical Advisory Board comprised of Dr. John Drewery, Dr. Daniel Rosen, Wilbert van den Hoek and Roger Walton. The Technical Advisory Board advises us and our board of directors on matters relating to our technology.

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The firm of Peterson Sullivan PLLC has been appointed to serve as our independent registered public accounting firm for the 2008 fiscal year unless the Audit Committee deems it advisable to make a substitution.

Item 10: Executive Compensation

The following table sets forth the total compensation received by the named executive officer during the transition period (nine months) ended September 30, 2007 and the fiscal year ended December 31, 2006:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Paul Abramowitz	2007		$206,250	—	—	$75,535	—	—			$281,785
President & CEO	2006		223,767	—	—	$45,722	—	—			269,489

David Dorheim	2007	$		—	—	—	—	—	—	$
Former President & CEO	2006		$125,000	—	—	$31,126	—	—	—		$156,126

Arthur Homa	2007		$155,060	—	—	$26,465	—	—	—		$155,060
VP Engineering	2006		$187,249	—	—	$86,197	—	—			$273,446

Leroy Ohlson	2007		$82,843	—	—	$17,150	—	—	—		$87,488
Chief Technology Officer	2006		$101,352	—	—	$81,408	—	—	—		$182,760

Daniel Rosen	2007		$28,125	—	—	$296,227	—	—	—		$324,352
Executive Chairman	2006		—	—	—	$114,928	—	—	—		$114,928

Gerard C. ("Chris") D'Couto	2007		$8,654	—		$549,739	—	—	—		$558,393
Chief Operating Officer	2006		—	—	—	—	—	—	—		—

On March 27, 2006, Mr. Dorheim resigned as President and COO of Neah Power Washington. As severance, Mr. Dorheim received options to purchase 162,500 shares of our common stock at $0.20 per share and six months salary payable monthly.

Employment Agreements

Paul Abramowitz: On August 8, 2007, we entered into an Employment Agreement with our Chief Executive Officer, Paul Abramowitz (the “Employment Agreement”). The Employment Agreement details the duties, responsibilities, compensation and term of Mr. Abramowitz’s employment at the Company. Under the terms of the Employment Agreement, Mr. Abramowitz will initially receive a per annum base salary of $275,000, an annual bonus at the reasonable discretion of the Company’s Board of Directors, and other benefits and perquisites. The initial term of the Agreement commenced on August 1, 2007 and continues until December 31, 2008, unless terminated earlier pursuant to the terms of the Employment Agreement. The Agreement will be automatically renewed for an additional two-year term, unless either party gives written notice of its intention to terminate the Employment Agreement at least six months prior to the automatic renewal date.

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

Dr. Gerard C. (Chris) D'Couto: Under the terms of the Offer Letter entered into between Dr. Gerard C. (Chris) D’Couto and us, he will initially receive a per annum base salary of $225,000, a bonus equal to 50% of his base salary upon the completion of certain milestones, 2,250,000 stock options (which options will immediately vest in the event of a change in control) and other benefits and perquisites. In the event Dr. D’Couto’s employment is terminated (i) for any reason other than for cause or a winding down of our operations or (ii) due to a change in control where he is not offered a comparable position at a similar compensation, Dr. D'Couto will be entitled to a severance payment equal to six months of his then current base salary.

Dr. Daniel Rosen: On August 17, 2007, Dr. Daniel Rosen was appointed Executive Chairman and we entered into a Services Agreement with him to act as our primary company spokesperson and liaison to the investment community. Dr. Rosen will receive $8,833 per month plus $12,500 per month in deferred compensation. We also agreed to grant Dr. Rosen incentive compensation plan options to purchase up to 1,000,000 shares of common stock at the closing price on August 17, 2007, with 250,000 options vested immediately, and 250,000 options vesting on each three month anniversary thereafter during the term of the agreement. The agreement will continue on an at-will basis until terminated by either party on no less than 30 days written notice. On September 4, 2007, Dr. Rosen was granted options to acquire an additional 225,000 shares for his role in numerous presentations throughout the country to promote our May 2007 public offering.  All of the 225,000 options vested upon grant.

We do not have employment agreements with any of our other executive officers or key employees. However, we require each of our employees to execute confidentiality and non-disclosure agreements with respect to all technical aspects of our business, and to agree to assign to our Company all inventions, research and technical data developed by them during the course of their employment.

Outstanding Equity Awards At Fiscal Year-End

The following table sets forth information concerning unexercised options; stock that has not vested; and equity incentive plan awards for certain named executive officers outstanding as of September 30, 2007:

Outstanding Equity Awards at Fiscal Year-End

Option Awards						Stock Awards
Name NEW	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Paul Abramowitz President & CEO	250,000			$0.22	Mar. 14, 2016	—	—	—	—
Paul Abramowitz	45,000			$0.45	May 2017
David Dorheim Former President & CEO	162,500			$0.20	Mar 2016	—	—	—	—
Dan Rosen	60,000			$0.45	May 2007
Dan Rosen	590,000			$0.25	Aug. 2017
Dan Rosen		500,000		$0.25	Aug. 2017
Dan Rosen	225,000			$0.23	Sep. 2017
Dr. Gerard C. (Chris) D'Couto	2,250,000			$0.25	Sep. 2017
Arthur Homa VP Engineering	450,000			$0.20	Mar 2016	—	—	—	—
Arthur Homa	—	60,000		$0.45	May 2017
Leroy Ohlson CTO	425,000			$0.20	Mar 2016	—	—	—	—
Leroy Ohlson	45,000			$0.45	May 2017
Leroy Ohlson	—	40,000		$0.45	May 2017

Compensation of Directors

Our directors are compensated with stock options from time to time under our Long Term Incentive Compensation Plan.

The following table reflects the compensation of directors for the nine months ended September 30, 2007:

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)		Non-Equity IncentivePlan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Paul Abramowitz (1)	—	—		$0	—	—	—		$0
Daniel Rosen (1)	—	—	$		—	—	—	$
Michael Solomon	—	—		$4,645	—	—	—		$4,645
Buzz Aldrin	—	—		$498,153	—	—	—		$498,153
Leroy Ohlsen (1)	—	—	$		—	—	—	$

(1) included in Summary Compensation Table above

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

The maximum number of shares of our stock that may be issued under the LTICP for awards other than cash awards is 10,000,000 shares. To date, the Committee has awarded stock options for 10,704,850 shares to employees, members of the Board and advisors and consultants of our Company and our subsidiaries, and none of these options has as of yet been exercised. If we change the number of issued shares of common stock by stock dividend, stock split, spin-off, split-off, spin-out, recapitalization, merger, consolidation, reorganization, combination, or exchange of shares, the total number of shares reserved for issuance under the LTICP, the maximum number of shares which may be made subject to an award or all awards in any calendar year, and the number of shares covered by each outstanding award and the price therefor, if any, may be equitably adjusted by the Committee, in its sole discretion.

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

AGGREGATED OPTION/SAR* EXERCISES IN LAST FISCAL YEAR
AND FY END OPTION/SAR VALUES

Name	Shares Acquired on Exercise	Value Realized	Number of Exercisable Securities Underlying Unexercised Options at FY-End	Value of Unexercised In-the-money Options At FY-End Exercisable

Paul Abramowitz	-0-	-0-	283,750	$20,000
Dan Rosen	-0-	-0-	1,100,000	68,000
Michael Solomon	-0-	-0-	383,750	28,000
Leroy Ohlsen	-0-	-0-	458,750	34,000
Art Homa	-0-	-0-	450,000	36,000

*We have not granted any Stock Appreciation Rights ("SAR")

Item 11: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

Plan Category	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(A)	(B)	(C)

Equity Compensation Plans Approved by Security Holders of Shares of Common Stock	10,000,000	$0.25	0
Equity Compensation Plans Not Approved by Security Holders(1)	704,850	0.25
Total:	10,704,850	$0.25	0

(1)	Subject to shareholder approval

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of November 30, 2007, the number of shares of Common Stock owned of record and beneficially by executive officers and directors, and persons who hold 5% or more of the outstanding our common stock. Also included are the shares held by all executive officers and directors as a group. As of the date hereof, there were 139,290,186 shares of our common stock outstanding.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percent of Class

Summit Trading Limited Charlotte House, P.O. Box N-65 Charlotte Street Nassau, Bahamas(2)	22,929,515	16.5%
Paul Abramowitz(3)	19,108,948	13.7%
Castile Ventures II-A, L.P. Castile Ventures II-B, L.P. 890 Winter Street, Suite 140 Waltham, MA 02451(4)	7,564,275	5.3%
Novellus Systems, Inc. 4000 North First Street San Jose, California 95134(5)	2,949,094	2.1%
Michael Solomon(6)	6,576,878	4.7%
Dr. Daniel Rosen(7)	1,427,910	1.0%
Frazier Technology Ventures I, L.P. Friends of Frazier Technology Ventures I, L.P. Two Union Square, 601 Union Street, Suite 3200 Seattle, Washington 98101(8)	7,491,025	5.4%
Alta California Partners III, L.P. Alta Embarcadero Partners III, LLC One Embarcadero Center, Suite 4050 San Francisco, California 94111(9)	7,014,566	5.0%
Dr. Gerard C. D'Couto(10)	750,000
Leroy Ohlsen(11)	1,557,467	1.1%
Buzz Aldrin(12)	521,000	*
Roger Walton(13)	8,064,275	5.8%
Arthur Homa(14)	450,000	*
John Drewery(15)	0	*
David M. Barnes	28,000	*
All Directors and Officers as a Group (8 individuals)	30,420,203	20.5%

* Less than one percent.

(1)
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

(2)
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

(3)
These shares consist of 18,820,010 shares previously held by SIAA, of which Paul Abramowitz is the manager and a principal member. The figure also includes (i) 295,000 shares underlying directors’ options that Mr. Abramowitz received for serving on our board of directors, (ii) 93,938 shares representing Mr. Abramowitz’s 33.0% ownership of Fairway Ventures which holds 313,000 shares.

(4)
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

(5)
Includes 2,949,094 common shares owned directly. Does not include any portion of the 4,705,000 shares of our common stock underlying a warrant issued to Novellus in connection with our entry into the amended technology collaboration agreement therewith. The warrant vests in four parts upon completion of certain milestones. It is not anticipated that any portion of the warrant will vest within 60 days from the date on which beneficial ownership was determined. Please see “Strategic Goals and Relationships.”

(6)
Includes 883,125 shares owned directly by Mr. Solomon, 395,000 shares of our common stock underlying options issued as director’s compensation exercisable at $0.20 per share and 5,298,753 shares held as trustee with voting power over the Paul Abramowitz Irrevocable Trust # I for Children. Mr. Solomon disclaims beneficial ownership of these shares.

(7)
Includes 1,268,750 shares of our common stock underlying stock options. Excludes any portion of the 7,491,025 shares of our common stock beneficially owned by Frazier Technology Ventures I, L.P. and Friends of Frazier Technology Ventures I, L.P., of each of which Dr. Rosen beneficially owns approximately 2.5% but with which he is not otherwise affiliated.

(8)
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

(9)
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

(10)	Consists of 750,000 shares of common stock underlying options.

(11)	Consists of 1,042,467 shares of common stock received in connection with our acquisition of Neah Power Washington, and includes 515,000 shares of common stock underlying options.

(12)	Consists of 521,000 shares of our common stock underlying options.

(13)
Consists of the 7,564,275 shares beneficially owned by Castile Ventures II-A LP and Castile Ventures II-B LP, affiliates of Castile, and includes 500,000 shares of common stock underlying options. Roger Walton, a director of our Company, is an affiliate of Castile Ventures.

(14)	Consists of 450,000 shares of our common stock underlying options.

(15)
Excludes 1,000,000 shares of our common stock underlying an option issued to Dr. Drewery in connection with our entry into the amended technology collaboration agreement with Novellus. The warrant will vest upon completion of certain milestones, none of which will occur within sixty (60) days hereof; please see “Strategic Goals and Relationships.”

Item 12: Certain Relationships and Related Transactions; Director Independence

Transactions with Related Persons

In May 2004, Novellus Systems, Inc. invested $2.5 million in Neah Power Washington and signed a technology collaboration agreement. Effective May 24, 2006, this agreement was renewed and extended to March 9, 2008 and we were added as a party. Under the terms of the renewal agreement, Novellus continues to provide us with key engineering and technical expertise in connection with the development of our products, including the use of porous silicon in our fuel cells. Subject to Novellus’ continued assistance under the collaboration agreement and the technology being jointly developed with Novellus achieving the milestones set forth below, we expect to acquire all significant rights to the technology developed jointly by Novellus and us and to obtain the right to call on Novellus for reasonable technical assistance for a period of seven years. As part of the contract renewal, we have issued to Novellus a warrant to purchase 4,705,000 shares of our common stock at an exercise price of $.001 per share, for an aggregate purchase price assuming total exercise of $4,705, which will expire on April 1, 2011. The milestones have been established and are set forth herein, as well as their expected dates of completion. Pursuant to the terms of the extension, all previously outstanding warrants and options to purchase common stock of Neah were cancelled and the $150,000 debt of our subsidiary Neah Power Washington was reaffirmed to be paid on November 30, 2006 with the understanding that we would guarantee such payment. This obligation was paid from the proceeds of the public offering which closed May 11, 2007. In connection with our entry into the amended technology collaboration agreement with Novellus, we issued an option to purchase 1,000,000 shares of our common stock to Dr. Drewery in connection. The option will vest upon completion of the milestones applicable to the warrant issued to Novellus.

Based on the current status of development of a military battery replacement fuel cell and particularly in light of our focus on developing a closed loop system, we believe it is unlikely that the above milestones will be met either on their initial or extended target dates. As a result. we are currently in negotiations with Novellus regarding a replacement for the current technology collaboration agreement and warrant agreement. There can be no assurance that such replacement agreements will be successfully negotiated.

Director Independence

Because they are not employees and have no other business relationships with our Company except as directors, the Board of Directors has determined that Messrs. Aldrin and Solomon qualify as independent directors.

Item 13: Exhibits

No.	Description

3.1	Articles of Incorporation, as amended (1)

3.2	Amended and Restated By-laws (1)

3.3	Certificate of Designation of Series A Preferred Stock (1)

3.4	Certificate of Merger (1)

4.1	Form of Stock Certificate for Common Stock (1)

4.2	Form of Stock Certificate for Preferred Stock (1)

10.1	Engagement Letter, dated as of March 20, 2006 by and between Neah and BMA Securities, Inc. (2)

10.2	Agreement and Plan of Merger among Neah Power Systems, Inc., Growth Mergers, Inc. and Growth Acquisitions Inc. (2)

10.3	Amendment to Agreement and Plan of Merger among Neah Power Systems, Inc., Growth Mergers, Inc. and Growth Acquisitions Inc. (2)

10.5	Form of warrant to purchase 3,753,000 shares of common stock (1)

10.6	Collaboration Agreement effective April 1, 2004 between Novellus Systems, Inc. and Neah Power Washington (5)

10.7	Letter Agreement extending the Collaboration Agreement, dated May 24, 2006 by and among Novellus Systems, Inc. , Neah Power Washington and Neah Power Systems, Inc. (2)

10.8	Amendment to Letter Agreement extending the Collaboration Agreement, dated August 22, 2006 by and among Novellus Systems, Inc., Neah Power Washington and Neah Power Systems, Inc. (3)

10.9	Amendment to Letter Agreement extending the Collaboration Agreement, dated August 22, 2006 by and among Novellus Systems, Inc., Neah Power Washington and Neah Power Systems, Inc. (7)

10.10	Warrant issued to Novellus Systems, Inc. (2)

10.11	Option Agreement issued to Dr. John Drewery (2)

10.12	Stock Option Plan (2)

10.13	Form of Stock Option Agreement (2)

10.14	Development Agreement by and between Neah Power Washington and Thales Communications, Inc. dated December 19, 2003 (3)

10.15	Amendment No. 1 to Development Agreement by and between Neah Power Washington and Thales Communications, Inc. dated July 28, 2004 (2)

10.16	Employment Agreement of Paul Abramowitz dated August 1, 2007 (6)

10.17	Lease Agreement, dated as of March 5, 2001, by and between Teachers Insurance and Annuity Association of America and Neah Power Washington (3)

10.18	First Amendment to Lease Agreement, dated as of June 6, 2003, by and between Teachers Insurance and Annuity Association of America and Neah Power Washington (3)

10.19	Second Amendment to Lease Agreement, dated as of July 7, 2006, by and between Teachers Insurance and Annuity Association of America and Neah Power Washington (3)

10.20	Consultancy Agreement by and between Danfoss A/S and Neah Power Systems, Inc., dated as of June 14, 2006 (3)

10.21	Amendment to Letter Agreement extending the Collaboration Agreement, dated August 22, 2006 by and among Novellus Systems, Inc., Neah Power Washington and Neah Power Systems, Inc. (4)

10.22	Settlement Agreement and Mutual General Releases between Burt Martin Arnold Securities, Inc. and Neah Power Systems, Inc. dated as of November 26, 2007

10.23	Services Agreement between Neah Power Systems, Inc. and Daniel Rosen (7)

10.24	Employment Agreement Neah Power Systems, Inc. and Dr. Gerard C (Chris) D'Couto (8)

10.25	10% Convertible Secured Promissory Note to EPD Investment Co., LLC due January 1, 2009 (9)

10.26	Common Stock Purchase Warrant of EPD Investment Co., LLC (9)

10.27	Purchase Agreement between Neah Power Systems, Inc. and EPD Investment Co., LLC (9)

10.28	Security Interest Agreement dated as of November 12, 2007, between Neah Power Systems, Inc. and EPD Investment Co., LLC (9)

10.29	12% Secured Promissory Note to CAMHZN Master LDC due June 28, 2008 (9)

10.30	Common Stock Purchase Warrant of CAMHZN Master LDC (10)

10.31	Purchase Agreement dated as of November 28, 2007, between Neah Power Systems, Inc. and CAMHZN Master LDC (10)

10.32	Security Interest and Pledge Agreement dated as of November 28, 2007, between Neah Power Systems, Inc. and CAMHZN Master LDC (10)

10.33	Repayment Issuance Letter dated November 28, 2007, to CAMHZN Master LDC (10)

14.1	Code of Ethics(5)

21.1	Subsidiaries of the Registrant (2)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 per Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 per Section 906 of the Sarbanes-Oxley Act of 2002

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

(5) Filed as an Exhibit to Amendment No. 1 to the Registrant's Registration Statement on Form SB-2 filed on May 3, 2007.

(6) Filed as an Exhibit to the Registrant's Current Report on Form 8-K, filed on August 8, 2007, and incorporated herein by reference thereto.

(7) Filed as an Exhibit to the Registrant's Current Report on Form 8-K, filed on August 17, 2007, and incorporated herein by reference thereto.

(8) Filed as an Exhibit to the Registrant's Current Report on Form 8-K, filed on September 5, 2007, and incorporated herein by reference thereto.

(9) Filed as an Exhibit to the Registrant's Current Report on Form 8-K, filed on November 9, 2007, and incorporated herein by reference thereto.

(10) Filed as an Exhibit to the Registrant's Current Report on Form 8-K, filed on November 28, 2007, and incorporated herein by reference thereto.

Item 14: Principal Accountant Fees and Services

The following table represents the aggregate fees billed for professional audit services rendered to us by Peterson Sullivan PLLC for the audit of our annual financial statements during the periods year (9 months) ended September 31, 2007 and the year ended December 31, 2006, and all fees billed for other services by Peterson Sullivan PLLC during those periods:

	2007	2006
Audit Fees (1)	$57,104	$42,446
Audit Related Fees (1)	$98,781	86,690
Tax Fees (2)	$710	$1,200
All other Fees (3)	$—	—
Total Accounting Fees and Services	$156,595	$130,336

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

PRE-APPROVAL POLICY FOR AUDIT SERVICES

Our Audit Committee has responsibility for the approval of all audit and non-audit services before we engage an accountant. All of the services rendered to us by Peterson Sullivan PLLC for the periods ended September 30, 2007 and December 31, 2006 were pre-approved by the Audit Committee before the engagement of the auditors for such services. Our pre-approval policy will expressly provide for the annual pre-approval of all audits, audit-related and all non-audit services proposed to be rendered by the independent auditor for the fiscal year, as specifically described in the auditor's engagement letter, such annual pre-approval to be performed by the Audit Committee.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Form 10-KSB to be signed on its behalf by its duly authorized representatives.

Dated: January 14, 2008	NEAH POWER SYSTEMS, INC.
	By:	/s/ PAUL ABRAMOWITZ
Paul Abramowitz President and Chief Executive Officer

In accordance with the Securities and Exchange Act of 1934, this Form 10-KSB has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title(s)	Date

/s/ PAUL ABRAMOWITZ	President and Chief Executive Officer	January 14, 2008
Paul Abramowitz	(Principal Executive Officer)

/s/ DAVID M. BARNES	Chief Financial Officer	January 14, 2008
David M. Barnes	(Principal Financial and Accounting Officer)

/s/ DANIEL ROSEN	Executive Chairman	January 14, 2008
Daniel Rosen

/s/ LEROY OHLSEN	Chief Technology Officer and Director	January 14, 2008
Leroy Ohlsen

/s/ MICHAEL SOLOMON	Director	January 14, 2008
Michael Solomon

/s/ BUZZ ALDRIN	Director	January 14, 2008
Buzz Aldrin