Form 10QSB
period 2007-12-31
NEAH POWER SYSTEMS, INC.
filed 2008-02-19
CIK 1162816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding as of February 15 , 2008

Common Stock, $0.001 par value	119,593,790 shares

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

NEAH POWER SYSTEMS, INC.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION	PAGE

Item 1. Financial Statements

Condensed Consolidated Balance Sheet - December 31, 2007	3

Condensed Consolidated Statements of Operations for the three months ended December 31, 2007 and 2006	4

Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2007 and 2006	5

Notes to Condensed Consolidated Financial Statements	6-13

Item 2. Management’s Discussion and Analysis or Plan of Operation	14-17

Item 3. Controls and Procedures	18

PART II - OTHER INFORMATION

Item 5. Other Information	19

Item 6. Exhibits	19

Signatures	20

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

NEAH POWER SYSTEMS, INC.
Condensed Consolidated Balance Sheet
December 31, 2007
(Unaudited)

December 31, 2007
ASSETS
Current Assets
Cash and cash equivalents	$646,840
Prepaid expenses	39,513
Deferred financing costs, net	492,857
Contract receivable	42,750
Total current assets	1,221,960
Property and equipment, net	137,610
Total Assets	$1,359,570
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accounts payable	$996,074
Accrued expenses	124,699
Notes payable, net of discount of $118,662	731,338
Deferred revenue	189,500
Total current liabilities	2,041,611

Total liabilities	2,041,611
Commitments and Contingencies

Stockholders' Deficiency
Common Stock,
$0.001 par value, 500,000,000 shares authorized,
143,563,608 shares issued and 119,185,608 shares outstanding	143,564
Additional paid-in capital	36,576,345
Treasury shares, 3,753,000 common shares, at no cost	-
Accumulated deficit	(37,401,950)
Total stockholders' deficiency	(682,041)
Total Liabilities and Stockholders' Deficiency	$1,359,570

See accompanying notes to the condensed consolidated financial statements.

NEAH POWER SYSTEMS, INC.
Condensed Consolidated Statements of Operations
The Three Months ended December 31, 2007 and 2006
(Unaudited)

	2007	2006
Contract revenue	$222,531	$--
Operating Expenses
Research and development expense	952,396	1,144,775
General and administrative expense	966,096	389,760
Total operating expenses	1,918,492	1,534,535
Loss from operations	(1,695,961)	(1,534,535)
Interest expense, net	(100,758)	(1,131,604)
Net Loss	$(1,796,719)	$(2,666,139)
Basic and diluted net loss per common share	$(0.02)	$(0.03)
Weighted average basic and diluted shares outstanding	117,429,231	102,689,605

See accompanying notes to the condensed consolidated financial statements.

NEAH POWER SYSTEMS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended December 31,
	2007	2006
Cash Flows From Operating Activities
Net loss	$(1,796,719)	$(2,666,139)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	73,959	96,465
Amortization of deferred financing costs	82,143
Share-based payments included in operating expenses	358 ,068	204,028
Amortization of debt discount and recognition of beneficial
conversion feature on convertible debt	97,637
Interest paid with common shares	--	665,000
Warrants issued by shareholder treated as interest expense	--	357,000
Changes in operating assets and liabilities
Interest receivable		26,477
Contract receivable	6,307
Prepaid expenses		6,555
Accounts payable	102,010	248,716
Accrued expenses	49,834	159,067
Net cash used in operating activities	(1,026,761)	(902,831)

Cash Flows From Investing Activity
Purchase of property and equipment	(14,480)	--
Net cash used in investing activity	(14,480)	--
Cash Flows From Financing Activity
Cash proceeds from sale of securities in Private Placement		150,000
Proceeds from Notes payable	850,000	1,890,000
Proceeds from warrant exercises	126,181
Payments on equipment loans		(39,680)
Other	1,459	(15,458)
Net cash provided by financing activities	977,640	1,984,862
Net (decrease) increase in cash and cash equivalents	(63,601)	1,082,031
Cash and cash equivalents, beginning of period	710,441	59,874
Cash and cash equivalents, end of period	$646,840	$1,141,905
Supplemental disclosure of cash flow information
Cash paid for interest	$--	$8,297
Cash paid for income taxes	$--	$--

Non-cash activities
Deferred financing costs paid with issuance of common stock	575,000

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

The Company has developed, and is planning to bring to both the commercial and military markets, a direct methanol micro fuel cell using the Company’s patented technology which is based on porous silicon. These micro fuel cells may serve as viable replacements of many types of batteries in use today such as lithium-ion and lithium-polymer power sources that drive most laptop and notebook computers and many other types of electronic equipment.

Recent Developments

On December 19, 2007, the Company announced that its initial product offerings will focus on military applications requiring power sources that can operate without air and in harsh environments. The Company’s working micro fuel cell prototype, which was demonstrated on September 28, 2007, runs as a closed loop system without requiring air as an oxidant. The focus on a closed loop system is based on customer needs for products that address "no air" needs such as underwater, underground, close quarters, high altitude and no atmosphere. The Company will continue to pursue the "air breathing" market, including military applications such as a BA-5590 replacement. As a result of the focus on a closed loop system, we believe it is unlikely that the milestones contained in our agreement with Novellus will be met (see Note 7). We are currently in the process of renegotiating our collaboration agreement with Novellus.

Note 2 — Going Concern

The Company’s financial statements are prepared consistent with accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has limited capital resources and the Company has sustained substantial losses. The auditor’s report for our financial statements as at and for the nine months ended September 30, 2007 and the year ended December 31, 2006 contains a “going concern”modification indicating that our ability to continue as a going concern is substantially in doubt. We must, therefore, raise sufficient capital to fund our overhead burden and our continuing research and development efforts going forward. The Company has relied primarily on sales of securities and proceeds from borrowings for operating capital. During the three months ended December 31, 2007, the Company raised capital by selling two promissory notes for a total of $1,000,000 with proceeds of $815,000 received upon closing net of a financing fee of $ 35,000 and $150,000 was to be received upon a registration statement being declared effective by January 31, 2008. Such amount was paid to the Company on January 28, 2008 when said registration statement became effective. The Company also received proceeds of $126,181 from the exercise of warrants by shareholders that acquired such warrants in the public offering in May 2007. The exercise price of such warrants was reduced from $1.10, $1.60, and $2.00 to $0.20 (the then market trading value) for a period of six days in October 2007 in order to induce such exercise. A commission of 10% of the total proceeds of the warrant exercises was paid to Jessup and Lamont Securities Corporation in January, 2008. Cash at December 31, 2007 of $646,840, the $150,000 payment mentioned above and certain ongoing expense reimbursement grant funding from the Office of Naval Research ("ONR") will fund the Company’s operations through approximately the end of May, 2008. To meet its cash needs from that point forward, the Company intends to seek financing from potential strategic investors, debt and additional sales of securities. There is no assurance that the Company will be successful in raising this capital on a timely basis, if at all. The failure to obtain the necessary working capital would have a material adverse effect on the development program and business prospects and, depending upon the shortfall, the Company may have to curtail or cease its operations.

The Company recently instituted a streamlining program whereby it will combine the administrative and research and development facilities into one space and has realigned the number of employees so as to primarily focus on the ONR Research Contract and continued development of a commercial liquid electrolyte prototype for military applications as well to business development, engineering, optimization, reliability, quality and implementation of a manufacturing strategy. The Company believes that by focusing on these opportunities it will significantly reduce monthly expenditures.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company have to curtail operations or be unable to continue in existence.

Note 3 - Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its majority-owned subsidiaries. All material intercompany balances and transactions have been eliminated. The interim financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year. The Condensed Consolidated Financial Statements as of December 31, 2007 have been derived from the unaudited financial statements at that date. However, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying financial statements should be read in conjunction with the audited Consolidated Financial Statements for the nine months ended September 30, 2007, included in our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on January 14, 2008.

Note 4 — Summary of Significant Accounting Policies

Change in Fiscal Year End

In November 2007, the Company’s Board of Directors approved a change in our fiscal year end from December 31 to September 30 which was effective for the fiscal year (nine months) ended September 30, 2007.

The significant accounting policies used in the preparation of our audited Consolidated Financial Statements are disclosed in our Transition Report on Form 10-KSB for the nine months ended September 30, 2007, as filed with the Securities and Exchange Commission on January 14, 2008. Updated disclosures regarding such policies are set forth below.

Share-Based Payments

Effective January 1, 2006, the Company adopted FASB Statement No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)") , and related Securities and Exchange Commission rules included in Staff Accounting Bulletin No. 107, on a modified prospective basis. Under this method, compensation cost recognized beginning January 1, 2006 will include costs related to 1) all share-based payments (stock options and restricted stock awards) granted prior to but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of FAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and 2) all share-based payments granted subsequent to December 31, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Compensation cost for stock options is generally recognized ratably over the vesting period. Grants of stock options and grants of stock purchase warrants to non-employees and other parties are accounted for in accordance with the Financial Accounting Standards Board's Emerging Issue Task Force Abstract, EITF 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services ("EITF 96-18").

During the three months ended December 31, 2007, stock options were granted to employees to acquire 8,000 shares at $0.20 per share, the fair market value on the date of grant and options to acquire 27,400 shares were forfeited. As a result, there are options outstanding at December 31, 2007 to acquire 10,685,450 shares of Company common stock.

The fair value for options granted during the three months ended December 31, 2007 was estimated using the Black-Scholes option valuation model with the following weighted average assumptions:

Expected life in years	10.0
Volatility	131.6%
Interest rate	4.02%
Estimated Yield rate	0.0%

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

Basic weighted average common shares outstanding, and the potentially dilutive securities excluded from loss per share computations because they are antidilutive, are as follows for the three months ended December 31, 2007 and 2006.

	Three Months Ended December 31,
	2007	2006
Basic and diluted weighted average common stock shares outstanding	117,429,231	102,689,605
Potentially dilutive securities excluded from loss per share computations:
Common stock options	10,685,450	6,325,500
Common shares issuable upon debt conversion	1,890,805
Common stock purchase warrants	19,117,453	9,059,000

Recent Accounting Pronouncements

In accordance with Release No. 8760 of the Securities Act of 1933, commencing with the Company’s fiscal year ending September 30, 2008, the Company will become subject to the requirement to include in its annual report management’s assessment of internal controls over financial reporting. This assessment will require the Company to document and test its internal control procedures in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. The Company’s independent registered public accountants will be required to attest to the Company’s assessment of internal controls for its fiscal year ending September 30, 2009.

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

Note 5 — Property and Equipment

December 31, 2007
Laboratory equipment	$1,356,415
Leasehold improvements	579,641
Computer equipment and software	155,082
Office furniture and equipment	56,000
Subtotal	2,147,138
Accumulated depreciation and amortization	(2,009,528)
Property and equipment, net	$137,610

Note 6 — Notes Payable

Paid Notes

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

In December 2006, the Company borrowed $1,550,000 from six accredited institutional investors. The loan was collateralized by all assets of the company, carried interest at 6% per annum, and was payable upon the earlier of the Company receiving new financing of more than $2,000,000 or May 7, 2007. The investors also received 500,000 shares of common stock, valued at $665,000, which was recorded as additional interest expense in the year ended December 31, 2006. In addition, Palladium Capital Advisors, LLC, the distributor , received a five-year warrant to purchase 81,579 common shares at $1.33 per share. This warrant was valued at $101,467 and was recorded as additional interest expense in the year ended December 31, 2006.

All of the above Notes Payable were paid in full with accrued interest in May 2007 upon the closing of the public offering.

Recent Notes

During the three months ended December 31, 2007, the Company raised capital by selling two promissory notes (“the Notes”) for a total of $1,000,000 with net proceeds of $815,000 received upon closing and $150,000 which was to be received upon a registration statement being declared effective by January 31, 2008 and which was paid to the Company on January 28, 2008. There also was $35,000 of related expenses which were paid by the Company. The Notes and their terms are described below.

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

On November 13, 2007, as consideration and security for the EPD financing, the Company issued 8 million shares of common stock to be held in escrow pursuant to the terms of the purchase, pledge and security agreements and issued an additional 4,500,000 shares for related transaction agreements regarding fees and penalties. The Company also issued five-year warrants to purchase up to 500,000 additional shares of our common stock at $0.29 per share. These securities were issued without registration pursuant to the exemption afforded by Section 4(2) of the Securities Act of 1933, as a transaction by us not involving any public offering.

On November 28, 2007, the Company sold a 12% convertible secured promissory note due June 28, 2008 to CAMHZN Master LDC (“CAMHZN”) for gross proceeds of $500,000 of which $315,000 was received at the closing, net of costs of $35,000 and the remaining $150,000 was paid to the Company on January 28, 2008, upon the required registration statement becoming effective. There was a penalty of $10,000 per month for any delays in filing the Company's registration statement or in being declared effective and a total penalty of $10,000 was incurred.. The note is convertible to shares of common stock at $3.00 per share. CAMHZN will receive 1.1 million common shares and a 5-year warrant to purchase 250,000 shares at $0.22 per share, as well as additional shares if the Company does not repay the loan or effect a registration statement for the shares by specified dates. The note is secured by 8,000,000 shares of the Company's common stock.

As consideration and security for this financing, the Company issued 8 million shares of common stock to be held in escrow pursuant to the terms of the Purchase, Pledge and security agreements, and issued an additional 2,500,000 shares related to the transaction agreements regarding fees and penalties.. The Company also issued five-year warrants to purchase up to 250,000 additional shares of our common stock at $0.22 per share. These securities were issued without registration pursuant to the exemption afforded by Section 4(2) of the Securities Act of 1933, as a transaction by the Company not involving any public offering.

In connection with the issuance of the Notes, financing fees of $575,000 were paid with the issuance of 2,375,000 shares of common stock during the three months ended 12/31/07 which have been capitalized and are being amortized over the life of the Notes. There was a beneficial conversion feature associated with the EPD note which has been valued at $80,632 and recorded as interest expense in full on the issuance date of the note as it was immediately convertible at that date. In addition, the warrants were recorded based on the relative fair value as compared to the fair value of the debt at issuance. The relative fair value was recorded as Additional Paid-in Capital, estimated at $135,668, and a discount to notes payable and is being amortized to interest expense over the life of the Notes using the effective interest method.

Of the 23,000,000 shares issued as described above, only 2,375,000 are considered to be outstanding as 16,000,000 common shares are being held in escrow and will only be released in the case of non-payment of the Note(s) when due (CAMHZN - June 28,2008 and EPD January 1, 2009) and 4,625,000 common shares are being held in case of non-performance of certain terms in future months. In addition, there are also 3,753,000 shares held in treasury that were donated back to the Company by major shareholders in 2006 and thus there are 119,185,608 shares outstanding at December 31, 2007.

Note 7 — Common Stock Purchase Warrants

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

1.
Ten (10) percent of the Warrants granted to Novellus will vest when Novellus and the Company complete a fully self-contained prototype fuel cell capable of producing 10 Watts of power continuously for five hours using one detachable cartridge. The prototype will be approximately 40% larger than the intended size of our initial military product. This milestone was targeted for the three months ending September 30, 2007.

2. Fifteen (15) percent of the Warrants will vest when Novellus and the Company complete a fully self-contained fuel cell capable of producing 45 Watts of peak power and 300WH capability at 20 Watts average operating power. This prototype will be the same size as the Company’s initial military product, i.e. about 0.9 liter, which is the same size as a standard disposable battery widely used in the military. This milestone ts targeted for the three months ending June 30, 2008.

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

This milestone is targeted for the three months ending December 31, 2008.

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

This milestone is targeted for the December 31, 2008.

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

The value of the warrant was calculated using the Black-Scholes method pursuant to SFAS 123(R) at approximately $16,000,000 and will be accounted for ratably as each specific milestone is achieved. Because no milestones were reached prior to or during the three months ended December 31, 2007, there has not been any expense recorded through that date.

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

In connection with our entry into the amended technology collaboration agreement with Novellus on May 26, 2006, we issued an option to purchase 1,000,000 shares of our common stock to Dr. Drewery. The option will vest upon completion of the milestones applicable to the warrant issued to Novellus. Mr. Drewery resigned in September 2007.

On December 19, 2007, the Company announced that its initial product offerings will focus on military applications requiring power sources that can operate without air and in harsh environments. The Company’s working micro fuel cell prototype, which was demonstrated on September 28, 2007, runs as a closed loop system without requiring air as an oxidant. The focus on a closed loop system is based on customer needs for products that address "no air" needs such as underwater, underground, close quarters, high altitude and no atmosphere. The Company will continue to pursue the "air breathing" market, including military applications such as a BA-5590 replacement. As a result of the focus on a closed loop system, we believe it is unlikely that the milestones contained in our agreement with Novellus will be met. We are currently in the process of renegotiating our collaboration agreement with Novellus.

Public Offering Warrants

The offering of common shares that was consummated on May 11, 2007 included warrants to acquire a total of 9,633,779 shares of common stock. One third of the warrants are exercisable for five years at $1.10, $1.60 and $2.00 respectively. Such warrants are generally exercisable only by the original purchaser. The exercise price of the warrants was reduced to $0.20 per share for six days in October 2007 in order to induce exercise and a total of 630,905 warrants were exercised.

Noteholder Warrants

During the three months ended December 31, 2007, the Company issued 5 year warrants to acquire 500,000 shares of Company common stock at $0.29 and 250,000 shares at $0.22 to EPD and CAMHZN respectively, the two Noteholders, as described in Note 6.

Note 8 — Significant Agreements

Development Agreement with a Customer

The Company was party to a development agreement with a customer to develop proof-of-concept fuel cell power source prototypes (Phase I) and, if successful and elected by the customer, the development of fuel cell power sources (Phase II). The Company received $344,000 for certain services in Phase I and recognized $154,500 for the completion of the initial Phase I requirement in 2004 and deferred the balance of $189,500 until the related services are rendered and the final Phase I milestone is reached. The Company believes this will occur in fiscal 2008, at which time the customer will then have the right to choose whether or not to continue further with Phase II.

Novellus

In connection with the acquisition of NPSWA by the Company, Novellus, a current stockholder of the Company and a former stockholder of NPSWA, agreed to cancel warrants of NPSWA it held. In addition, on May 24, 2006, the Company and Novellus negotiated a new collaboration agreement and on May 26, 2006, the Company issued 4,705,000 new warrants to Novellus, which are exercisable at par value and subject to meeting certain milestones.

On December 19, 2007, the Company announced that its initial product offerings will focus on military applications requiring power sources that can operate without air and in harsh environments. The Company’s working micro fuel cell prototype, which was demonstrated on September 28, 2007, runs as a closed loop system without requiring air as an oxidant. The focus on a closed loop system is based on customer needs for products that address "no air" needs such as underwater, underground, close quarters, high altitude and no atmosphere. The Company will continue to pursue the "air breathing" market, including military applications such as a BA-5590 replacement. As a result of the focus on a closed loop system, we believe it is unlikely that the milestones contained in our agreement with Novellus will be met. We are currently in the process of renegotiating our collaboration agreement with Novellus.

Note 9 - Subsequent Events

On January 18, 2008 the Company filed a resale registration statement on Form SB-2 which became effective on January 25, 2008.

The Company recently instituted a streamlining program whereby it will combine the administrative and research and development facilities into one space and has realigned the number of employees so as to primarily focus on the ONR Research Contract and continued development of a commercial liquid electrolyte prototype for military applications as well to business development, engineering, optimization, reliability, quality and implementation of a manufacturing strategy. The Company believes that by focusing on these opportunities it will significantly reduce monthly expenditures.

Effective February 1, 2008, the Company entered into a separation agreement with its former president and chief executive officer pursuant to which he agreed to defer for up to one year the lump sum severance payment due under his employment agreement.

Effective February 15, 2008, the Company amended its loan agreements with EPD to eliminate the requirement that we issue additional collateral shares of five times the Note balance, extended the security interest until the Note is paid in full, decreased the rate for conversion of the Note to shares of our common stock to $0.08 and required EPD to convert the Note prior to public sale of Equity Shares as defined in the agreements. In addition, EPD converted $62,576 of the debt to 782,195 shares of common stock.

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

The Company is also developing a series of fully self contained fuel cells for military application and a prototype capable of producing 10 watts of power is expected to be completed by September 30, 2007. We anticipate that a 45 watt prototype version will be completed by mid 2008.

The Company believes that its fuel cells, when fully developed, will be capable of bridging the power gap by having more power, a longer life and an instant recharge system using replacement fuel cartridges. In addition, we believe that they will be smaller and lighter than the batteries currently in use .

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

We expected that this milestone would be completed by September 30, 2007

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

On December 19, 2007, the Company announced that its initial product offerings will focus on military applications requiring power sources that can operate without air and in harsh environments. The Company’s working micro fuel cell prototype, which was demonstrated on September 28, 2007, runs as a closed loop system without requiring air as an oxidant. The focus on a closed loop system is based on customer needs for products that address "no air" needs such as underwater, underground, close quarters, high altitude and no atmosphere. The Company will continue to pursue the "air breathing" market, including military applications such as a BA-5590 replacement. As a result of the focus on a closed loop system, we believe it is unlikely that the milestones contained in our agreement with Novellus will be met. We are currently in the process of renegotiating our collaboration agreement with Novellus.

DISCUSSION AND ANALYSIS

OVERVIEW

We have limited capital resources. Our auditor’s report for our financial statements as at and for the nine months ended September 30, 2007 and for the year ended December 31, 2006 contains a “going concern” qualification indicating that our ability to continue as a going concern is substantially in doubt. We must, therefore, raise sufficient capital to fund our overhead burden and our continuing research and development efforts going forward. Although we have revenue from the first ONR Contract and anticipate commencing a second Contract within the next few months, we will need to obtain additional financing in April or May 2008. Please see Liquidity and Capital Resources below.

RESULTS OF OPERATIONS

Three Months Ended December 31, 2007 As Compared To the Three Months Ended December 31, 2006

 We had no revenues during the three months ended December 31, 2006 but during the three months ended December 31, 2007 the Company recorded revenue of $222,531 from the ONR expense reimbursement contract that commenced in July 2007. The Company is in negotiations with the Department of Defense (“DoD”) and the Office of Naval Research (“ONR”) for an additional contract of up to $1.21 million, also primarily for expense reimbursement, over approximately a twelve month time frame for the development of specific technology that we anticipate will commence in April 2008.

Research and development expenses for the three months ended December 31, 2007 decreased by $192,379 or approximately 17%, to $952,396 from the $1,144,775 recorded in the comparable period last year. The decrease was primarily due to a decrease in project expenses related to electrode characterization of approximately $72,000, and a decrease of approximately $228,000 in stock compensation expense and a decrease of $23,000 in depreciation. These decreases were somewhat offset by an increase of approximately $70,000 in facilities costs and approximately $24,000 in salaries and related costs. In addition, costs relative to the ONR contract were approximately $49,000 and in the prior year’s quarter there were no ONR expenses as the contract had not yet commenced.

General and Administrative expenses for the quarter ended December 31, 2007 were $966,096, an increase of $576,336 or approximately 148% from the $389,760 incurred in the comparable 2006 period. There was a transfer adjustment for stock compensation expense in the December quarter of fiscal 2006 from administrative expense to research and development expense which reduced the quarter’s administrative costs by $318,165 and increased research and development by a like amount. Other than the effect of this adjustment, the increase was primarily due to an increase of approximately $82,000 in amortization of deferred loan fees as there were no deferred loan fees in the prior year and an increase of $181,000 in the valuation of administrative stock compensation and an increase in salaries and related expenses of approximately $60,000 as well as an increase of $18,000 in facilities expense and an increase in marketing expense of approximately $21,000 and there was a decrease of approximately $ 85,000 in financing costs and a decrease of approximately $20,000 in all other costs.

Liquidity and Capital Resources

During the three months ended December 31, 2007, the Company raised capital by selling two promissory notes for a total of $1,000,000 with proceeds of $815,000 received upon closing and $150,000 which was received upon a registration statement being declared effective on January 25, 2008 and $35,000 of related expenses were paid by the Company. The Company also received proceeds of $126,181 from the exercise of 630,905 warrants by shareholders that acquired such warrants in the public offering in May 2007. The exercise price of such warrants was reduced from $1.10, $1.60, and $2.00 to $0.20 (the then market trading value) for a period of six days in October 2007 in order to induce such exercise. A commission of 10% of the total proceeds of the warrant exercises was paid to Jessup and Lamont Securities Corporation. These total proceeds of $1,090,181 and certain ongoing expense reimbursement grant funding from the ONR will fund the Company’s operations through approximately the end of May 2008. To meet its cash needs from that point forward, the Company intends to seek financing from potential strategic investors, debt and additional sales of securities. There is no assurance that the Company will be successful in raising this capital on a timely basis, if at all. The failure to obtain the necessary working capital would have a material adverse effect on the development program and business prospects and, depending upon the shortfall, the Company may have to curtail or cease its operations.

As of December 31, 2007, we had cash of $646,840. Our current operating expenses, net of non-cash charges and anticipated revenues, are approximately $150,000 per month. Our cash on hand and anticipated grants, awards and project funding from a strategic partner is not sufficient to support the current level of operations for the next 12 months and it will be necessary to obtain additional financing within that time. However, we cannot be certain that any such financing will be timely obtained on acceptable terms. If we are unable to obtain the additional financing required to meet our cash needs on a timely basis, we may have to reduce or discontinue operations which would materially and adversely affect our development efforts.

We have finalized negotiations with the DoD and the ONR for a research and development contract pursuant to a Congressional Appropriation of up to $1.377 million, primarily for expense reimbursement over approximately a twelve month time frame, for the development of specific technology that commenced in July 2007. An additional Congressional Appropriation of up to $1.35 million was approved in 2006 and contract negotiations began in December 2007 to finalize the related contract. The Company anticipates that this contract will commence in April.

 The Company also recently instituted a streamlining cost saving plan whereby it will combine the administrative and research and development facilities into one space and terminated eight employees that will not be needed in the immediate future. In addition, certain officers have agreed to take lesser salaries or to defer their salary. Currently, the monthly cash operating cost is approximately $150,000 net of the aforementioned reductions and deferrals and anticipated continuing revenues from ONR.

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

Recently Issued Accounting Pronouncements

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

As of December 31, 2007, an evaluation was performed under the supervision and with the participation of our management, including our chief executive and financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our chief executive and financial officer concluded that our disclosure controls and procedures are effective to ensure that required material information is included in this report. There has been no change in our internal control over financial reporting during the current quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

It is the intention of the Company to hire a professional services organization that specializes in the design, installation and testing of internal and disclosure controls pursuant to section 404 of the Sarbanes Oxley Act of 2002 to review our systems and improve and upgrade where necessary so that the Company will be in full compliance with applicable rules for the current year and for the following fiscal year when the internal control audit must be performed.

PART II -- OTHER INFORMATION

Item 5. Other Information.

Effective February 15, 2008, we amended our loan documents with EPD Investment Co. to eliminate the requirement that we issue additional collateral shares of five times the Note balance, extended the security interest until the Note is paid in full, decreased the rate for conversion of the Note to shares of our common stock to $0.08, and required EPD to convert the Note prior to public sale of Equity Shares as defined in the agreements.

Item 6. Exhibits.

No.	Description

4.1*	Promissory Note to EPD Investment Co., LLC
4.2*	Common Stock Purchase Warrant to EPD
4.3†	Form of Note to CAMHZN Master LDC
4.4†	Common Stock Purchase Warrant to CAMHZN
10.1*	Purchase Agreement with EPD
10.2*	Security Interest Agreement with EPD
10.3	Amendment to Loan Documents with EPD
10.4†	Purchase Agreement with CAMHZN
10.5†	Security Interest and Pledge Agreement with CAMHZN
10.6†	Letter Agreement with CAMHZN
10.7†	Warrant Exercise Agreement with CAMHZN
10.8††	Separation Agreement with Paul Abramowitz
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
* Incorporated by reference to exhibit to current report on Form 8-K filed November 16, 2007.
† Incorporated by reference to exhibit to current report on Form 8-K filed November 30, 2007.
†† Incorporated by reference to exhibit to current report on Form 8-K filed February 1, 2008.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEAH POWER SYSTEMS, INC.

Date: February 19, 2008	By:	/ s/ GERARD C. D’COUTO
Gerard C. D’Couto
President and Chief Executive Officer