Form 10QSB
period 2008-03-31
NEAH POWER SYSTEMS, INC.
filed 2008-05-23
CIK 1162816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

Commission file number 000-49962
_______________________

NEAH POWER SYSTEMS, INC.
(Exact name of small business issuer as specified in its charter)
_______________________

Nevada	88-0418806
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

22118 20th Avenue SE, Suite 142

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding as of May 16 , 2008

Common Stock, $0.001 par value	140,554,094 shares

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

NEAH POWER SYSTEMS, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NEAH POWER SYSTEMS, INC.
Condensed Consolidated Balance Sheet
March 31, 2008
(Unaudited)

March 31, 2008
ASSETS
Current Assets
Cash and cash equivalents	$22,830
Contract receivable	104,031
Deferred financing costs, net	321,428
Prepaid expenses	92,616
Total current assets	540,905
Property and equipment, net	74,611
Total Assets	$615,516
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accounts payable	$1,346,198
Accrued expenses	130,133
Notes payable, net of discount of $82,785	854,640
Deferred revenue	189,500
Total current liabilities	2,520,471

Total liabilities	2,520,471
Commitments and Contingencies

Stockholders' Deficiency
Common Stock,
$0.001 par value, 500,000,000 shares authorized,
149,414,094 shares issued and 130,554,094 shares outstanding	149,414
Additional paid-in capital	37,603,968
Treasury shares, 3,753,000 common shares, at no cost	-
Accumulated deficit	(39,658,337)
Total stockholders' deficiency	(1,904,955)
Total Liabilities and Stockholders' Deficiency	$615,516

See accompanying notes to the condensed consolidated financial statements.

NEAH POWER SYSTEMS, INC.
Condensed Consolidated Statements of Operations
 (Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Contract Revenue	$494,010	$--	$716,541	$--
Operating Expenses
Research and development expense	907,563	1,104,342	1,857,463	2,249,117
General and administrative expense	1,160,256	939,448	2,128,850	1,329,208
Total operating expenses	2,067,819	2,043,790	3,986,313	3,578,325
Loss from operations	(1,573,809)	(2,043,790)	(3,269,772)	(3,578,325
Interest expense, net	(682,578)	(349,872)	(783,336)	(1,481,476
Net Loss	$(2,256,387)	$(2,393,662)	$(4,053,108)	$(5,059,801
Basic and diluted net loss per common share	$(0.02)	$(0.02)	$(0.03)	$(0.05
Weighted average basic and diluted shares outstanding	122,968,993	103,168,410	121,007,252	102,929,022

See accompanying notes to the condensed consolidated financial statements.

NEAH POWER SYSTEMS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended March 31,
	2008	2007
Cash Flows From Operating Activities
Net loss	$(4,053,108)	$(5,059,801)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	136,959	192,259
Amortization of deferred financing costs	253,572
Share-based payments included in operating expenses	598,966	798,890
Amortization of debt discount and recognition of beneficial
conversion feature on convertible debt	133,514
Interest paid with common shares	625,000	665,000
Warrants issued by shareholder treated as interest expense	--	357,000
Changes in operating assets and liabilities
Interest receivable		26,477
Contract receivable	(54,974)
Prepaid expenses	(53,104)	(13,115)
Accounts payable	557,153	649,959
Accrued expenses	55,267	215,113
Net cash used in operating activities	(1,800,755)	(2,168,218)

Cash Flows From Investing Activity
Purchase of property and equipment	(14,480)	--
Net cash used in investing activity	(14,480)	--
Cash Flows From Financing Activity
Cash proceeds from sale of securities in Private Placement	--	150,000
Proceeds from Notes payable	1,000,000	1,890,000
Proceeds from warrant exercises	126,181	--
Proceeds from bridge financing	--	350,000
Payments on equipment loans	--	(57,473)
Payments on bridge financing	--	(10,000)
Other	1,443	(15,458)
Net cash provided by financing activities	1,127,624	2,307,069
Net (decrease) increase in cash and cash equivalents	(687,611)	138,851
Cash and cash equivalents, beginning of period	710,441	59,874
Cash and cash equivalents, end of period	$22,830	$198,725
Supplemental disclosure of cash flow information
Cash paid for interest	$331	$8,628
Cash paid for income taxes	$--	$--

Non-cash activities
Partial conversion of EPD Note Payable to common stock	$62,575
Deferred financing costs paid with issuance of common stock	$575,000
Settlement of accounts payable with issuance of stock	$105,000

Note 1 — The Company

Neah Power Systems, Inc. (“NPSNV”, the “Company” or “Neah Power”) was incorporated in Nevada on February 1, 2001, under the name Growth Mergers, Inc. (“GMI”). In March 2006 GMI, at the time a public shell company, acquired all of the outstanding capital stock of an operating Washington corporation, Neah Power Systems, Inc. (“NPSWA”). Upon completion of the acquisition, GMI changed its name to be the same as its new wholly-owned subsidiary. The acquisition was accounted for as a reverse merger, which the Securities and Exchange Commission (“SEC”) considers to be equivalent to a recapitalization. NPSNV is the legal parent of NPSWA but these financial statements, other than capital stock accounts, are those of NPSWA. In these financial statements, the “Company” refers to NPSNV and its wholly-owned consolidated subsidiary, NPSWA.

The Company develops advanced, portable power fuel cells for mobile electronics applications contained in the military, commercial, and consumer market segments. These micro fuel cells may serve as viable replacements of many types of batteries in use today such as lithium-ion and lithium-polymer power sources that drive most laptop and notebook computers and many other types of electronic equipment.

Recent Developments

The Company demonstrated a working prototype in September 2007, which generated net positive power, and was a significant milestone in the history of the Company. On December 19, 2007, the Company announced that its initial product offerings will focus on military applications requiring power sources that can operate without air and in harsh environments. The focus on a closed loop system is based on customer needs for products that address "no air" needs such as underwater, underground, close quarters, high altitude and no atmosphere. The Company will continue to pursue the "air breathing" market, including military applications such as a BA-5590 replacement. As a result of the focus on a closed loop system, the Company believed it was unlikely that the milestones contained in the agreement with Novellus Systems, Inc. would be met and on May 19, 2008, the Company and Novellus agreed to terminate the agreement in its entirety and concentrate on negotiating a new collaboration agreement. As a result, all warrants have been cancelled and all milestones are not applicable (see Note 7) and the Company is currently in the process of negotiating a new collaboration agreement with Novellus. Subsequent changes and improvements are focused around improving the reliability of the system, creating the manufacturing infrastructure for the product, and other continuous improvement processes related to the technology and the manufacturing. A number of specific individual technical advances have also been outlined in recent press releases. These announcements include the migration to larger wafer platforms to improve manufacturing efficiencies, electrode structures optimized for greater power production, cell packaging developments that generate highly reliable, highly manufacturable components, and unique electrical connection architectures which move the technology further down the path towards large scale commercialization.

In addition to technical advances, the Company has also made changes to its advisory board, its management team, and its board of directors. The Company added Joseph R. Bronson, President and COO, Sanmina - SCI Corp, Dr. Reza Abhari, Professor and Entrepreneur, Ret. Lt. Gen. Carol Mutter and Ret. Col. James Mutter to the strategic advisory board (SAB).

The Company also made changes to its board of directors, with three strong, experienced additions. James H. Smith joins the Company’s Board with 40 years of diversified management experience with semiconductor manufacturing companies, complex distribution companies, and software start-ups. Jon Garfield joins the Board with operational, finance and accounting experience. Mr. Garfield is currently the CEO and member of the Board of Directors of technology company Clearant, Inc. (OTCBB: CLRA). Robert J. McGovern joins the Board with operating, strategic development and financial experience with global businesses. Mr. McGovern is General Manager of The Cura Group and most recently President of Horton Automatics.

Note 2 — Going Concern

The Company’s financial statements are prepared consistent with accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has limited capital resources and the Company has sustained substantial losses. The auditor’s report for the Company’s financial statements as at and for the nine months ended September 30, 2007 and the year ended December 31, 2006 contains a “going concern” modification indicating that the Company’s ability to continue as a going concern is substantially in doubt. The Company must, therefore, raise sufficient capital to fund its overhead burden and its continuing research and development efforts going forward. The Company has relied primarily on sales of securities and proceeds from borrowings for operating capital. During the six months ended March 31, 2008, the Company raised capital by selling two promissory notes for a total of $1,000,000 with net proceeds of $965,000 received upon closing net of fees of $35,000. The Company also received proceeds of $126,181 from the exercise of warrants by shareholders that acquired the warrants in the public offering that was completed in May 2007. The exercise price of such warrants was reduced from $1.10, $1.60, and $2.00 to $0.20 (the then market trading value) for a period of six days in October 2007 in order to induce such exercise and a 10% commission was paid to Jessup and Lamont relative to the transaction. During the six month period ended March 31, 2008, the Company also received payments of $661,567 from the Office of Naval Research (“ONR”) pursuant to the terms of a grant providing expense reimbursement for continuing research and development having to do with certain technology. Cash at March 31, 2008 of $22,830 and a $100,000 purchase of 10,000,000 shares of common stock by the Company’s largest shareholder in April 2008 (See Note 10) and certain ongoing expense reimbursement grant funding from the ONR will support the Company’s operations through approximately the end of June, 2008. To meet its cash needs from that point forward, the Company is currently seeking financing from the sale of debt or equity instruments to current investors and potential strategic investors. There is no assurance that the Company will be successful in raising this capital on a timely basis, if at all. The failure to obtain the necessary working capital would have a material adverse effect on the development program and business prospects and, depending upon the shortfall, the Company would have to curtail or cease its operations.

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

Note 3 — Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its majority-owned subsidiaries. All material intercompany balances and transactions have been eliminated. The interim financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year. The Condensed Consolidated Financial Statements as of and for the period ending March 31, 2008 have been derived from the unaudited financial statements at that date. However, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying financial statements should be read in conjunction with the audited Consolidated Financial Statements for the nine months ended September 30, 2007, included in our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on January 14, 2008.

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

During the six months ended March 31, 2008, a total of 8,000 stock options were granted to employees and on March 28, 2008, the Company awarded grants of restricted common stock to employees totaling 590,000 shares which were valued at $23,600, the Fair Market Value based on the closing price of $0.04 on March 28, 2008. The shares vest at the rate of 33.3% every two months from the date of grant and the fair value will be amortized over that six month period. There are options outstanding at March 31, 2008 to acquire 10,685,450 shares of Company common stock.

In February, 2008 three-year warrants to acquire 750,000 shares of Company common stock were granted to the three new Strategic Advisory Board members in the amount of 250,000 each. Of the warrants granted, 500,000 are exercisable at $0.10 per share and 250,000 are exercisable at $0.06 per share. Each person paid $100 for their warrant and all warrants vest in full one year from the date of grant. Share-based compensation of $34,128 was calculated using the Black-Scholes model, of which $3,438 was recorded for the three and six month periods ended March 31, 2008 and the balance will be amortized through the one year anniversary of the grants. There are warrants outstanding at March 31, 2008 to acquire 19,867,453 shares of Company common stock.

The fair value for options and warrants granted during the six months ended March 31, 2008 was estimated using the Black-Scholes option valuation model with the following weighted average assumptions:

	OPTIONS	WARRANTS
Expected life in years	10.00	3.0
Volatility	131.6%	131.6%
Interest rate	4.02%	3.5%
Estimated Yield rate	0.0%	0.0%

Loss per Share

Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common stock shares outstanding during the period. Diluted loss per share, which would include the effect of the conversion of unexercised stock options and unexercised warrants to common stock as well as the conversion of convertible notes payable to common stock, is not separately computed because inclusion of such conversions is antidilutive. In these cases, basic and diluted loss per share is the same.

Basic weighted average common shares outstanding, and the potentially dilutive securities excluded from loss per share computations because they are antidilutive, are as follows for the three months and six months ended March 31, 2008 and 2007.

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Basic and diluted weighted average common Shares outstanding	122,968,993	103,168,410	121,007,252	102,929,022
Potentially dilutive securities excluded from loss per share computations:
Common stock options	10,685,450	6,325,500	10,685,450	6,325,500
Common shares issuable upon debt conversion	5,634,466		5,634,466	--
Common stock purchase warrants	19,867,453	9,184,000	19,867,453	9,184,000

Recent Accounting Pronouncements

In accordance with SEC Release No. 33-8760 of the Securities Act of 1933, commencing with the Company’s fiscal year ending September 30, 2008, the Company will become subject to the requirement to include in its annual report management’s assessment of internal controls over financial reporting. This assessment will require the Company to document and test its internal control procedures in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. The Company’s independent registered public accountants will be required to attest to the Company’s assessment of internal controls for its fiscal year ending September 30, 2009.

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

 Note 5 — Property and Equipment

March 31, 2008
Laboratory equipment	$1,356,415
Leasehold improvements	579,641
Computer equipment and software	155,082
Office furniture and equipment	56,000
Subtotal	2,147,138
Accumulated depreciation and amortization	(2,072,527)
Property and equipment, net	$74,611

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

In December 2006, the Company borrowed $1,550,000 from six accredited institutional investors. The loan was collateralized by all assets of the Company, carried interest at 6% per annum, and was payable upon the earlier of the Company receiving new financing of more than $2,000,000 or May 7, 2007. The investors also received 500,000 shares of common stock, valued at $665,000, which was recorded as additional interest expense in the year ended December 31, 2006. In addition, Palladium Capital Advisors, LLC, the distributor, received a five-year warrant to purchase 81,579 shares of common stock at $1.33 per share. This warrant was valued at $101,467 and was recorded as additional interest expense in the year ended December 31, 2006.

All of the above notes payable were paid in full with accrued interest in May 2007 upon the closing of a public offering of the Company’s common stock.

Unpaid Notes

During the six months ended March 31, 2008, the Company raised capital by selling two promissory notes (“the Notes”) for a total of $1,000,000 with proceeds of $965,000 received upon closing net of $35,000 of related expenses which were paid by the Company. The Notes and their terms are described below.

On November 9, 2007, the Company sold a 10% convertible secured promissory note due January 1, 2009 to EPD Investment Co., LLC (“EPD”) for net proceeds of $500,000. The note is currently convertible into shares of common stock at $0.08 per share. EPD received1.25 million shares of common stock and a 5-year warrant to purchase 500,000 shares at $0.29 per share, as well as additional shares if we do not repay the loan or effect a registration statement for the resale of the (including the shares underlying the warrant) shares by specified dates.  The note is secured by 8,000,000 common shares held as collateral and is further secured by a security interest in substantially all of our assets. See Note 10 for further information about the collateral shares.

On November 13, 2007, as consideration and security for the EPD financing, the Company issued 8,000,000 collateral shares of common stock pursuant to the terms of the purchase, pledge and security agreements and issued an additional 4,500,000 shares for related transaction agreements regarding fees and penalties. The Company also issued five-year warrants to purchase up to 500,000 additional shares of common stock at $0.29 per share. These securities were issued without registration pursuant to the exemption afforded by Section 4(2) of the Securities Act of 1933, as a transaction by us not involving a public offering.

On November 28, 2007, the Company sold a 12% convertible secured promissory note due June 28, 2008 to CAMHZN Master LDC (“CAMHZN”) for net proceeds of $465,000 of which $315,000 was received at the closing, net of costs of $35,000 and the remaining $150,000 was paid to the Company on January 28, 2008, upon the required registration statement becoming effective. There was a penalty of $10,000 per month for any delays in filing the Company's registration statement or in being declared effective and a total penalty of $10,000 was incurred. The note is convertible to shares of common stock at $3.00 per share. CAMHZN received 1.1 million shares of common stock and a 5-year warrant to purchase 250,000 shares at $0.22 per share, as well as a right to acquire additional shares if the Company does not repay the loan or effect a registration statement for the shares by specified dates. The note is secured by 8,000,000 shares of the Company's common stock. See note 10 for additional information about collateral shares.

As consideration and security for this financing, the Company issued 8,000,000 shares of collateral common stock to be held in escrow pursuant to the terms of the purchase, pledge and security agreements, and issued an additional 2,500,000 shares related to the transaction agreements regarding fees and penalties. The Company also issued five-year warrants to purchase up to 250,000 additional shares of common stock at $0.22 per share. These securities were issued without registration pursuant to the exemption afforded by Section 4(2) of the Securities Act of 1933, as a transaction by the Company not involving a public offering.

In connection with the issuance of the notes to EPD and CAMZHN, financing fees of $575,000 were paid with the issuance of 2,375,000 shares of common stock during the three months ended December 31, 2007 which have been capitalized and are being amortized over the life of the Notes. There was a beneficial conversion feature associated with the EPD note which has been valued at $80,632 and recorded as interest expense in full on the issuance date of the note as it was immediately convertible at that date. In addition, the warrants were recorded based on the relative fair value as compared to the fair value of the debt at issuance. The relative fair value was recorded as Additional Paid-in Capital, estimated at $135,668, and a discount to notes payable and is being amortized to interest expense over the life of the Notes using the effective interest method.

Of the 23,000,000 shares issued in connection with the notes described above, 7,782,195 are considered to be outstanding and 15,217,805 shares are being held in escrow and will only be released in the case of non-payment of the note(s) when due (CAMHZN - June 28, 2008 and EPD January 1, 2009). In addition, there are 3,753,000 shares held in treasury that were contributed back to the Company by major shareholders in 2006 and, thus, there are 130,554,094 shares outstanding at March 31, 2008.

Effective February 15, 2008, the Company amended its loan agreements with EPD to eliminate the requirement that the Company issue additional collateral shares of five times the note balance, extended the security interest until the note is paid in full, decreased the rate for conversion of the note to shares of common stock to $0.08 and required EPD to convert the note prior to its public sale of Equity Shares as defined in the agreements. In addition, EPD converted $62,576 of the debt into 782,195 shares of common stock leaving an outstanding balance of $437,424 at March 31, 2008.

During the six months ended March 31, 2008 the Company became obligated for certain penalties pursuant to defaults, as defined, of the loan agreements with EPD and CAMHZN in the amount of $350,000 and $275,000 respectively . These penalties were to be paid with shares of Company common stock at certain calculated prices per share and In March 2008, the Company issued 5,500,000 shares to CAMHZN and 2,791,880 shares to EPD in satisfaction of such penalties and $625,000 was recorded as interest expense.

Note 7 — Common Stock Purchase Warrants

Novellus Systems, Inc.

The Company had in place a collaboration agreement dated May 24, 2006, with Novellus, a stockholder of the Company. On May 26, 2006, pursuant to an extension of the collaboration agreement, the Company issued a warrant to Novellus to acquire up to 4,705,000 shares of Company common stock at an exercise price of $0.001 per share. Vesting of the warrant shares was to occur upon certain milestones being achieved by Novellus and the Company and each milestone had a specific number of warrant shares assigned thereto and no milestones were ever completed. On May 19, 2008, the Company and Novellus agreed to terminate the above agreement in its entirety and concentrate on negotiating a new collaboration agreement. As a result, all warrants have been cancelled and all milestones are not applicable. The Company anticipates that a new agreement with Novellus will be finalized in July 2008.

Public Offering of Warrants

The offering of shares of common stock that was consummated on May 11, 2007 included five-year warrants to acquire a total of 9,633,779 shares of common stock. One third of the total number of warrants are exercisable at $1.10, $1.60 and $2.00 respectively. Such warrants are generally exercisable only by the original purchaser. The exercise price of the warrants was reduced to $0.20 per share for six days in October 2007 in order to induce exercise and a total of 630,905 warrants were exercised.

Noteholder Warrants

During the six months ended March 31, 2008, the Company issued five year warrants to purchase 500,000 shares of common stock at $0.29 and 250,000 shares at $0.22 to EPD and CAMHZN, respectively, the two noteholders, as described in Note 6.

Strategic Advisory Board (“SAB”) Warrants

In February, 2008 three-year warrants to acquire 750,000 shares of common stock were granted to the three new SAB members in the amount of 250,000 each. Of the warrants granted, 500,000 are exercisable at $0.10 per share and 250,000 are exercisable at $0.06 per share. Each person paid $100 for their warrant and all warrants vest in full one year from the date of grant. Share-based compensation of $34,128 was calculated using the Black-Scholes model, of which $3,438 was recorded for the three and six month period ended March 31, 2008 and the balance will be amortized through the one year anniversary of the grants.

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

Novellus

On December 19, 2007, the Company announced that its initial product offerings will focus on military applications requiring power sources that can operate without air and in harsh environments. As a result of the focus on a closed loop system, it was highly unlikely that the milestones contained in the agreement with Novellus would be met and effective May 19, 2008, the Company and Novellus agreed to cancel the collaboration agreement and to begin discussions and negotiations that the Company feels, will lead to a new collaboration agreement in July 2008.

Note 9 - Contingencies

The Company has included an expense of $314,000 in its financial statements for the three and six months ended March 31, 2008 pertaining to severance obligations and related costs related to our former Chairman, President and Chief Executive Officer, Paul Abramowitz who resigned as President and CEO in January 2008 and as a director in April 2008. This amount is included in accounts payable at March 31, 2008, however, the Company contests that any payment is due under its agreements with Mr. Abramowitz and, if successful, will have minimal or no liability for such amounts.

On November 26, 2007, the Company entered into a Settlement Agreement and Mutual Release with its former placement agent, Burt Martin Arnold Securities, Inc. and the lawsuit it filed on December 5, 2006,was dismissed with prejudice. The Company agreed to deliver 350,000 fully registered shares of its common stock and such shares were issued and delivered in January 2008.

Note 10 - Subsequent Events

On April 24, 2008, Summit Trading Limited, one of the Company’s largest shareholders, purchased 10,000,000 shares of common stock for $0.01 per share for a total of $100,000. Such purchase agreement provides for certain dilution protection and standard piggyback registration rights. A Form 8-K was filed with the SEC on April 25, 2008 disclosing this transaction.

Pursuant to the loan agreement with CAMHZN, the Company received correspondence from CAMHZN on May 13, 2008 demanding an additional 54,500,000 shares of common stock to raise their number of collateral shares to 62,000,000 in order to comply with the 500% debt coverage requirement included in the loan agreement.

While the Company remains in default of the agreement, effective May 22, 2008, CAMHZN has agreed to forbear from exercising any remedies available under its loan documents or applicable law for a period ending on September 29, 2008, in exchange for the release of the 8,000,000 shares presently being held as collateral and the issuance of an additional 2,857,142 shares of restricted common stock. In addition, the Company agreed to issue an additional 54,500,000 shares of common stock as additional collateral.

Shares of Common Stock are owed to EPD for replacement of approximately 782,000 shares taken from the original collateral shares in April, 2008 to complete the conversion of $62,575 of EPD debt into common shares. These shares would be considered issued but not outstanding as they would be held as collateral to be used in the case of non-payment of the loan on the due date of January 1, 2009. In addition, as of May 16, 2008, the Company is required to issue an additional 2,500,000 shares of common stock to EPD as an extension fee, which extension fees are due because the loan was not prepaid on such date. While the Company remains in default of the agreement, it intends to comply with the terms of the agreement.

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

PLAN OF OPERATION

We are developing a direct methanol micro-fuel cell using our patented technology which is based on porous silicon. The fuel cells we have planned and designed are intended to be viable replacements of many types of batteries typically in use today, such as the lithium-ion and lithium-polymer power sources that are commonly used in military, industrial, emergency and first - responder, and consumer markets. Recent trends continue to show the need for better and longer-lasting power solutions to close the “power gap,” thus enhancing mobility and productivity.

Based on user demand in these markets, mobile electronic applications continue to add features for richer experiences and increased functionality. The electronic payload continues to increase for mobile military deployments, and notebook PC makers, for example, in recent years have enhanced their products with larger, more vivid color displays, faster processors, larger hard drives, DVD and/or CD drives, as well as multimedia and wireless networking capabilities. Each of these additions requires more power and, taken together, can be a significant drain on the PC’s limited battery capacity.

Users in all of these markets are also more dependent on these mobile devices and are using them longer without access to A/C power, compounding the “power gap.” Sales of notebook PCs continue to grow faster than those of the overall PC market, and now represent more than half of all PCs sold. Moreover, with the growth and widespread availability of high-speed wireless connections (Wi-Fi) in corporate offices and public locations, “persistent” computing  — constant connectivity to the Internet, email and corporate files — is becoming commonplace, creating additional demands for longer-lasting power. The Company believes that its fuel cells, when fully developed, will be capable of bridging the power gap by having more power, a longer life and an instant recharge system using replacement fuel cartridges. In addition, we believe that they will be smaller and lighter than the batteries currently in use.

In September of 2007, the Company demonstrated a fully integrated prototype version of its Direct Methanol Fuel Cell (“DMFC”) technology. Subsequently, the majority of technical effort has been focused on executing the technical path within the Office of Naval Research (“ONR”) contract which was awarded in July of 2007. In general this contract is focused on the development of high power electrode structures of a larger physical size and greater efficiency of utilized active space than previous designs. Further, the contract focuses on the packaging of these electrodes in engineered materials that provide proper cell attributes with higher reliability and more manufacturable components. The operational plan for the upcoming fiscal year includes the completion of the current contract objectives. A follow-on contract proposal has been submitted to the ONR in the amount of $1.2 million. It is anticipated that the follow-on contract with the ONR will focus on taking the cell structures developed in the current contract and further optimizing them for greater orientation independence as well as testing them in fully functioning stack designs within integrated system configurations. Evaluation of the technology at Department of Defense (“DOD”) test sites is anticipated. There can be no guarantee that this contract will be awarded.

In addition to the above activities, the Company intends to engage with one or more strategic partners on the development of the overall system components and integration of these components. The Company believes that the combination of these efforts will result in DMFC units with greater capability and reliability than previous generations of the technology. It is the intention of the Company to use these units in its continued market development strategies.

A key element of the Company’s manufacturing strategy is to outsource as much of the fuel cell design and manufacturing as possible, while focusing on the core competency and key differentiators of the technology. The intent is to leverage the expertise of the best-of-breed infrastructure that exists worldwide in various aspects of the fuel cell. The Company is developing strategic relationships with silicon foundries, design and manufacturing houses, and other assembly and testing centers. Neah Power anticipates announcing some of these relationships during the course of the next quarter.

DISCUSSION AND ANALYSIS

OVERVIEW

We have limited capital resources. Our auditor’s report for our financial statements as at and for the nine months ended September 30, 2007 and for the year ended December 31, 2006 contains a “going concern” qualification indicating that our ability to continue as a going concern is substantially in doubt. We must, therefore, raise sufficient capital to fund our overhead burden and our continuing research and development efforts going forward. Although we have revenue from our first Office of Naval Research (“ONR”) contract and anticipate commencing a second contract within the next few months (of which there can be no assurance), we will need to obtain additional financing in June 2008. Please see "Liquidity and Capital Resources" below.

RESULTS OF OPERATIONS -

Three Months Ended March 31, 2008 As Compared To the Three Months Ended March 31, 2007

 We had no revenues during the three months ended March 31, 2007 but during the three months ended March 31, 2008 the Company recorded revenue of $494,010 from the Office of Naval Research (“ONR”) expense reimbursement contract that commenced in July 2007. The Company is in negotiations with the Department of Defense (“DOD”) and the ONR for an additional contract of up to $1.21 million, also primarily for expense reimbursement, over approximately a twelve month time frame for the development of specific technology that we anticipate will commence in August 2008.

Research and development expenses for the three months ended March 31, 2008 decreased by $196,779, approximately 18%, to $907,563 from the $1,104,342 recorded in the comparable period last year. The decrease was primarily due to a decrease in project expenses related to electrode characterization of $140,730, a decrease in salaries and related taxes and benefits of $54,602, a decrease of $53,101 in facilities expense and a decrease of $32,794 in depreciation. These decreases were somewhat offset by costs relative to the ONR contract of $84,208 whereas, in the prior year’s quarter, there were no ONR expenses as the contract had not yet commenced.

General and Administrative expenses for the quarter ended March 31, 2008 were $1,160,256, an increase of $220,808, approximately 24%, from the $939,448 incurred in the comparable 2007 period. The increase was primarily due to an increase of $340,948 in salaries and related taxes and benefits due to the inclusion of the severance cost for Mr. Abramowitz and an increase of $132,549 in financing costs due to the amortization of higher deferred loan fees and other financing costs. These increases were somewhat offset by a decrease of $221,059 in professional fees due to significantly lower activity and a decrease in marketing expense of $48,491.

Interest expense, net for the three months ended March 31, 2008 was $682,578 as compared to $349,872 in the prior year’s comparable quarter. This increase of $332,706 is primarily due to the $625,000 cost of certain loan default penalties pursuant to the terms of the loan agreements with EPD and CAMHZN that was paid with shares of stock and was recorded as interest expense during the current quarter.

Six Months Ended March 31, 2008 As Compared To the Six Months Ended March 31, 2007

 We had no revenues during the six months ended March 31, 2007 but during the six months ended March 31, 2008 the Company recorded revenue of $716,541 from the ONR expense reimbursement contract that commenced in July 2007. The Company is in negotiations with the DOD and the ONR for an additional contract of up to $1.21 million, also primarily for expense reimbursement, over approximately a twelve month time frame for the development of specific technology that the Company anticipates will commence in August 2008.

Research and development expenses for the six months ended March 31, 2008 decreased by $391,654, approximately 17%, to $1,857,463 from the $2,249,117 recorded in the comparable period last year. The decrease was primarily due to a decrease in project expenses related to electrode characterization of $214,337, a decrease of $236,558 in stock compensation expense, a decrease of $55,300 in depreciation and a decrease of $47,691 in salaries and related taxes and benefits. These decreases were somewhat offset by an increase of $17,078 in facilities costs having to do with the consolidation of the staff and the related move and costs relative to the ONR contract were $133,122, whereas in the prior year’s six month period, there were no ONR expenses as the contract had not yet commenced.

General and Administrative expenses for the six months ended March 31, 2008 were $2,128,850, an increase of $799,642 or approximately 60% from the $1,329,208 incurred in the comparable 2007 period. There was a transfer adjustment for stock compensation expense in the December quarter of fiscal 2006 from administrative expense to research and development expense which reduced the quarter’s administrative costs by $318,437 and increased research and development by a like amount. Other than the effect of this adjustment, the increase was primarily due to an increase of $400,707 in salaries and related taxes and benefits due to the inclusion of the severance cost for Mr. Abramowitz, our former chief executive officer, an increase of $195,351 in amortization of higher deferred loan fees and an increase of $439,494 in the valuation of administrative stock compensation. These increases were somewhat offset by a reduction in professional fees of $238,598 due to significantly less activity.

Interest expense, net for the six months ended March 31, 2008 was $783,336 as compared to $1,481,476 in the prior year’s comparable six month period. This decrease of $698,140 is primarily due to the amount of interest accrued or paid in the 2007 period cost including a much higher amount of non-cash interest from shares and warrants issued in the amount of $1,022,000 whereas the 2008 six month period included $625,000 of certain loan default penalties pursuant to the terms of the loan agreements with EPD and CAMHZN that was paid with shares of stock and was recorded as interest expense.

Liquidity and Capital Resources

During the six months ended March 31, 2008, we raised capital by selling two promissory notes for a total of $1,000,000 with net proceeds of $965,000 received upon closing and $35,000 of related expenses paid by the Company. The Company also received proceeds of $126,181 from the exercise of 630,905 warrants by shareholders that acquired such warrants in the public offering in May 2007. The exercise prices of such warrants were reduced from $1.10, $1.60, and $2.00 to $0.20 (the then market trading value) for a period of six days in October 2007 in order to induce such exercise. A commission of 10% of the total proceeds of the warrant exercises was paid to Jessup and Lamont Securities Corporation. Cash of $22,830 and certain ongoing expense reimbursement grant funding from the ONR and the purchase of common shares in the amount of $100,000 by the Company’s largest shareholder in April 2008 will support the Company’s operations through approximately the end of June 2008. To meet its cash needs from that point forward, the Company is currently seeking financing from potential strategic investors, debt and additional sales of securities. There can be no assurance that the Company will be successful in raising this capital on a timely basis, if at all. The failure to obtain the necessary working capital would have a material adverse effect on the development program and business prospects and, depending upon the shortfall, the Company would have to curtail or cease its operations.

Our current operating expenses, net of non-cash charges and anticipated revenues, are approximately $100,000 per month. Our cash on hand and anticipated grants, awards and project funding from a strategic partner is not sufficient to support the current level of operations for the next 12 months and it will be necessary to obtain additional financing by June 30, 2008. However, we cannot be certain that any such financing will be timely obtained on acceptable terms. If we are unable to obtain the additional financing required to meet our cash needs on a timely basis this will materially and adversely affect our development efforts and we would have to curtail or discontinue operations.

In July 2007 we commenced work for the DOD and the ONR relative to a research and development contract pursuant to a Congressional Appropriation of up to $1.377 million, primarily for expense reimbursement over approximately a twelve month time frame, for the development of specific technology. An additional Congressional Appropriation of up to $1.35 million was approved in 2006 and contract negotiations began in December 2007 to finalize the related contract. The Company anticipates that this contract will commence in August, 2008.

We recently instituted a streamlining program whereby it has combined the administrative and research and development facilities into one space and has realigned the number of employees so as to primarily focus on the ONR Research Contract and continued development of a commercial liquid electrolyte prototype for military applications as well to business development, engineering, optimization, reliability, quality and implementation of a manufacturing strategy. We believe that by focusing on these opportunities it will significantly reduce monthly expenditures. Currently, the monthly cash operating cost is approximately $100,000 net of the aforementioned reductions and deferrals and anticipated continuing revenues from ONR.

Going Concern

We expect to incur operating losses and negative cash flows for the foreseeable future. Our ability to execute on our current business plan is dependent upon our ability to develop and market our products, and, ultimately, to generate revenue.

As of March 31, 2008, we had net cash on hand of approximately $23,000, and as of May 20, 2008 we had net cash on hand of approximately $78,000. Excluding non-current accounts payable, accrued liability payments, and ONR receipts, we are currently expending cash at a rate of approximately $100,000 per month, and at present rates, we anticipate that we will need to obtain additional financing before the end of the second quarter 2008, or we will be required to substantially curtail or cease operations. EPD Investment Co., LLC currently holds a security interest in substantially all of our assets, which may make further debt financing difficult or impossible. Any equity financing will likely result in substantial dilution of existing stockholders. Critically needed financing may not be available on acceptable terms, or at all.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the use of estimates that affect the reported amounts of assets, liabilities and expenses. Management evaluates our estimates on an ongoing basis, including estimates for Income tax assets and liabilities and the impairment of the value of investments. We base our estimates on historical experience and on actual information and assumptions that are believed to be reasonable under the circumstances at that time. Actual results may differ from these estimates under different assumptions or conditions. We believe that the following critical accounting policies affect our more significant estimates used in the preparation of our financial statements.

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

Item 3. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(a) Disclosure Controls & Procedures

As of March 31, 2008, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to for gathering, analyzing, and disclosing the information that we are required to disclose in the reports filed under the Securities and Exchange Act of 1934.

(b) Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the current quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

It is our intention to hire professional services personnel as needed that specialize in the design, installation and testing of internal and disclosure controls pursuant to section 404 of the Sarbanes Oxley Act of 2002 to review our systems and improve and upgrade such controls where necessary, so that we will be in full compliance with applicable rules when it is required to provide a certification as to the effectiveness of our internal controls over financial reporting .

PART II - OTHER INFORMATION

Item 5. Other Information.

Effective May 22, 2008, CAMHZN Master LDC has agreed to forbear from exercising any remedies available under its loan documents or applicable law for a period ending on September 29, 2008, in exchange for release the 8,000,000 shares presently being held as collateral and the issuance of an additional 2,857,142 shares of restricted common stock. In addition, the Company agreed to issue an additional 54,500,000 shares of common stock as additional collateral. A copy of the agreement is attached hereto as Exhibit 10.2 and incorporated herein by reference.

Unless otherwise required by law, we disclaim any obligation to release publicly any updates or changes in our expectations or any change in events, conditions, or circumstances on which any forward-looking statements are based.

Item 6. Exhibits.

No.	Description
10.1*	Security Purchase Agreement with Summit Trading Limited
10.2	CAMHZN letter agreement
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Incorporated by reference to exhibit to current report on Form 8-K filed April 24, 2008.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEAH POWER SYSTEMS, INC.

Dated: May 23, 2008	By:	/s/ GERARD C. D’COUTO
Gerard C. D’Couto
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ DAVID M. BARNES
David M. Barnes
Chief Financial Officer
(Principal Financial Officer)