Form 10QSB
period 2008-06-30
NEAH POWER SYSTEMS, INC.
filed 2008-08-19
CIK 1162816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

Commission file number 000-49962

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding as of August 14 , 2008

Common Stock, $0.001 par value	150,099,487 shares

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

NEAH POWER SYSTEMS, INC.

TABLE OF CONTENTS

PAGE

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements	1

Condensed Consolidated Balance Sheet - June 30, 2008	1

Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2008 and 2007	2

Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2008 and 2007	3

Notes to Condensed Consolidated Financial Statements	4-10

Item 2. Management’s Discussion and Analysis or Plan of Operation	11-15

Item 3. Controls and Procedures	15-16

PART II - OTHER INFORMATION

Item 3. Defaults Upon Senior Securities	17

Item 6. Exhibits	17

Signatures	17

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEAH POWER SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
June 30, 2008
(UNAUDITED)

ASSETS

Current assets
Cash and cash equivalents	$1,413
Contract Receivable	31,273
Deferred Financing Costs, Net	150,000
Prepaid expenses and other current assets	78,384
Total current assets	261,070

Property and equipment, net	52,611

Total assets	$313,681

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities
Accounts payable	$1,533,904
Accrued expenses	221,997
Notes payable, net of discount of $45,397	942,028
Deferred Revenue	189,500
Total current liabilities	2,887,429

Total liabilities	2,887,429

Commitments and contingencies

Stockholders' deficiency
Common stock, $0.001 par value, 500,000,000 shares authorized 225,727,073 shares issued and 150,099,487 outstanding	150,099
Additional paid-in capital	38,265,235
Treasury shares, 3,753,000 common shares, at no cost
Accumulated deficit	(40,989,082)
Total stockholders' deficiency	(2,573,748)

Total liabilities and stockholders' deficiency	$313,681

See Notes to Consolidated Financial Statements

NEAH POWER SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three	For the Three	For the nine	For the nine
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Contract Revenues	$459,434	$—	$1,175,975	$—

Operating expenses
Research and development expense	633,699	1,181,133	2,491,162	3,430,250
General and administrative expense	486,313	669,743	2,260,931	1,840,071

Total operating expenses	1,120,012	1,850,876	4,752,093	5,270,321

Loss from operations	(660,578)	(1,850,876)	(3,576,118)	(5,270,321)

Other income (expense), net
Amortization of deferred financing costs	(171,428)	—	(425,000)	—
Interest expense, net	(498,740)	(11,258)	(1,382,735)	(1,651,614)

Net Loss	$(1,330,746)	$(1,862,134)	$(5,383,853)	$(6,921,935)

Basic and diluted loss per common share	$(0.01)	$(0.02)	$(0.04)	$(0.07)

Basic and diluted weighted average common shares outstanding	141,754,542	114,258,529	127,071,523	105,409,456

See Notes to Consolidated Financial Statements

NEAH POWER SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended June 30, 2008 and 2007

	Nine Months Ended
	2008	2007

Cash flows from operating activities:
Net loss	$(5,383,853)	$(6,921,935)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	158,959	284,805
Amortization of deferred financing costs	425,000	-
Share-based payments included in operating expenses	769,433	901,865
Amortization of debt discount and recognition of beneficial conversion feature on convertible debt	170,902	-
Interest paid with common shares	1,016,485	972,357
Warrants issued by shareholder treated as interest expense	-	357,000
Changes in operating assets and liabilities
Interest Receivable	-	26,477
Contract Receivable	17,784	-
Prepaid expenses and other current assets	(38,872)	(49,921)
Accounts payable	744,859	(79,101)
Accrued Expenses	147,134	59,576
Net cash used by operating activities	(1,972,169)	(4,448,877)

Cash flows from investing activity:
Purchase of fixed assets	(14,481)	(39,240)
Net cash used by investing activity	(14,481)	(39,240)

Cash flows from financing activities:
Proceeds from public offering	-	6,353,498
Proceeds from sale of common stock	100,000	150,000
Proceeds from notes payable	1,050,000	1,890,000
Proceeds from warrant exercises	126,181
Proceeds from bridge financing	-	350,000
Payments on equipment loans	-	(69,520)
Payments on bridge financing	-	(2,315,000)
Other	1,441	(15,458)
Net cash provided by financing activities	1,277,622	6,343,520

Net change in cash and cash equivalents	(709,028)	1,855,403

Cash and cash equivalents, beginning of period	710,441	59,874

Cash and cash equivalents, end of period	$1,413	$1,915,277

Supplemental cash flow information

Cash paid for interest	$-	$68,551
Cash paid for income taxes	$-	$-

Noncash investing and financing activities
Partial conversion of EPD Note Payable to common stock	$62,575
Deferred financing costs paid with issuance of common stock	$575,000
Settlement of accounts payable with issuance of stock	$105,000
Debt discount from issuance of warrants	$135,667

See Notes to Consolidated Financial Statements

Note 1 — The Company

Neah Power Systems, Inc. (“NPSNV”, the “Company” or “Neah Power”) was incorporated in Nevada on February 1, 2001, under the name Growth Mergers, Inc. (“GMI”). In March 2006 GMI, at the time a public shell company, acquired all of the outstanding capital stock of an operating Washington corporation, Neah Power Systems, Inc. (“NPSWA”). Upon completion of the acquisition, GMI changed its name to be the same as its new wholly-owned subsidiary. The acquisition was accounted for as a reverse merger, which the Securities and Exchange Commission (“SEC”) considers to be equivalent to a recapitalization. NPSNV is the legal parent of NPSWA but these financial statements, other than capital stock accounts, are those of NPSWA. In these financial statements, the “ Company” refers to NPSNV and its wholly-owned consolidated subsidiary, NPSWA.

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

Recent Developments

The company has announced various manufacturing partnerships with companies like Aspen Technologies, IceMOS, and Sanmina - SCI. The company has continued to demonstrate significant technical progress having reported wire-bond process for low-loss current collection, a transition to larger, higher energy density, electrodes, a higher reliability cell packaging that is expected to have a high lifetime, All of these changes are geared to enable large scale commercialization. Previously, the Company demonstrated a working prototype in September 2007, which generated net positive power, and was a significant milestone in the history of the Company. On December 19, 2007, the Company announced that its initial product offerings will focus on military applications requiring power sources that can operate without air and in harsh environments. The focus on a closed loop system is based on customer needs for products that address "no air" needs such as underwater, underground, close quarters, high altitude and no atmosphere. The Company will continue to pursue the "air breathing" market, including military applications such as a BA-5590 replacement. As a result of the focus on a closed loop system, the Company believed it was unlikely that the milestones contained in the agreement with Novellus Systems, Inc. would be met and on May 19, 2008, the Company and Novellus agreed to terminate the agreement in its entirety and concentrate on negotiating a new collaboration agreement. As a result, all warrants have been cancelled and all milestones are not applicable (see Note 7) and the Company is currently in the process of negotiating a new collaboration agreement with Novellus. Subsequent changes and improvements are focused around improving the reliability of the system, creating the manufacturing infrastructure for the product, and other continuous improvement processes related to the technology and the manufacturing. A number of specific individual technical advances have also been outlined in recent press releases. These announcements include the migration to larger wafer platforms to improve manufacturing efficiencies, electrode structures optimized for greater power production, cell packaging developments that generate highly reliable, highly manufacturable components, and unique electrical connection architectures which move the technology further down the path towards large scale commercialization.

Note 2 — Going Concern

The Company’s cash balance at August 13, 2008 was approximately $128,000. The Company’s consolidated financial statements are prepared consistent with accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has limited capital resources and the Company has sustained substantial losses. The auditor’s report for the Company’s consolidated financial statements as at and for the nine months ended September 30, 2007 and the year ended December 31, 2006 contain a “going concern” modification indicating that the Company’s ability to continue as a going concern is substantially in doubt. The Company must, therefore, raise sufficient capital to fund its overhead burden and its continuing research and development efforts going forward. The Company has relied primarily on sales of securities and proceeds from borrowings for operating capital. During the nine months ended June 30, 2008, the Company raised capital by selling two promissory notes for a total of $1,000,000 with net proceeds of $965,000 received upon closing net of fees of $35,000. On April 24, 2008, Summit Trading Limited, one of the Company’s largest shareholders, purchased 10,000,000 shares of common stock for $0.01 per share for a total of $100,000. Such purchase agreement provides for certain dilution protection and standard piggyback registration rights. During the nine month period ended June 30, 2008, the Company also received payments of $1,193,759 from the Office of Naval Research (“ONR”) pursuant to the terms of a grant providing expense reimbursement for continuing research and development having to do with certain technology. As of August 13, 2008, substantially all of the work under this contract was completed. Additionally, the Company has received approximately $402,000 of gross proceeds from a private placement funding in July and August (See Note 11). These funds, plus the current cash balance and certain expected expense reimbursement from grant funding from the ONR are estimated to support the Company’s operations through approximately October 2008. To meet its cash needs from that point forward, the Company is currently seeking financing from the sale of debt or equity instruments to current investors and potential strategic investors. There is no assurance that the Company will be successful in raising this capital on a timely basis, if at all. The failure to obtain the necessary working capital would have a material adverse effect on the development program and business prospects and, depending upon the shortfall, the Company may have to curtail or cease its operations.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company have to curtail operations or be unable to continue in existence.

Note 3 — Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its majority-owned subsidiaries. All material intercompany balances and transactions have been eliminated. The interim financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year. The Condensed Consolidated Financial Statements as of and for the period ending June 30, 2008 have been derived from the unaudited financial statements at that date. However, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying financial statements should be read in conjunction with the audited Consolidated Financial Statements for the nine months ended September 30, 2007, included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on January 14, 2008.

 Note 4 — Summary of Significant Accounting Policies

Certain Reclassifications

Certain prior period amounts in the Consolidated Statements of Operations for the nine months ended 2007 have been reclassified to conform to the current period presentation by reclassifying certain financing charges formerly included in General and Administrative Expenses to interest expense. There has been no impact on net loss or stockholder’s deficiency

Change in Fiscal Year End

In November 2007, the Company’s Board of Directors approved a change in the Company’s fiscal year end from December 31 to September 30 which was effective for the fiscal year (nine months) ended September 30, 2007.

The significant accounting policies used in the preparation of the Company’s audited Consolidated Financial Statements are disclosed in the Company’s Transition Report on Form 10-KSB for the nine months ended September 30, 2007, as filed with the Securities and Exchange Commission on January 14, 2008. Updated disclosures regarding such policies are set forth below.

Share-Based Payments

The Company has share-based compensation plans under which employees and non-employee directors may be granted restricted stock, as well as options to purchase shares of Company common stock at the fair market value at the time of grant. Stock-based compensation cost is measured by the Company at the grant date, based on the fair value of the award, over the requisite service period. For options and warrants issued to employees, the Company recognizes stock compensation costs utilizing the fair value methodology prescribed in Statement of Financial Accounting Standards 123 (“SFAS 123(R)”) (revised 2004), Share Based Payment over the related period of benefit. Grants of stock options and grants of stock purchase warrants to non-employees and other parties are accounted for in accordance with the Financial Accounting Standards Board's Emerging Issue Task Force Abstract, EITF 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services ("EITF 96-18") and SFAS 123(R).

During the nine months ended June 30, 2008, stock options were granted to employees for the purchase of a total of 1,028,000 shares of common stock. In addition, the Company awarded grants of restricted common stock to employees totaling 590,000 shares which were valued at $23,600, the Fair Market Value based on the closing price of $0.04 on March 28, 2008. The shares vest at the rate of 33.3% every two months from the date of grant and the fair value will be amortized and recognized as expense over that six month period. On May 22, 2008, an additional 250,000 shares of restricted stock were granted at a value of $10,000, the fair market value of such shares based on the closing price of $0.04 per share on the date of grant. This restricted stock vested immediately and was expensed in full on the date of grant. There are options outstanding at June 30, 2008 to acquire 8,760,200 shares of the Company’s common stock.

In February, 2008 three-year warrants to acquire 750,000 shares of common stock were granted to the three new Strategic Advisory Board members in the amount of 250,000 each. Of the warrants granted, 500,000 are exercisable at $0.10 per share and 250,000 are exercisable at $0.06 per share. Each person paid $100 for their warrant and all warrants vest in full one year from the date of grant. Share-based compensation of $34,128 was calculated using the Black-Scholes model, of which $8,244 and $11,582 was recorded for the three and nine month periods ended June 30, 2008, respectively and the balance will be amortized through the one year anniversary of the grants. There are warrants outstanding at June 30, 2008 to acquire 15,162,451 shares of common stock.

The fair value for options and warrants granted during the nine months ended June 30, 2008 was estimated using the Black-Scholes option valuation model with the following weighted average assumptions:

	OPTIONS	WARRANTS
Expected life in years	10.00	4.0
Volatility	142.7%	129.8%
Interest rate	3.8%	2.9%
Estimated Yield rate	0.0%	0.0%

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

Basic weighted average common shares outstanding, and the potentially dilutive securities excluded from loss per share computations because they are antidilutive, are as follows for the three months and nine months ended June 30, 2008 and 2007.

	Three Months Ended June 30,		Nine months Ended June 30,
	2008	2007	2008	2007
Basic and diluted weighted average common Shares outstanding	141,754,542	114,258,529	127,071,523	105,409,456
Potentially dilutive securities excluded from loss per share computations:
Common stock options	8,760,200	7,500,350	8,760,200	7,500,350
Common shares issuable upon debt conversion	5,634,466	—	5,634,466	—
Common stock purchase warrants	15,162,451	18,818,000	15,162,451	18,818,000

Recent Accounting Pronouncements

On October 1, 2008, the Company will adopt Financial Accounting Standards Board (“FASB”) Statement No. 157, Fair Value Measurements (“SFAS 157”), which clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the required disclosures on fair value measurements. In February 2008, the FASB issued Staff Position 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), that deferred the effective date of SFAS 157 for one year for nonfinancial assets and liabilities recorded at fair value on a non-recurring basis. The effect of adoption of SFAS 157 for financial assets and liabilities recognized at fair value on a recurring basis is not expected to have a material impact on the Company’s financial position and results of operations. The Company is assessing the impact of the adoption of SFAS 157 for nonfinancial assets and liabilities on the Company’s financial position and results of operations.

On October 1, 2008, the Company will adopt FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits companies to irrevocably elect to measure certain financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. The Company is not planning to elect the fair value option under SFAS 159 for any of its financial assets or liabilities upon adoption.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”), which is effective January 1, 2009 for the Company. SFAS 161 requires enhanced disclosures about derivative instruments and hedging activities to allow for a better understanding of their effects on an entity’s financial position, financial performance, and cash flows. Among other things, SFAS 161 requires disclosure of the fair values of derivative instruments and associated gains and losses in a tabular format. Since SFAS 161 requires only additional disclosures about derivatives and hedging activities, the adoption of SFAS 161 will not affect the Company’s financial position or results of operations, should the Company acquire derivatives in the future.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants. Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company will adopt FSP APB 14-1 beginning in the first quarter of fiscal 2010, and this standard must be applied on a retrospective basis. The Company is evaluating the impact the adoption of FSP APB 14-1 will have on our consolidated financial position and results of operations.

In December 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on Issue No. 07-1 (“EITF 07-1”), Accounting for Collaborative Arrangements. EITF 07-1 is effective for the Company beginning October 1, 2009 and will be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. The Company is assessing the impact of adoption of EITF 07-1 on its financial position and results of operations.

On October 1, 2008, the Company will adopt EITF Issue No. 07-3, Accounting for Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF 07-3”), which is being applied prospectively for new contracts. EITF 07-3 addresses nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities. EITF 07-3 requires these payments be deferred and capitalized and recognized as an expense as the related goods are delivered or the related services are performed. The effect of adoption of EITF 07-3 on the Company’s financial position and results of operations is not expected to be material.

Note 5 — Property and Equipment

June 30, 2008
Laboratory equipment	$1,356,415
Leasehold improvements	579,641
Computer equipment and software	155,082
Office furniture and equipment	56,000
Subtotal	2,147,138
Accumulated depreciation and amortization	(2,094,527)
Property and equipment, net	$52,611

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

Unpaid Notes

During the nine months ended June 30, 2008, the Company raised capital by selling two promissory notes (“the Notes”) for a total of $1,000,000 with net proceeds of $965,000 received upon closing net of $35,000 of related expenses which were paid by the Company. The Notes and their terms are described below.

On November 9, 2007, the Company sold a 10% convertible secured promissory note due January 1, 2009 to EPD Investment Co., LLC (“EPD”) for net proceeds of $500,000. The note is currently convertible into shares of common stock at $0.08 per share. EPD received 1.7 million shares of common stock and a 5-year warrant to purchase 500,000 additional shares of common stock at $0.29 per share, as well as additional shares if we do not repay the loan or effect a registration statement for the resale of the (including the shares underlying the warrant) shares by specified dates.  The note is secured by 8,000,000 common shares held as collateral pursuant to the terms of the purchase, pledge and security agreements and is further secured by a security interest in substantially all of the Company’s assets. These securities were issued without registration pursuant to the exemption afforded by Section 4(2) of the Securities Act of 1933, as a transaction by us not involving a public offering.

An event of default exists under the Loan documents as a result of the Company’s failure to issue shares of our common stock to EPD on May 9, 2008 having a value of $100,000 and the failure to pledge additional shares of common stock as security for the loan, each as required by the Loan documents. As of May 16, 2008, the Company recorded an additional 2,486,270 shares of common stock to EPD as an extension fee, which extension fees are due because the loan was not prepaid on such date. On May 23, 2008, the Company received a notice of public sale of collateral (the “Notice”) from NPS Investment Co., LLC (“NPS”), as assignor of, and successor-in-interest to, EPD pursuant to the outstanding promissory notes due to EPD. The Notice contemplated that, on June 16, 2008, NPS would sell the stock of the Company’s wholly-owned subsidiary, Neah Power Systems, Inc. and substantially all of its patents and patent applications. Effective June 9, 2008, NPS Investment Co., LLC has rescinded its notice of public sale of collateral and cancelled the previously scheduled foreclosure sale. The Company is in negotiations with NPS with respect to a possible waiver and forbearance of certain provisions of the loan documents. There can be no assurance that the Company will be successful in obtaining any such waiver or forbearance.

On November 28, 2007, the Company sold a 12% convertible secured promissory note due June 28, 2008 to CAMHZN Master LDC (“CAMHZN”) for net proceeds of $465,000 of which $315,000 was received at the closing, net of costs of $35,000 and the remaining $150,000 was paid to the Company on January 28, 2008, upon the required registration statement becoming effective. There was a penalty of $10,000 per month for any delays in filing the Company's registration statement or in being declared effective and a total penalty of $10,000 was incurred. The note is convertible to shares of common stock at $3.00 per share. CAMHZN received 1.125 million shares of common stock and a 5-year warrant to purchase 250,000 shares of common stock at $0.22 per share, as well as a right to acquire additional shares if the Company does not repay the loan or effect a registration statement for the shares by specified dates. As of June 30, 2008, the note is secured by 62,500,000 shares of the Company's common stock held in escrow pursuant to the terms of the purchase, pledge and security agreements. The Company also issued an additional 2,500,000 shares to be held in escrow related to the transaction agreements regarding estimated and potential fees and penalties. As of June 30, 2008, 1,375,000 shares of common stock are still held in escrow related to potential fees and penalties. These securities were issued without registration pursuant to the exemption afforded by Section 4(2) of the Securities Act of 1933, as a transaction by the Company not involving a public offering.

As noted above, the 1,708,584 shares of common stock issued to EPD and the 1,125,000 shares of common stock issued to CAMHZN in connection with the issuance of the notes represented financing fees of $575,000 recorded during the three months ended December 31, 2007. These financing fees have been capitalized and are being amortized over the life of the Notes. There was a beneficial conversion feature associated with the EPD note which has been valued at $80,632 and recorded as interest expense in full on the issuance date of the note as it was immediately convertible at that date. In addition, the warrants were recorded based on the relative fair value as compared to the fair value of the debt at issuance. The relative fair value was recorded as Additional Paid-in Capital, estimated at $135,667, and a discount to notes payable and is being amortized to interest expense over the life of the Notes using the effective interest method.

Effective February 15, 2008, the Company amended its loan agreements with EPD to eliminate the requirement that the Company issue additional collateral shares of five times the note balance, extended the security interest until the note is paid in full, decreased the rate for conversion of the note to shares of common stock to $0.08 and required EPD to convert the note prior to its public sale of Equity Shares as defined in the agreements. In addition, EPD converted $62,576 of the debt into 782,195 shares of common stock leaving an outstanding balance of $437,424 at June 30, 2008.

Pursuant to the loan agreement with CAMHZN, the Company received correspondence from CAMHZN on May 13, 2008 demanding an additional 54,500,000 shares of common stock to raise their number of collateral shares in order to comply with the 500% debt coverage requirement included in the loan agreement. While the Company remains in default of the agreement, effective May 22, 2008, CAMHZN has agreed to forbear from exercising any remedies available under its loan documents or applicable law for a period ending on September 29, 2008, in exchange for the release of 8,000,000 shares of common stock. The shares, valued at $320,000, were recorded as interest expense in the quarter ended June 30, 2008.

During the nine months ended June 30, 2008 the Company became obligated for certain penalties pursuant to defaults, as defined, of the loan agreements with EPD and CAMHZN in the amount of $437,485 and $579,000, respectively. These penalties were paid with 5,278,100 and 13,500,000 shares of Company common stock to EPD and CAMHZN, respectively, at certain calculated prices per share. The aggregate penalties totaling $391,485 and $1,016,485 were recorded as interest expense during the three and nine month periods ended June 30, 2008, respectively.

In connection with the notes, 22,393,879 shares of common stock have been issued and are outstanding as of June 30, 2008. In addition, 71,875,000 shares have been issued and are held in escrow and will only be released in the case of non-payment of the note(s) when due (CAMHZN - September 29, 2008 and EPD - January 1, 2009) or as consideration for penalties and fees due. In addition, there are 3,753,000 shares held in treasury that were contributed back to the Company by major shareholders in 2006 and, thus, there are 150,099,487 shares outstanding at June 30, 2008.

Note 7 — Common Stock Purchase Warrants

Novellus Systems, Inc.

The Company had in place a collaboration agreement dated May 24, 2006, with Novellus, a stockholder of the Company. On May 26, 2006, pursuant to an extension of the collaboration agreement, the Company issued a warrant to Novellus to acquire up to 4,705,000 shares of Company common stock at an exercise price of $0.001 per share. Vesting of the warrant shares was to occur upon certain milestones being achieved by Novellus and the Company and each milestone had a specific number of warrant shares assigned thereto and no milestones were ever completed. On May 19, 2008, the Company and Novellus agreed to terminate the above agreement in its entirety and concentrate on negotiating a new collaboration agreement. As a result, all warrants have been cancelled and all milestones are not applicable. The Company is currently in negotiations on a new agreement with Novellus.

Offering of Warrants

The offering of shares of common stock that was consummated on May 11, 2007 included five-year warrants to acquire a total of 9,633,779 shares of common stock. One third of the total number of warrants is exercisable at $1.10, $1.60 and $2.00 respectively. Such warrants are generally exercisable only by the original purchaser. The exercise price of the warrants was reduced to $0.20 per share for six days in October 2007 in order to induce exercise and a total of 630,908 warrants were exercised with proceeds received of $126,181.

Noteholder Warrants

During the nine months ended June 30, 2008, the Company issued five year warrants to purchase 500,000 shares of common stock at $0.29 and 250,000 shares at $0.22 to EPD and CAMHZN, respectively, the two noteholders, as described in Note 6.

Strategic Advisory Board (“SAB”) Warrants

In February 2008 three-year warrants to acquire 750,000 shares of common stock were granted to the three new SAB members in the amount of 250,000 each. Of the warrants granted, 500,000 are exercisable at $0.10 per share and 250,000 are exercisable at $0.06 per share. Each person paid $100 for their warrant and all warrants vest in full one year from the date of grant. Share-based compensation of $34,128 was calculated using the Black-Scholes model,of which $8,244 and $11,582 was recorded for the three and nine month periods ended June 30, 2008, respectively and the balance will be amortized through the one year anniversary of the grants.

Note 8 — Significant Agreements

Development Agreement with a Customer

The Company was party to a development agreement with a customer to develop proof-of-concept fuel cell power source prototypes (Phase I) and, if successful and elected by the customer, the development of fuel cell power sources (Phase II). The Company received $344,000 for certain services in Phase I and recognized $154,500 for the completion of the initial Phase I requirement in 2004 and deferred the balance of $189,500 until the related services are rendered and the final Phase I milestone is reached. The Company believes this will occur within calendar year 2008, at which time the customer will then have the right to choose whether or not to continue further with Phase II.

Note 9 - Contingencies

The Company has included an expense of $314,000 in its consolidated financial statements for the nine months ended June 30, 2008 and none in the 3 months ended June 30, 2008 pertaining to severance obligations and related costs related to our former Chairman, President and Chief Executive Officer, Paul Abramowitz who resigned as President and CEO in January 2008 and as a director in April 2008. This amount is included in accounts payable at June 30, 2008, however, the Company contests that any payment is due under its agreements with Mr. Abramowitz and, if successful, will have minimal or no liability for such amounts.

Note 10 – Statement of Stockholders’ Deficit

	Common Stock		Treasury Stock		APIC	Accumulated	Total
	Shares	Amount	Shares	Amount		Deficit

Balance at 9/30/07	119,932,700	$119,933	(3,753,000)	$-	$35,322,987	$(35,605,229)	$(162,309)

Sale of common stock	10,000,000	10,000			90,000		100,000
Issuance of common stock with respect to debt financing fees	2,833,584	2,833			572,167		575,000
Issuance of common stock for note payable penalty consideration	18,778,100	18,778			997,707		1,016,485
Common stock issued upon exercise of warrants	630,908	631			125,550		126,181
Common stock issued upon partial conversion of outstanding note payable	782,195	782			61,794		62,576
Common stock issued for legal settlement	350,000	350			104,650		105,000
Issuance of restricted common stock to employees	545,000	545			21,255		21,800
Share based compensation on options and warrants					747,633		747,633
Relative fair value of warrants issued in connection with notes payable and related beneficial conversion feature					216,299		216,299
Reclassification for treasury stock		(3,753)			3,753
Other					1,440		1,440
Net loss						(5,383,853)	(5,383,853)

Balance at 6/30/2008	153,852,487	$150,099	(3,753,000)	$-	$38,265,235	$(40,989,082)	$(2,573,748)

Note 11 - Subsequent Events

Series A Preferred Stock

On June 27, 2008, the Company’s Board of Directors approved financing through a Series A Preferred Stock Purchase Agreement pursuant to which it agreed to issue a minimum of 7,500,000 shares of Series A Preferred Stock at a purchase price of $0.04 per share, or a minimum of $300,000 in the aggregate to investors in the Company’s Series A Preferred stock. As of June 30, 2008, there were no funds received or shares issued under this agreement. As of August 13, 2008, the Company had received subscription agreements to purchase Series A Preferred stock totaling approximately $553,000, of which approximately $402,000 were closed and the related funds received by the Company. The net proceeds will be used for working capital and general corporate purposes. The holders of Series A Preferred Stock will be entitled to payment of dividends, when, as and if declared by our Board of Directors, in preference to the holders of common stock. Holders of Series A Preferred Stock are also entitled to a liquidation preference of $0.04 per share in the event of our liquidation, dissolution or winding up. At the discretion of the Company's Board of Directors, each share of Series A Preferred Stock may be converted into 26.67 shares of common stock. Except as required by law, the Series A Preferred Stock has no voting rights. The issuance of this Series A Preferred Stock will significantly dilute the interests of the Company’s existing shareholders if it is converted to common stock. Upon conversion, the Series A Preferred stockholders subscribed to date currently would own over 69% of the Company’s outstanding shares.

Jesup & Lamont Securities Corporation is acting as placement agent in connection with the private placement of the Series A Preferred Stock and will be entitled to a placement success fee equal to 10% of the proceeds.

EPD Extension Fee

On November 9, 2007, the Company sold a 10% convertible secured promissory note due January 1, 2009 to EPD Investment Co., LLC (“EPD”) for net proceeds of $500,000. As discussed in footnote 6, an event of default exists under the loan documents. As of August 9, 2008 an additional extension fee having a value of $100,000 was due and remains unpaid.

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

DISCUSSION AND ANALYSIS

OVERVIEW

We have limited capital resources. Our auditor’s report for our consolidated financial statements as at and for the nine months ended September 30, 2007 and for the year ended December 31, 2006 contains a “going concern” qualification indicating that our ability to continue as a going concern is substantially in doubt. We must, therefore, raise sufficient capital to fund our overhead burden and our continuing research and development efforts going forward. Although we have revenue from our first Office of Naval Research (“ONR”) contract and anticipate commencing a second contract prior to October 2008 (of which there can be no assurance), our current cash levels are only sufficient to support operations through approximately October 2008. Please see "Liquidity and Capital Resources" below.

RESULTS OF OPERATIONS -

Three Months Ended June 30, 2008 As Compared To the Three Months Ended June 30, 2007

 We had no revenues during the three months ended June 30, 2007 but during the three months ended June 30, 2008 the Company recorded contract revenue of $459,434 from the ONR expense reimbursement contract that commenced in July 2007. The Company is in negotiations with the Department of Defense (“DOD”) and the ONR for an additional contract of up to $1.21 million, also primarily for expense reimbursement, over approximately a twelve month time frame for the development of specific technology that the Company anticipates will commence prior to October 2008.

Research and development expenses for the three months ended June 30, 2008 decreased by $547,434, approximately 46%, to $633,699 from the $1,181,133 recorded in the prior year’s three month comparable period. The decrease was primarily due to a decrease in stock compensation expense of $102,559 as no shares or options were granted to research and development personnel during the quarter and a net decrease in project expenses related to electrode characterization of $203,818 comprised of a gross decrease of $334,941 offset by 131,123 of expenses for electrode material and services specifically related to the ONR contract which was at a lower scope of work. In addition, there was a decrease in salaries and related taxes and benefits of $136,438 due to fewer research and development personnel in the current year’s three month period, a decrease of $24,445 in facilities expense and a decrease of $70,546 in depreciation as some of the assets have been fully depreciated.

General and Administrative expenses for the quarter ended June 30, 2008 were $486,313 a decrease of $183,430, approximately 27%, from the $669,743 incurred in the comparable 2007 period. The decrease was primarily due to a decrease of $137,117 of stock compensation in the current quarter, a decrease in marketing expense of $22,752 and a decrease in professional services expense of $11,973. These decreases were somewhat offset by an increase of $14,887 in salaries and related costs.

Interest expense, net for the three months ended June 30, 2008 was $498,740 as compared to $11,258 in the prior year’s comparable quarter. This increase of $487,482 is primarily due to the $391,000 cost of certain loan default penalties pursuant to the terms of the loan agreements with EPD and CAMHZN that were paid with shares of stock and recorded as interest expense during the current quarter. Amortization of deferred financing costs for the three months ended June 30, 2008 was $171,428 and is related to the deferred financing costs of the loans from EPD and CAMHZN while there were no such amortized costs in the corresponding period of the prior year.

Nine months Ended June 30, 2008 As Compared To the Nine months Ended June 30, 2007

 We had no revenues during the nine months ended June 30, 2007 but during the nine months ended June 30, 2008 we recorded contract revenue of $1,175,975 from the ONR expense reimbursement contract that commenced in July 2007. We are in negotiations with the DOD and the ONR for an additional contract of up to $1.21 million, also primarily for expense reimbursement, over approximately a twelve month time frame for the development of specific technology that we anticipate will commence prior to October 2008.

Research and development expenses for the nine months ended June 30, 2008 decreased by $939,088, approximately 27%, to $2,491,162 from the $3,430,250 recorded in the comparable period last year. The decrease was primarily due to a net decrease in project expenses related to electrode characterization of $285,033 comprised of a gross decrease of $548,278 offset by expenses of $263,425 for electrode material and services specifically related to the ONR contract which was at a lower scope of work. In addition, there was a decrease of $339,117 in stock compensation expense recorded as valuations of options granted to research and development personnel in the 2008 period was lower than in the 2007 comparable period, a decrease of $125,846 in depreciation and a decrease of $184,130 in salaries and related taxes and benefits.

General and Administrative expenses for the nine months ended June 30, 2008 were $2,260,931, an increase of $420,860 or approximately 23% from the $1,840,071 incurred in the comparable 2007 period. The increase was primarily due to an increase of $414,594 in salaries and related taxes and benefits which included the severance cost of $314,000 for Mr. Paul Abramowitz, our former chief executive officer, which we intend to dispute. There was also an increase of $271,686 in administrative personnel stock compensation. These increases were somewhat offset by a reduction in professional fees of $250,571, approximately 27%, from $937,343 in the prior year’s nine month period to $686,772 in the current year’s nine month period due to significantly less activity and a decrease in marketing costs of $50,038.

Interest expense, net for the nine months ended June 30, 2008 was $1,382,735 as compared to $1,651,614 in the prior year’s comparable nine month period. This decrease of $268,879 is primarily due to the amount of interest accrued or paid in the 2007 period including a higher amount of non-cash interest from shares and warrants issued to lenders than in the 2008 period. Amortization of deferred financing costs in the amount of $425,000 in the current nine month period consisted primarily of deferred financing fees paid in shares of our common stock pursuant to the terms of the loan agreements with EPD and CAMHZN whereas there were no like costs in the 2007 comparable nine month period.

Liquidity and Capital Resources

 Our cash balance at August 13, 2008 was approximately $128,000. We have limited capital resources and have sustained substantial losses. We must, therefore, raise sufficient capital to fund our continuing research and development efforts and related overhead burden going forward. We have relied primarily on sales of securities and proceeds from borrowings for operating capital. During the nine months ended June 30, 2008, we raised capital by selling two promissory notes for a total of $1,000,000 with net proceeds of $965,000 received upon closing net of fees of $35,000. On April 24, 2008, Summit Trading Limited, one of our largest shareholders, purchased 10,000,000 shares of common stock for $0.01 per share for a total of $100,000. Such purchase agreement provides for certain dilution protection and standard piggyback registration rights.

During the nine month period ended June 30, 2008, we also received payments of $1,193,759 from the ONR pursuant to the terms of a grant providing expense reimbursement for continuing research and development having to do with certain technology. As of August 13, 2008, substantially all of the work under this contract was completed.

We received approximately $402,000 of gross proceeds from a private placement funding in July and August 2008. These funds, plus the current cash balance and certain expected expense reimbursement from grant funding from the ONR are estimated to support our operations through approximately October, 2008. To meet our cash needs from that point forward, we are currently seeking financing from the sale of debt or equity instruments to current investors and potential strategic investors. There is no assurance that we will be successful in raising this capital on a timely basis, if at all. The failure to obtain the necessary working capital would have a material adverse effect on our development program and business prospects and, depending upon the shortfall, we may have to curtail or cease operations.

Going Concern

Our cash balance at August 13, 2008 was approximately $128,000. Our consolidated financial statements are prepared consistent with accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have limited capital resources and we have sustained substantial losses. The auditor’s report for our consolidated financial statements as at and for the nine months ended September 30, 2007 and the year ended December 31, 2006 contain a “going concern” modification indicating that our ability to continue as a going concern is substantially in doubt. We must, therefore, raise sufficient capital to fund its overhead burden and its continuing research and development efforts going forward. We have relied primarily on sales of securities and proceeds from borrowings for operating capital. During the nine months ended June 30, 2008, we raised capital by selling two promissory notes for a total of $1,000,000 with net proceeds of $965,000 received upon closing net of fees of $35,000. On April 24, 2008, Summit Trading Limited, one of our largest shareholders, purchased 10,000,000 shares of common stock for $0.01 per share for a total of $100,000. Such purchase agreement provides for certain dilution protection and standard piggyback registration rights. During the nine month period ended June 30, 2008, we also received payments of $1,193,759 from the ONR pursuant to the terms of a grant providing expense reimbursement for continuing research and development having to do with certain technology. As of August 13, 2008, substantially all of the work under this contract was completed. We have received approximately $402,000 of gross proceeds from a Private Placement funding in July and August. These funds, plus the current cash balance and certain expected expense reimbursement from grant funding from the ONR are estimated to support our operations through approximately October, 2008. To meet our cash needs from that point forward, we are currently seeking financing from the sale of debt or equity instruments to current investors and potential strategic investors. There is no assurance that we will be successful in raising this capital on a timely basis, if at all. The failure to obtain the necessary working capital would have a material adverse effect on the development program and business prospects and, depending upon the shortfall, we may have to curtail or cease its operations.

Critical Accounting Policies

Change in Fiscal Year End

In November 2007, our Board of Directors approved a change in our fiscal year end from December 31 to September 30 which was effective for the fiscal year (nine months) ended September 30, 2007.

The significant accounting policies used in the preparation of our audited Consolidated Financial Statements are disclosed in our Transition Report on Form 10-KSB for the nine months ended September 30, 2007, as filed with the Securities and Exchange Commission on January 14, 2008. Updated disclosures regarding such policies are set forth below.

Share-Based Payments

We have share-based compensation plans under which employees and non-employee directors may be granted restricted stock, as well as options to purchase shares of our common stock at the fair market value at the time of grant. Stock-based compensation cost is measured at the grant date, based on the fair value of the award, over the requisite service period. For options and warrants issued to employees, we recognize stock compensation costs utilizing the fair value methodology prescribed in SFAS 123 (revised 2004), Share Based Payment (“SFAS 123(R)”) over the related period of benefit. Grants of stock options and grants of stock purchase warrants to non-employees and other parties are accounted for in accordance with the Financial Accounting Standards Board's Emerging Issue Task Force Abstract, EITF 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services ("EITF 96-18") And SFAS 123(R).

Recently Issued Accounting Pronouncements

On October 1, 2008, we will adopt Financial Accounting Standards Board (“FASB”) Statement No. 157, Fair Value Measurements (“SFAS 157”), which clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the required disclosures on fair value measurements. In February 2008, the FASB issued Staff Position 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), that deferred the effective date of SFAS 157 for one year for nonfinancial assets and liabilities recorded at fair value on a non-recurring basis. The effect of adoption of SFAS 157 for financial assets and liabilities recognized at fair value on a recurring basis is not expected to have a material impact on our financial position and results of operations. We are assessing the impact of the adoption of SFAS 157 for nonfinancial assets and liabilities on our financial position and results of operations.

On October 1, 2008, we will adopt FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits companies to irrevocably elect to measure certain financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. We will not elect the fair value option under SFAS 159 for any of its financial assets or liabilities upon adoption.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”), which is effective January 1, 2009. SFAS 161 requires enhanced disclosures about derivative instruments and hedging activities to allow for a better understanding of their effects on an entity’s financial position, financial performance, and cash flows. Among other things, SFAS 161 requires disclosure of the fair values of derivative instruments and associated gains and losses in a tabular format. Since SFAS 161 requires only additional disclosures about our derivatives and hedging activities, the adoption of SFAS 161 will not affect our financial position or results of operations, should we acquire derivatives in the future.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants. Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We will adopt FSP APB 14-1 beginning in the first quarter of fiscal 2010, and this standard must be applied on a retrospective basis. We are evaluating the impact the adoption of FSP APB 14-1 will have on our consolidated financial position and results of operations.

In December 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on Issue No. 07-1 (“EITF 07-1”), Accounting for Collaborative Arrangements. EITF 07-1 is effective beginning October 1, 2009 and will be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. We are assessing the impact of adoption of EITF 07-1 on its financial position and results of operations.

On October 1, 2008, we will adopt EITF Issue No. 07-3, Accounting for Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF 07-3”), which is being applied prospectively for new contracts. EITF 07-3 addresses nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities. EITF 07-3 requires these payments be deferred and capitalized and recognized as an expense as the related goods are delivered or the related services are performed. The effect of adoption of EITF 07-3 on our financial position and results of operations is not expected to be material.

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

(a) Disclosure Controls & Procedures

As of June 30, 2008, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to for gathering, analyzing, and disclosing the information that we are required to disclose in the reports filed under the Securities and Exchange Act of 1934.

(b) Internal Control over Financial Reporting

During the quarter ended June 30, 2008, we have hired additional financial staff, plus our management and financial staff has implemented several additive internal controls including the increased oversight by management and senior financial personnel of financial transactions and by improvements in cataloging and retention of financial documents and instruments. As of June 30, 2008 and for the period covered by this Report, the implementation of these controls has materially affected, and is reasonably likely to materially affect, in a positive manner, our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act).

PART II - OTHER INFORMATION

Item 3. Defaults Upon Senior Securities

As we previously disclosed in our Current Report on Form 8-K dated May 23, 2008, as filed with the Commission on May 30, 2008, there exists a event of default under our loan documents with NPS Investment Co., LLC (the assignee of EPD Investment Co.,LLC.) On August 9, 2008, we failed to make a second issuance of shares of our common stock having a value of $100,000 to NPS as required under the terms of the loan document. We are in negotiations with NPS with respect a possible waiver and forbearance of certain provisions of the loan documents. There can be no assurance that we will be successful in obtaining any such waiver or forbearance.

Item 6. Exhibits.

The exhibits required by this item are set forth in the Exhibit Index attached hereto.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEAH POWER SYSTEMS, INC.

Dated: August 19, 2008	By:	/s/ GERARD C. D’COUTO
Gerard C. D’Couto
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 19, 2008	By:	/s/ STEPHEN WILSON
Stephen Wilson
Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

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