Form 10KSB
period 2008-09-30
NEAH POWER SYSTEMS, INC.
filed 2009-02-13
CIK 1162816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number      000-49962

NEAH POWER SYSTEMS, INC.
(Name of small business issuer in its charter)

Nevada	88-0418806
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

22118 20th Ave SE, Suite 142	Bothell, Washington 98021
(Address of principal executive offices)	(City, State and Zip Code)

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
Yes ☐            No ☒

State issuer’s revenues for its most recent fiscal year: $ 1,395,729

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $873,368.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 220,582,608 shares of common stock outstanding as of February 5, 2009.

Transitional Small Business Disclosure Format (Check one): Yes ☐            No ☒

2

Explanatory Note

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

PART I

Item 1: Description of Business

Overview

The problems associated with the use of fossil fuels are well understood. These range from possible causes for global warming, to the dependence on, and consumption of, finite (non-renewable) resources like oil, coal, etc. Additionally, being able to operate off the power grid is becoming increasingly important for military and industrial applications and for recreational purposes. Traditionally, the main source of power off the grid was rechargeable batteries (mainly lithium based batteries) which required the grid to recharge them. The problems associated with batteries are the weight, decaying lifetime with use, and the disposal issues.

We are engaged in the development and sale of renewable energy solutions. Our fuel cells are designed to replace existing rechargeable battery technology in mobile electronic devices. Through our recent agreement to acquire SolCool One, LLC, we intend to expand our portfolio of renewable energy solutions that we intend to offer the market. SolCool, One LLC is a leading supplier of solar air-conditioning systems for off-the-grid applications. We believe that the worldwide distribution network and product placements that they currently have will facilitate the adoption of fuel cells and integrated power solutions for off-the-grid applications.

Based on our research and testing, we believe we can develop a commercially viable fuel cell that will outperform lithium ion batteries in terms of run time, recharge time, portability and other measures of battery performance. Our fuel cell solution is particularly beneficial when an application requires the user to carry more than one battery, since our fuel cell will be refilled by cartridges and the user will only need to carry one fuel cell and additional cartridges.Through our wholly-owned subsidiary, Neah Power Washington, we have developed what we believe is a potential breakthrough in the development of a direct methanol micro fuel cell, that can serve as a replacement for batteries in a variety of mobile products.

Fuel cells are devices that combine a fuel, such as methanol, with an oxidant, such as oxygen gas, air, or other liquid oxidants in a chemical reaction at a catalyst surface to produce electricity. A fuel cell can generate electricity directly and continuously as long as fuel and oxygen are supplied to the reactor. Like a car, fuel cells can be “refueled” instantly by simply maintaining the fuel supply with small, replaceable fuel cartridges. Since fuel cells can be “recharged” instantly, end-users of mobile products powered by fuel cells can achieve long runtime by carrying spare fuel cartridges, not extra batteries and chargers. Also, because spare fuel cartridges can be smaller, lighter and less costly than extra batteries, convenience of use can be dramatically improved.

Using our patented technology based on porous silicon, we are developing this technology to produce our proprietary fuel cell for portable electronic devices to replace batteries that typically operate in the 10-1000+ watt range.

Recent Developments and Achievements

The Company has announced various manufacturing partnerships with companies such as Aspen Technologies, IceMOS, and Sanmina – SCI. The Company has continued to demonstrate significant technical progress having reported wire-bond process for low-loss current collection, a transition to larger, higher energy density, electrodes, and a higher reliability cell packaging that is expected to have a long lifetime, All of these changes are geared to enable large scale commercialization. Previously, the Company demonstrated a working prototype in September 2007, which generated net positive power, and was a significant milestone in the history of the Company. On December 19, 2007, the Company announced that its initial product offerings will focus on military applications requiring power sources that can operate without air and in harsh environments. The focus on a closed loop system is based on customer needs for products that address "no air" needs such as underwater, underground, close quarters, high altitude and no atmosphere. Subsequent changes and improvements are focused around improving the reliability of the system, creating the manufacturing infrastructure for the product, and other continuous improvement processes related to the technology and the manufacturing. A number of specific individual technical advances have also been outlined in recent press releases. These announcements include the migration to larger wafer platforms to improve manufacturing efficiencies, electrode structures optimized for greater power production, cell packaging developments that generate highly reliable, highly manufacturable components, and unique electrical connection architectures which move the technology further down the path towards large scale commercialization.

We intend to develop prototype devices that can be evaluated by original equipment manufacturers ("OEM’s") for the development of final fuel cell products that either we or potential licensees of ours will use to manufacture final products for sale to our partners, distributors, or OEM customers. We also intend to design and distribute the fuel cartridge that our fuel cells require for refueling. We expect to generate revenues from the sale and licensing of both fuel cartridges and the completed fuel cells. Our current business plan contemplates that we will subcontract to third parties substantially all of the production and assembly of these fuel cartridges.

In order to deliver working prototypes of our fuel cell, we must achieve the following goals:

•
Increase the volumetric power density over the power density currently available in our fuel cells - this power increase is believed to be achievable based on experimental data and modeling, but has not yet been demonstrated in an operating fuel cell;

•
Complete development of manufacturing techniques for fuel cell and fuel cartridge assembly, allowing the unit to meet relevant specifications (such as those of the Underwriters’ Laboratories) that are required by many customers;

•	Further develop manufacturing techniques for key components of the fuel cells and locate suitable manufacturing partners or subcontractors; and

•	Reduce the gold and platinum precious metal content of the fuel cells from present levels according to a staged program in order to meet our production cost objectives.

•	Implement an air-based solution (‘aerobic’ solution) that will provide higher energy density for aerobic applications.

Business Development

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

The Opportunity

The increasing focus on the benefits of renewable energy, and its ability to enable an off-the-grid lifestyle creates a large and growing opportunity. This opportunity is for energy storage/generation systems, energy efficiency systems, and other enabling technologies. The continued worldwide proliferation of portable electronic devices, the requirements of the military and industrial applications demand  lightweight and powerful high performance batteries that can operate for extended periods of time.

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

The Military Need

We believe that the military has a particularly acute need for better battery solutions, since fuel cells have the ability to provide longer duration operation at significantly reduced weight and provide an environmentally friendly solution compared to rechargeable or non-rechargeable batteries

The Opportunity For Fuel Cells

Fuel cells are one of the most promising technologies for bridging the “power gap” described above because they provide much longer runtimes and can be refueled indefinitely with small, inexpensive fuel cartridges. We believe that a cost-competitive fuel cell system could ultimately be the power supply of choice for a broad range of portable consumer devices such as notebook computers, media players, cell phones, game consoles and their successors. Management of our Company also believes that fuel cells will be the power source of choice for many military, homeland security, emergency service and commercial duty uses such as tactical radios, remote sensors, specialized computers and professional video equipment. The availability of small fuel cells is also expected to stimulate the development of completely new categories of devices.

The Fuel Cell Market

Fuel cells can be categorized by the market applications they potentially serve and by their power output. We are focused on providing an alternative to conventional batteries for portable electronic devices that typically operate in the 5-1000+ watt range. Examples of end applications we are targeting include notebook computers, media players, game consoles, tactical radios for military and homeland security, remote sensors and video equipment.

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

Business and Market Development

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

 Our Unique Patented Technology

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

We are developing a micro direct methanol fuel cell system. Fuel cells use a chemical reaction to generate electricity that can be used to power devices. This external electrical current (carried by negatively charged electrons) is balanced by an internal flow of positively charged ions through an ‘electrolyte’. Protons and electrons are released from the fuel at an electrode (the ‘anode’) and are transported away by an ‘oxidizer’ at a second electrode (the ‘cathode’). Our approach is differentiated from that of our competitors by our use of proprietary porous silicon electrodes and the use of liquid electrolytes. In our approach, methanol mixed with electrolyte is electrochemically reacted at the anode, while a flow of oxidizer and electrolyte is electrochemically reacted at the cathode. Compared to competing DMFC technologies that use carbon-based electrodes and solid PEM’s, we believe that our approach will be able to deliver higher power densities, at lower cost, and with a more reliable operation in a broader range of environmental conditions. We believe that our ability to use silicon electrodes, leverage mainstream semiconductor processing for cost and manufacturability, and carry the fuel and oxidant on board gives us a distinct competitive edge.

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

Basic Cell Design

The proprietary silicon electrodes are assembled into cells and stacks. Varying numbers of stacks can be assembled together based on the power required from the device. Fuel, electrolyte and oxidant are circulated through the stacks, and the electrochemical reactions generate power.

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

This recirculation process continues until all available methanol and/or oxidant in the replaceable fuel cartridge has been consumed.

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

Again, this recirculation process continues until all available methanol and/or oxidant in the replaceable fuel cartridge has been consumed. Since the oxidant is regenerated in the Neah system, the amount of oxidant in the fuel cell and cartridge is small.

The fuel cartridge in our fuel cells contains flexible storage compartments, which contain fuel, a smaller quantity of oxidizer, and waste products produced in the reaction. The cartridge interfaces to the fuel cell unit by a detachable connection engineered to prevent exposure of the user to any liquid chemicals.

Comparison Between Porous Silicon Fuel Cells and PEM-Based Designs

We believe that the principal advantages of our approach over PEM-based designs include:

•
Our use of porous silicon electrodes and the liquid electrolyte, eliminate a range of possible failure modes that have hampered introduction of PEM based systems. These include degradation of the PEM membrane, crossover of methanol fuel with degradation of the cathode catalyst, damage to the cathode catalyst by exposure to airborne contaminants such as sulfur; and flooding or alternatively drying out of the cathode catalyst. We believe that these advantages will allow our fuel cells to operate in a broader range of environmental conditions, in all orientations, with high reliability.

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

The following is a qualitative list of these accomplishments.

(1)	Porous silicon pilot production capability established at Neah Power Washington - A scalable process has been defined;

(2)	Capable of depositing metals in high-aspect ratio silicon pores - Various deposition techniques have been developed;

(3)	Demonstrated high power electrode structures for DMFCs;

(4)	Demonstrated stable 8 cell and 16-cell stack operation;

(5)	Developed balance of plant components for use in prototypes;

(6)	Developed computer models to predict complete fuel cell system performance and cost; and

(7)	Filed patents to protect our unique technology.

(8)	Demonstrated a closed loop functioning prototype of a fuel cell generating net power.

(9)	Implemented Deep Reactive Ion Etching to create the silicon electrodes.

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

Employees

We currently have approximately 20 employees, including two executive officers, 15 persons in research and development and three clerical and administrative personnel.

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

Risks Related to Our Business

Our Auditors Have Issued a “Going Concern” Modification In Their Report On Our Consolidated Financial Statements. Our auditors’ report on the Company’s Consolidated financial statements as at September 30, 2008 and September 30, 2007 indicates that there is substantial doubt about our ability to continue as a going concern based upon our balance sheet, cash flows and liquidity position. See Note 2 to Financial Statements for further discussion.

We Have Experienced Severe Working Capital And Liquidity Shortages And Expect To Continue To Do So For The Near Future. We had working capital deficiencies of $2,567,681 and $359,400 at September 30, 2008 and 2007, respectively. Our current cash operating expenses are approximately $180,000 per month, and we have revenues from our Office of Naval Research (“ONR”) contract of approximately $145,000 per month.

We Will Need To Raise Significant Additional Capital To Continue Our Business Operations. Our cash position at September 30, 2008 was $59,661 as compared to our cash position at September 30, 2007, of $710,441. Our current monthly cash operating expenses are approximately $185,000. In the event we are unable to obtain, on a timely basis, the additional financing required to meet our cash needs, we will have to reduce or curtail operations which would materially and adversely affect our development efforts. Even if such financing is obtained, it may not be on commercially acceptable terms or may otherwise substantially dilute the equity interests of current stockholders in our company.

We Have A History Of Losses Since Our Inception, We Expect Future Losses And We May Never Achieve Or Sustain Profitability. We have incurred net losses each year since our inception and had accumulated losses of approximately $41.8 million through September 30, 2008. We expect to continue to incur net losses at least through our fiscal year 2009 and these losses may be substantial. To implement our business strategy, we will have to incur a high level of fixed operating expenses and we will continue to incur considerable research and development expenses and capital expenditures. Accordingly, if we are unable to generate substantial revenues and positive cash flows we will not achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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

If a mass market develops more slowly than we anticipate or fails to develop, we may not be able to recover the expenses we incurred to develop these products. See Competition on page 11.

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

We Do Not Have The Manufacturing Experience To Handle Large Commercial Requirements. We may not be able to develop manufacturing technologies and processes and expand our plant facilities to the point where they are capable of satisfying large commercial orders, including the demand for both military and commercial fuel cell systems. The manufacturing partners we have identified may not be able to meet our volume and cost requirements.

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

We May Be Unable To Protect Our Intellectual Property Rights And We May Be Liable For Infringing The Intellectual Property Rights Of Others. Our ability to compete effectively will depend, in part, on our ability to maintain the exclusive ownership of our technology and manufacturing processes through a combination of patent and trade secret protection, non-disclosure agreements and other arrangements. Patents may not be issued under pending applications and any issued patents that we hold may not provide adequate protection for our products or processes. Moreover, patent applications filed in foreign countries are subject to laws, rules and procedures that differ from those of the United States and any resulting patents may be difficult to enforce. See Intellectual Property on page 9.

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

Our Success Depends On Attracting And Retaining Key Personnel. The successful development, marketing and manufacturing of our products will depend upon the skills and efforts of a small group of management and technical personnel. The loss of any of our key personnel could adversely impact our ability to execute our business plan. Furthermore, recruiting and retaining qualified executive, technical, marketing, manufacturing and support personnel in our emerging industry in the future will be critical to our success and there can be no assurance that we will be able to do so. We do not maintain “key-man” life insurance policies on any of our key personnel. As Neah Power grows, we may need to recruit other key personnel and our ability to recruit such key personnel may be limited

Our Principal Stockholders, Executive Officers And Directors Have Substantial Control Over Our Affairs And You Will Not Be Able To Influence The Outcome Of Any Important Transactions Involving Our Company. Our executive officers and directors and stockholders who beneficially own more than 5% of our common stock will have the power to, in the aggregate, direct the vote of approximately 38% of our voting securities. Therefore, these persons may have the power to influence our business policies and affairs and determine the outcome of any matter submitted to a vote of our stockholders, including mergers, sales of substantially all of our assets and changes in control. See Security Ownership of Certain Beneficial Owners and Management on page 58.

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

Risks Related to Our Common Stock

We Have A Substantial Number Of Shares Outstanding. We currently have outstanding 220,582,608 shares of common stock, as well as outstanding options to purchase an aggregate of 7,753,158 shares of common stock at exercise prices ranging between $0.018 and $2.87 per share and warrants to purchase 15,462,451 shares of common stock at exercise prices ranging from $0.03 to $2.00 per share. We also have approximately 64 million shares pledged as security under various loan agreements (which pledged shares are excluded in the total number of outstanding shares set forth above.) As of February 5, 2009, we have issued 23,532,600 shares of Series A Preferred At the discretion of our Board of Directors, each share of Series A Preferred Stock may be converted into 26.67 shares of common stock. Upon conversion, the Series A Preferred stockholders subscribed to date currently would own nearly 73% of our outstanding shares.

Accordingly, on a fully-diluted basis (giving effect to the exercise of all outstanding options and warrants and the conversion of the Series A Preferred Stock to common stock), as February 5, 2009, there would be issued and outstanding, an aggregate of approximately 857,988,717 shares of our common stock.

We Could Issue A Significant Amount Of Common Stock Or A Series Of Preferred Stock That Might Adversely Affect Our Existing Common Stockholders. Our articles of incorporation, authorize the issuance of 500,000,000 shares of common stock and 25,000,000 shares of “blank check” preferred stock, with designations, rights and preferences that may be determined from time to time by our board of directors which may be superior to those attached to the common stock. We currently have a Certificate of Designation with the State of Nevada for 25,000,000 shares of our Series A Preferred Stock. Accordingly, the board of directors is empowered, without further stockholder approval, to issue additional shares of common stock up to the authorized amount or to establish a series of preferred stock with dividend, liquidation, conversion, voting or other rights either of which could adversely affect the voting power or other rights of the holders of the existing common stock. Issuance of additional common stock at prices below the fair market value per share would result in dilution to our existing common stockholders. Moreover, shares of preferred stock could be convertible into shares of common stock in amounts that would result in similar dilution. In the event of a preferred stock issuance, the preferred stock could be used, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of our company.

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

In addition, stock markets, particularly the OTC Bulletin Board where our stock is currently traded, have experienced extreme price and volume fluctuations, and the market prices of securities of technology companies have been highly volatile. These fluctuations are often unrelated to operating performance and may adversely affect the market price of our common stock. As a result, investors may not be able to resell their shares on a timely basis if at all, and may lose their entire investment. See Market for Common Equity on page 21.

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

Item 2: Description of Property

We currently lease both our corporate headquarters and laboratory facilities under a lease agreement expiring March 31, 2009. We are negotiating with the landlord for lease extension. As of September 30, 2008, monthly minimum rental and related payments were approximately $12,200 per month. Rental expense was approximately $163,000 and $134,000 for the year ended September 30, 2008 and the nine months ended September 30, 2007, respectively.

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

	Fiscal 2006
	High	Low
4th Quarter — October 1, 2006 through December 31, 2006	$2.050	$0.940

	Fiscal 2007
	High	Low
1st Quarter — January 1, 2007 through March 31, 2007	$1.7800	$0.8700
2nd Quarter — April 1, 2007 through June 30, 2007	1.0150	0.4300
3rd Quarter - July 1, 2007 through September 30, 2007	0.6100	0.2100

	Fiscal 2008
	High	Low
1st Quarter — October 1, 2007 through December 31, 2007	$0.3400	$0.1800
2nd Quarter — January 1, 2008 through March 31, 2008	0.2060	0.0360
3rd Quarter — April 1, 2008 through June 30, 2008	0.0850	0.0250
4th Quarter — July 1, 2008 through September 30, 2008	0.0300	0.0030

	Fiscal 2009
	High	Low
4th Quarter — October 1, 2008 through December 31, 2008	$0.0085	$0.0030

The last sale price of our common stock on February 5, 2009, was $0.006.

Holders

As of February 5, 2009, our common stock was held of record by approximately 200 stockholders. This number does not include beneficial owners of common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries. There are issued and outstanding options to purchase 7,753,158 shares of our common stock and warrants to purchase 15,462,450 shares of our common stock.

Other than approximately 124,000,000 shares of common stock, all of our issued and outstanding shares of common stock are deemed to be restricted stock for purposes of Rule 144 under the Securities Act and, accordingly, may not be sold absent their registration under the Securities Act or pursuant to Rule 144 following their being held for the applicable holding periods set forth in Rule 144.

We became a reporting company under the Securities Exchange Act of 1934, as amended, upon the effectiveness of a Form 10 registration statement filed September 25, 2006.

Common Stock Reverse Split

On August 15, 2008, our shareholders approved a 200 to 1 reverse stock split which has not been effected by our Board of Directors as of the date of this report.

Dividends

We have not paid any cash dividends to date and do not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of Neah Power Washington’s business.

Securities Authorized For Issuance Under Equity Compensation Plans

In August 2008, we amended our Long Term Incentive Compensation Plan (the “Plan”) first adopted in March 2006. The amendment increased the total number of shares available for issuance under the Plan from 10,000,000 shares of Common Stock to 25,000,000 shares of Common Stock, an amount equal to approximately 5% of the total number of the Company’s authorized shares of Common Stock as of the date the amendment was approved by our shareholders. As of September 30, 2008, there were no new stock options issued under the amended Plan.

We have 7,753,158 options granted under the Plan at a weighted average exercise price of $0.29 per common share as of September 30, 2008.

The Plan was adopted by the Board of Directors on March 14, 2006, to be effective on March 14, 2006, and was approved by the stockholders on that same date. The Plan is to continue for a term of ten years from the date of its adoption. The Plan seeks to promote the long-term success of our company and our subsidiaries and to provide financial incentives to employees, members of the Board and advisors and consultants of our company and our subsidiaries to strive for long-term creation of stockholder value by providing them stock options and other stock and cash incentive.

The Compensation Committee, that administers the Plan, is currently comprised of two members of our Board of Directors, Messrs. James Smith and Robert McGovern. The Compensation Committee has the authority to make awards, construe and interpret the Plan and any awards granted thereunder, to establish and amend rules for Plan administration, to change the terms and conditions of options and other awards at or after grant, and to make all other determinations which it deems necessary or advisable for the administration of the Plan.

The maximum number of shares of our stock that may be issued under the Plan, as amended, for awards other than cash awards is 25,000,000 shares. To date, the Committee has awarded stock options for 7,753,158 shares to employees, members of the Board and advisors and consultants of our company and our subsidiaries, and none of these options has as of yet been exercised. If we change the number of issued shares of common stock by stock dividend, stock split, spin-off, split-off, spin-out, recapitalization, merger, consolidation, reorganization, combination, or exchange of shares, the total number of shares reserved for issuance under the Plan, the maximum number of shares which may be made subject to an award or all awards in any calendar year, and the number of shares covered by each outstanding award and the price therefor, if any, may be equitably adjusted by the Committee, in its sole discretion.

The Board of Directors or the Committee may amend, suspend, terminate or reinstate the Plan from time to time or terminate the Plan at any time. However, no such action shall reduce the amount of any existing award (subject to the reservation of the authority of the Committee to reduce payments on awards) or change the terms and conditions thereof without the consent of any affected award recipient.

During the year ended September 30, 2008, the Board of Directors granted 1,105,000 options and 4,056,692 options were cancelled or forfeited leaving 7,753,158 options outstanding at September 30, 2008.

The following table schedules the options issued to directors, officers, employees and others for the year ended September 30, 2008 and the nine months ended September 30, 2007.

	2008	2007
BOARD OF DIRECTORS
Gerard C. D’Couto		2,250,000
Michael Solomon		45,000
Leroy Ohlsen		85,000
Buzz Aldrin		521,000
Paul Abramowitz		45,000
Dr. Daniel Rosen		1,285,000

EMPLOYEES AND OTHERS
Stephen M Wilson	400,000
Dr. Arthur Homa		60,000
Other employees	705,000	315,850
Others		162,500

As of February 1, 2008 Paul Abramowitz resigned as our President and Chief Executive Officer. As April 23, 2008, he resigned from our Board of Directors.

Securities Authorized For Issuance Under Employee Stock Purchase Plan

In August 2008, we adopted an Employee Stock Purchase Plan (the “Stock Purchase Plan”). The amount of shares of Common Stock that may be sold pursuant to the Stock Purchase Plan shall not exceed, in the aggregate, 30,000,000 shares of Common Stock, an amount equal to approximately 5% of the total number of the our authorized shares of Common Stock as of the date the plan was approved by the shareholders. As of September 30, 2008, no shares have been purchased under the Stock Purchase Plan.

Item 6: Management’s Discussion and Analysis

General

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The following discussion of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements of Neah Power for the year ended September 30, 2008 and the nine months ended September 30, 2007, together with notes thereto included elsewhere in this annual report.

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

Recent Developments

We have announced various manufacturing partnerships with companies like Aspen Technologies, IceMOS, and Sanmina – SCI. We have continued to demonstrate significant technical progress having reported wire-bond process for low-loss current collection, a transition to larger, higher energy density, electrodes, a higher reliability cell packaging that is expected to have a high lifetime, All of these changes are geared to enable large scale commercialization. Previously, we demonstrated a working prototype in September 2007, which generated net positive power, and was a significant milestone in the history of the Company.

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

As a result of the focus on a closed loop system, we believed it was unlikely that the milestones contained in the agreement with Novellus Systems, Inc. would be met and on May 19, 2008, we and Novellus agreed to terminate the agreement in its entirety. As a result, all warrants have been cancelled and all milestones are not applicable. Subsequent changes and improvements are focused around improving the reliability of the system, creating the manufacturing infrastructure for the product, and other continuous improvement processes related to the technology and the manufacturing. A number of specific individual technical advances have also been outlined in recent press releases. These announcements include the migration to larger wafer platforms to improve manufacturing efficiencies, electrode structures optimized for greater power production, cell packaging developments that generate highly reliable, highly manufacturable components, and unique electrical connection architectures which move the technology further down the path towards large scale commercialization.

We recently announced that on November 26, 2008 we entered into an agreement and plan of merger (the “Merger Agreement”) with SolCool One, LLC ("SolCool"), a leader in the solar air conditioning industry. SolCool specializes in supplying solar air conditioning systems and has a recognized distribution and support network in various regions throughout the world along with an established manufacturing relationship. SolCool has a strong distribution network that could also be used to sell our fuel cell products. Additional synergies could include adding a fuel cell to the solar air conditioning systems in order to extend the off-the-grid duration of the product. A solar panel/lithium-ion/fuel cell integrated system could also be developed for use as power supply for off-the-grid applications or as a back up power supply. On February 5, 2009, we received notice of cancellation from the merger agreement due to a failure to fund the transaction in a timely manner. On February 12, 2009, Solcool rescinded its notice of cancellation upon our payment to Solcool in the amount of $9,000. The Company is continuing in its efforts procure funding and to accomplish the merger.

On August 15, 2008, our shareholders approved a 200 to 1 reverse stock split which has not been effected by the Board of Directors as of the date of this report.

Overview

We have limited capital resources. Our auditor’s report for our consolidated financial statements as at and for the year ended September 30, 2008 and the nine months ended September 30, 2007 contains a “going concern” qualification indicating that our ability to continue as a going concern is substantially in doubt. We must, therefore, raise sufficient capital to fund our overhead burden and our continuing research and development efforts going forward.

Results Of Operations

For purposes of comparison, the following discussion compares the year ended September 30, 2008 with the year ended September 30, 2007

 We had $49,000 in revenues during the year ended September 30, 2007, but during the year ended September 30, 2008 we recorded contract revenue of $1,396,000 from ONR expense reimbursement contracts that commenced in July 2007 and in September 2008. We are currently under contract with the DOD and the ONR for an additional contract of up to $1.2 million, also primarily for expense reimbursement, over approximately a twelve month time frame for the development of specific technology.

Research and development expenses for the year ended September 30, 2008 decreased by $1,504,000, approximately 33%, to $2,990,000 from the $4,494,000 recorded in the comparable period last year. The decrease was primarily due to a net decrease in 2008 in general project related expenses in the amount of $ 854,000 offset partially by an increase to R&D expenditures under the ONR contract in the amount of $300,000. Wages for research and development decreased by $465,000 from $1,907,000 to $1,442,000 due mainly to streamlining of operations. Depreciation expense decreased from $379,000 to $125,000, a decrease of $254,000.

General and Administrative expenses for the year ended September 30, 2008 were $2,710,000, a increase of $142,000 or approximately 6% from the $2,568,000 incurred in the comparable 2007 period. Administrative salaries increased in 2008 by $450,000 from $455,000 to $905,000 primarily due to $314,000 in severance recorded in 2008 for the former president and CEO, Paul Abramowitz. Administrative stock compensation decreased in 2008 by $372,000 to $521,000 in 2008 from $893,000 due to the reduced number of options and warrants issued in 2008. Professional services expenses increased in 2008 by $42,000 to $917,000 from $875,000 in 2007.

Other Income and Expenses for the year ended September 30, 2008 were $1,850,000, an increase of $220,000 or approximately 13% from the $1,629,820 incurred in the comparable 2007 period. A gain on extinguishment of debt in the amount of $206,000 was recorded in the year ended September 30, 2008 and represented an increase in that amount over the prior year. Financing costs increased in 2008 by $575,000 to $575,000 from $516,000 in 2007. Interest expense,net, increased in 2008 by $367,000 to $1,481,000 from $1,113,940 in 2007

Liquidity and Capital Resources

Our consolidated financial statements are prepared consistent with accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have limited capital resources and the Company has sustained substantial losses which raises substantial doubt about our ability to continue as a going concern. We must, therefore, raise sufficient capital to fund our overhead burden and our continuing research and development efforts going forward.

We have an accumulated deficit as of September 30, 2008 in the amount of approximately $41,759,700 and negative working capital of approximately $2,568,000. For the year ended September 30, 2008, we had negative cash flow from operating activities in the amount of approximately $2,401,000.

We have relied primarily on sales of securities and proceeds from borrowings for operating capital. During the year ended September 30, 2008, we raised capital by selling two promissory notes for a total of $1,000,000 with net proceeds of $965,000 received upon closing net of fees of $35,000. On April 24, 2008, Summit Trading Limited, one of our largest shareholders, purchased 10,000,000 shares of common stock for $0.01 per share for a total of $100,000. Such purchase agreement provides for certain dilution protection and standard piggyback registration rights.

During the year ended September 30, 2008, we also received payments of approximately $1,409,000 from the Office of Naval Research (“ONR”) pursuant to the terms of two grants providing expense reimbursement for continuing research and development having to do with certain technology. As of September, 2008, all of the work under the first of the ONR contracts was completed. As of September 12, 2008, we entered into a second contract with ONR and received approximately $33,000 from that contract as of September 30, 2008.

Additionally, we have received approximately $669,000 in the fourth quarter of our fiscal year 2008 and $132,000 in the first quarter of our fiscal year 2009 of gross proceeds less financing costs from a private placement funding.

On February 12, 2009, we entered into a Securities Purchase Agreement with Agile Opportunity Fund, LLC and Capitoline Advisors Inc. under which we received funds in the first of two tranches through the issuance of Original Issue Discount Term Convertible Notes secured by all assets of the Company. We received the first tranche on February 12, 2009 in the net amount of approximately $162,000. We expect to receive the second tranche of up to $1,020,000 in the aggregate on or before February 27, 2009. The notes are convertible at $.10 per share and are more fully described in the exhibits attached to this Form 10-KSB which are incorporated herein by reference.

The current cash balance, proceeds from our bridge funding, and certain expected expense reimbursement from grant funding from the ONR are estimated to support our operations through approximately May 2009. To meet our cash needs from that point forward, we are currently seeking financing from the sale of debt or equity instruments to current investors and potential strategic investors. There is no assurance that we will be successful in raising this capital on a timely basis, if at all. The failure to obtain the necessary working capital would have a material adverse effect on the development program and business prospects and, depending upon the shortfall, we may have to curtail or cease our operations.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the use of estimates that affect the reported amounts of assets, liabilities and expenses. Management evaluates our estimates on an ongoing basis, including estimates for Income tax assets and liabilities and the impairment of the value of investments. We base our estimates on historical experience and on actual information and assumptions that are believed to be reasonable under the circumstances at that time. Actual results may differ from these estimates under different assumptions or conditions. We believe that the following critical accounting policies affect our more significant estimates used in the preparation of its financial statements.

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

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations — a Replacement of FASB Statement No. 141 (“SFAS No. 141(R)”). The statement is to be applied prospectively for fiscal years beginning on or after December 15, 2008. The statement also applies to the treatment of taxes from prior business combinations. The statement requires more assets acquired and liabilities assumed in future business combinations to be measured at fair value as of the acquisition date. In addition, expenses incurred for all acquisition-related costs are to be expensed and liabilities related to contingent consideration are to be re-measured to fair value each subsequent reporting period. We will adopt SFAS No. 141(R) at the beginning of our 2010 fiscal year, or October 1, 2009. We do not expect this statement will have a significant impact on our consolidated financial position or results of operations when adopted.

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

On October 1, 2008, we will adopt FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits companies to irrevocably elect to measure certain financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. We will not elect the fair value option under SFAS 159 for any of our financial assets or liabilities upon adoption.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS No. 160”). The statement changes how non-controlling interests in subsidiaries are measured to initially be measured at fair value and classified as a separate component of equity. SFAS No. 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. No gains or losses will be recognized on partial disposals of a subsidiary where control is retained. In addition, in partial acquisitions, where control is obtained, the acquiring company will recognize and measure at fair value all of the assets and liabilities, including goodwill, as if the entire target company had been acquired. The statement is to be applied prospectively for fiscal years beginning on or after December 15, 2008. We will adopt this statement on October 1, 2009, which is the beginning of our 2010 fiscal year. We do not anticipate any significant impact on our financial position or results of operations when adopted.

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

In April 2008, the FASB issued Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. 142-3”). FSP No. 142-3 amends the factors to be considered in assumptions used to determine the useful lives of recognized intangible assets recognized under SFAS No. 142. The new guidance applies to intangible assets with contractual lives that are acquired individually or with a group of assets as well as those assets acquired in a business combination. The new guidance is effective for fiscal years beginning after December 15, 2008 and interim periods. We will adopt the statement October 1, 2009 which is the beginning of our 2010 fiscal year. We do not expect adoption of FSP No. 142-3 to have a significant impact on our consolidated financial position or results of operations.

In May 2008, the FASB issued FASB Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants. Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We will adopt FSP APB 14-1 beginning in the first quarter of fiscal 2010, and this standard must be applied on a retrospective basis. We are evaluating the impact the adoption of FSP APB 14-1 will have on our consolidated financial position and results of operations.

In December 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on Issue No. 07-1 (“EITF 07-1”), Accounting for Collaborative Arrangements. EITF 07-1 is effective beginning October 1, 2009 and will be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. We are assessing the impact of adoption of EITF 07-1 on our financial position and results of operations.

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

Item 7: Financial Statements

NEAH POWER SYSTEMS, INC.

FINANCIAL REPORT

SEPTEMBER 30, 2008 AND 2007

CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Neah Power Systems, Inc.
Bothell, Washington

We have audited the accompanying consolidated balance sheet of Neah Power Systems, Inc. and Subsidiary ("the Company") as of September 30, 2008, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year ended September 30, 2008, and the nine months ended September 30, 2007.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Neah Power Systems, Inc., and Subsidiary as of September 30, 2008, and the results of their operations and their cash flows for the year ended September 30, 2008, and the nine months ended September 30, 2007, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has an accumulated deficit and negative working capital of approximately $41,760,000 and $2,568,000, respectively, at September 30, 2008.  Additionally, the Company had negative cash flows from operating activities of approximately $2,401,000 for the year ended September 30, 2008, and has experienced recurring losses from operations.  This raises substantial doubt about the Company's ability to continue as a going concern.  Management's plans regarding this matter are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ PETERSON SULLIVAN LLP

Seattle, Washington
February 12, 2009

NEAH POWER SYSTEMS, INC.

CONSOLIDATED BALANCE SHEET
September 30, 2008

ASSETS

Current assets
Cash and cash equivalents	$59,661
Contract receivable	39,718
Prepaid expenses and other current assets	43,847
Total current assets	143,226

Property and equipment, net	71,870

Total assets	$215,096

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities
Accounts payable	$1,669,068
Accrued expenses	218,138
Notes payable - related parties	45,000
Notes payable	589,201
Deferred revenue	189,500
Total current liabilities	2,710,907

Total liabilities	2,710,907

Commitments and contingencies

Stockholders' deficiency
Preferred Stock, 25,000,000 shares authorized Series A, convertible, $0.001 par value, $0.04 stated value, 20,217,100 shares issued and outstanding	20,217
Common stock, $0.001 par value, 500,000,000 shares authorized 288,210,608 shares issued and 220,582,608 outstanding	220,583
Additional paid-in capital	39,023,090
Treasury shares, 3,753,000 common shares, at no cost
Accumulated deficit	(41,759,701)
Total stockholders' deficiency	(2,495,811)

Total liabilities and stockholders' deficiency	$215,096

See Notes to Consolidated Financial Statements

NEAH POWER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Year Ended September 30, 2008 and Nine Months Ended September 30, 2007

	For the	For the
	Year Ended	Nine Months Ended
	September 30, 2008	September 30, 2007
Contract Revenues	$1,395,729	$49,057

Operating expenses
Research and development expense	2,990,406	3,567,807
General and administrative expense	2,709,973	2,119,196

Total operating expenses	5,700,379	5,687,003

Loss from operations	(4,304,650)	(5,637,946)

Other income (expense), net
Amortization of deferred financing costs	(575,000)	—
Interest expense, net	(1,481,073)	(339,337)
Gain on extinguishment of debt	206,252	—

Net Loss	$(6,154,471)	$(5,977,283)

Basic and diluted loss per common share	$(0.04)	$(0.05)

Basic and diluted weighted average common shares outstanding	147,511,169	109,956,708

See Notes to Consolidated Financial Statements

NEAH POWER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Year Ended September 30, 2008 and Nine Months Ended September 30, 2007

	2008	2007

Cash flows from operating activities:

Net loss	$(6,154,471)	$(5,977,283)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	125,220	282,099
Amortization of deferred financing costs	575,000	-
Share-based payments included in operating expenses	804,011	1,228,229
Share based payments issued as additional loan consideration, accounted for as interest expense	-	307,357
Amortization of debt discount and recognition of beneficial conversion feature on convertible debt	216,299	-
Gain on extinguishment of debt	(206,252)	-
Interest paid with warrants	5,933	-
Interest paid with common shares	1,091,724	-

Changes in operating assets and liabilities
Contract receivable	13,594	(49,057)
Prepaid expenses and other current assets	(4,335)	(18,108)
Accounts payable	939,728	(439,904)
Accrued expenses	192,101	(133,325)
Net cash used by operating activities	(2,401,448)	(4,799,992)

Cash flows from investing activity:
Purchase of fixed assets	-	(45,130)
Net cash used by investing activity	-	(45,130)

Cash flows from financing activities:
Proceeds from sale of common stock	100,000
Proceeds from notes payable	1,095,000	350,000
Proceeds from warrant exercises	126,181
Proceeds from Series A Funding	707,586
Net proceeds from public offering	-	6,353,498
Payments on equipment loans	-	(29,840)
Private placement offering cost adjustment from settlement	-	55,000
Principal payments on notes payable	(280,000)	(2,315,000)
Other	1,900	-
Net cash provided by financing activities	1,750,667	4,413,658

Net change in cash and cash equivalents	(650,780)	(431,464)

Cash and cash equivalents, beginning of period	710,441	1,141,905

Cash and cash equivalents, end of period	$59,661	$710,441

Supplemental cash flow information

Cash paid for interest	$-	$60,254
Cash paid for income taxes	$-	$-

Noncash investing and financing activities
Partial conversion of EPD Note Payable to common stock	$62,576
Deferred financing costs paid with issuance of common stock	$575,000
Settlement of accounts payable with issuance of stock	$105,000
Accounts payable financed with Note Payable	$89,201
Conversion of note payable to Series A Preferred Stock	$50,000
Debt discount resulting from the issuance of warrants	$135,667
Issuance of common stock to Series A Preferred Stock placement agent	$63,338

See Notes to Consolidated Financial Statements

NEAH POWER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT )
For the Year Ended September 30, 2008 and Nine Months Ended September 30, 2007

	Preferred Stock		Common Stock Outstanding		Treasury Shares		Additional		Total
	Number		Number		Number		Paid-in	Accumulated	Stockholders'
	of Shares	Amount	of Shares	Amount	of Shares	Amount	Capital	Deficit	(Deficit) Equity
Balances at December 31, 2006	-	$0	103,162,431	$103,162	(3,753,000)		$27,395,674	$(29,627,947)	$(2,129,111)
Shares and warrants issued as additional consideration for loan accounted for as interest expense			144,231	145			307,212		307,357
Sale of common shares in public offering, net of offering costs			12,845,038	12,845			6,340,653		6,353,498

Share based compensation on options and warrants							1,212,829		1,212,829

Shares issued for services rendered			28,000	28			15,372		15,400
Private placement offering cost adjustment from settlement							55,000		55,000
Net loss for the nine months ended September 30, 2007								(5,977,283)	(5,977,283)

Balances at September 30, 2007	-	-	116,179,700	116,180	(3,753,000)	-	35,326,740	(35,605,230)	(162,310)

Sale of Series A Preferred Stock for cash	18,967,100	18,967					600,040		619,007

Conversion of debt to Series A Preferred Stock	1,250,000	1,250					48,750		50,000
Issuance of common stock to Series A placement agent			8,797,000	8,797			54,541		63,338

Sale of common stock for cash			10,000,000	10,000			90,000		100,000
Issuance of common stock pursuant to antidilution provisions of common stock purchase agreement			56,666,667	56,667			(56,667)		-
Issuance of common stock with respect to debt financing fees			2,833,584	2,833			572,167		575,000
Issuance of common stock for note payable penalty consideration recorded as interest expense			23,509,221	23,509			1,068,215		1,091,724

Common stock issued upon exercise of warrants			630,908	631			125,550		126,181
Common stock issued upon partial conversion of note payable			782,195	782			61,794		62,576

Common stock issued for legal settlement			350,000	350			104,650		105,000

Issuance of restricted common stock to employees			833,333	833			32,499		33,332

Share based compensation on options and warrants							770,679		770,679

Issuance of warrants in lieu of interest on note payable							5,933		5,933
Allocation of proceeds from debt to warrants and beneficial conversion feature							216,299		216,299
Other				1			1,900		1,901
Net loss for the year ended September 30, 2008								(6,154,471)	(6,154,471)
Balances at September 30, 2008	20,217,100	$20,217	220,582,608	$220,583	(3,753,000)	$0	$39,023,090	$(41,759,701)	$(2,495,811)

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The Company

Neah Power Systems, Inc. (“NPSNV ”, the “Company” or “Neah Power”) was incorporated in Nevada on February 1, 2001, under the name Growth Mergers, Inc. (“GMI”). In March 2006 GMI, at the time a public shell company, acquired all of the outstanding capital stock of an operating Washington corporation, Neah Power Systems, Inc. (“NPSWA”). Upon completion of the acquisition, GMI changed its name to be the same as its new wholly-owned subsidiary. The acquisition was accounted for as a reverse merger, which the Securities and Exchange Commission (“SEC”) considers to be equivalent to a recapitalization. NPSNV is the legal parent of NPSWA but these financial statements, other than capital stock accounts, are those of NPSWA. In these financial statements, the “Company ” refers to NPSNV and its wholly-owned consolidated subsidiary, NPSWA.

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

Recent Developments

The Company has announced various manufacturing partnerships with companies like Aspen Technologies, IceMOS, and Sanmina – SCI. The Company has continued to demonstrate significant technical progress having reported wire-bond process for low-loss current collection, a transition to larger, higher energy density, electrodes, a higher reliability cell packaging that is expected to have a high lifetime. All of these changes are geared to enable large scale commercialization.

In September 2007, the Company reached a significant milestone in the history of the Company by demonstrating a working prototype which generated net positive power. On December 19, 2007, the Company announced that its initial product offerings will focus on military applications requiring power sources that can operate without air and in harsh environments. The focus on a closed loop system is based on customer needs for products that address "no air" needs such as underwater, underground, close quarters, high altitude and no atmosphere. The Company will continue to pursue the "air breathing" market, including military applications such as a BA-5590 replacement.

As a result of the focus on a closed loop system, the Company believed it was unlikely that the milestones contained in the agreement with Novellus Systems, Inc. would be met and on May 19, 2008, the Company and Novellus agreed to terminate the agreement in its entirety. As a result, all warrants have been cancelled and all milestones are not applicable (see Note 9). Subsequent changes and improvements are focused around improving the reliability of the system, creating the manufacturing infrastructure for the product, and other continuous improvement processes related to the technology and the manufacturing. A number of specific individual technical advances have also been outlined in recent press releases. These announcements include the migration to larger wafer platforms to improve manufacturing efficiencies, electrode structures optimized for greater power production, cell packaging developments that generate highly reliable, highly manufacturable components, and unique electrical connection architectures which move the technology further down the path towards large scale commercialization.

The Company recently announced that on November 26, 2008 the Company entered into an agreement and plan of merger with SolCool One, LLC ("SolCool"), a leader in the solar air conditioning industry. SolCool specializes in supplying solar air conditioning systems and has a recognized distribution and support network in various regions throughout the world along with an established manufacturing relationship. SolCool has a strong distribution network that could also be used to sell the Company’s products. Additional synergies could include adding a fuel cell to the solar air conditioning systems in order to extend the off-the-grid duration of the product. A solar panel/lithium-ion/fuel cell integrated system could also be developed for use as power supply for off-the-grid applications or as a back up power supply. On February 5, 2009, the Company received notice of cancellation from the merger agreement due to a failure to fund the transaction in a timely manner. On February 12, 2009, Solcool rescinded its notice of cancellation upon payment by the Company of $9,000. The Company is continuing in its efforts procure funding and to accomplish the merger.

Note 2. Going Concern

The Company’s consolidated financial statements are prepared consistent with accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an accumulated deficit as of September 30, 2008 in the amount of approximately $41,760,000 and negative working capital of approximately $2,568,000. For the year ended September 30, 2008, the Company had negative cash flow from operating activities in the amount of approximately $2,401,000. The Company has limited capital resources and the Company has sustained substantial losses which raises substantial doubt about its ability to continue as a going concern. The Company must, therefore, raise sufficient capital to fund its overhead burden and its continuing research and development efforts going forward.

The Company has relied primarily on sales of securities and proceeds from borrowings for operating capital. During the year ended September 30, 2008, the Company raised capital by selling two promissory notes for a total of $1,000,000 with net proceeds of $965,000 received upon closing net of fees of $35,000. On April 24, 2008, Summit Trading Limited (“Summit”), one of the Company’s largest shareholders, purchased 10,000,000 shares of common stock for $0.01 per share for a total of $100,000. Such purchase agreement provides for certain dilution protection and standard piggyback registration rights.

During the year ended September 30, 2008, the Company also received payments of approximately $1,409,000 from the Office of Naval Research (“ONR”) pursuant to the terms of two grants providing expense reimbursement for continuing research and development having to do with certain technology. As of September 30, 2008, all of the work under the first of the ONR contracts was completed. As of September 12, 2008, the Company entered into a second contract with ONR and received approximately $33,000 from that contract as of September 30, 2008.

Additionally, as of February 5, 2009, the Company has received approximately $669,000 in the fourth quarter of its fiscal year 2008 and $132,000 in the first quarter of its fiscal year 2009 of gross proceeds less financing costs from a private placement funding for its Series A Preferred Stock (Note 7).

On February 12, 2009, the Company entered into a Securities Purchase Agreement with Agile Opportunity Fund, LLC and Capitoline Advisors Inc. under which it received funds in the first of two tranches through the issuance of Original Issue Discount Term Convertible Notes secured by all assets of the Company. The Company received the first tranche on February 12, 2009 in the net amount of approximately $162,000. The Company expects to receive the second tranche of up to $1,020,000 in the aggregate on or before February 27, 2009. The notes are convertible at $.10 per share and are more fully described in the exhibits attached to this Form 10-KSB which are incorporated herein by reference.

The current cash balance, proceeds from the bridge funding, and certain expected expense reimbursement from grant funding from the ONR are estimated to support the Company’s operations through approximately May 2009. To meet cash needs from that point forward, the Company is currently seeking financing from the sale of debt or equity instruments to current investors and potential strategic investors. There is no assurance that we will be successful in raising this capital on a timely basis, if at all. The failure to obtain the necessary working capital would have a material adverse effect on the development program and business prospects and, depending upon the shortfall, we may have to curtail or cease our operations.

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

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation. There has been no impact on previously reported net loss or shareholders’ deficiency.

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

Financial Instruments

The Company's financial instruments consist of cash and cash equivalents, contract receivable, accounts payable, notes payable and accrued expenses. The fair value of all financial instruments approximates the recorded value based on the short-term nature and market interest rates of these financial instruments.

Depreciation and Amortization

Depreciation and amortization are calculated on a straight-line basis over the estimated useful lives of the related assets, ranging from three to five years for property and equipment. Leasehold improvements are amortized over the shorter of their useful lives or term of the lease.

Impairment of Long-Lived Assets

The Company's long-lived assets, including property and equipment, are reviewed for carrying value impairment at least annually or more frequently when events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company does not believe that any of its long-lived assets were impaired at September 30, 2008.

Revenue Recognition

Revenues normally consist of grant and contract revenues. The Company recognizes revenue when it has persuasive evidence of an arrangement, the services have been provided to the customer, the price for services is fixed and determinable, no significant unfulfilled Company obligations exist, and collectability is reasonably assured.

Grant revenues are recognized as the related research is conducted. Contract revenues consist of amounts recorded from services provided to a single customer. Revenues earned under such arrangements are recorded as earned either as milestones are achieved or as the services are provided. Upfront payments received under contractual arrangements are deferred and recognized as revenue over the service period.

Unearned revenues, recorded as deferred revenue in the consolidated balance sheet, were $189,500 as of September 30, 2008.

Research and Development Expense

Research and development costs are expensed as incurred.

Income Taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and on the expected future tax benefits to be derived from net operating loss carryforwards measured using current tax rates. A valuation allowance is established if it is more likely than not that some portion or all of the deferred tax assets will not be realized. Due to the nature of the reverse merger that occured in 2006 and the resulting greater than 50% change in control, the ability of the Company to utilize NOL carryforwards from NPSWA will be limited.

Share-Based Payments

In March 2006, the Company adopted its Long Term Incentive Compensation Plan ("the Plan") and stock options were granted to certain employees, officers and directors of the Company, certain former employees, and others at the time of adoption of the Plan. The Company granted additional stock options under the Plan to certain officers, directors and employees and also granted stock purchase warrants to non-employees and other parties throughout the year ended September 30, 2008 and the nine months ended September 30, 2007.

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

To calculate the value of share-based payments, the Company uses the Black-Scholes fair value option-pricing model with the following weighted average assumptions for options and warrants granted during the year ended September 30, 2008 and nine months ended September 30, 2007:

	2008	2007
Risk free interest rate	3.2%	4.9%
Expected dividend yield	0.0%	0.0%
Volatility	136.6%	138.6%
Expected life in years	7.2	10.0

Share-based payments recognized as operating expense are as follows for the year ended September 30, 2008 and the nine months ended September 30, 2007:

	2008	2007
Common stock options	$693,766	$1,196,204
Common stock purchase warrants	76,913	16,625
Issuance of restricted stock	33,332
Total share based payments	$804,011	$1,212,829

Total share based payments were recorded as follows:
Research and development expense	282,873	370,015
General and administrative expense	521,138	842,814
	$804,011	$1,212,829

During the year ended September 30, 2008, the Company awarded grants of restricted common stock to employees, net of cancellations totaling 583,333 shares which were valued at $23,333, the Fair Market Value based on the closing price of $0.04 on March 28, 2008. The shares vested at the rate of 33.3% every two months from the date of grant and the fair value has been fully amortized and recognized as expense through September 30, 2008. On May 22, 2008, an additional 250,000 shares of restricted stock were granted at a value of $10,000, the fair market value of such shares based on the closing price of $0.04 per share on the date of grant.  This restricted stock vested immediately and was expensed in full on the date of grant.

In August 2008, the Company amended its Long Term Incentive Compensation Plan and added an Employee Stock Purchase Plan (“the Plans”). As of September 30, 2008, there were no stock options or common shares issued under the Plans.

Loss per Share

Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common stock shares outstanding during the period. Diluted loss per share, which would include the effect of the conversion of unexercised stock options, unexercised warrants to common stock, preferred stock, and convertible debt is not separately computed because inclusion of such conversions is antidilutive due to the Company’s net losses. Accordingly, basic and diluted loss per share is the same.

Basic weighted average common shares outstanding, and the potentially dilutive securities excluded from loss per share computations because they are antidilutive, are as follows for the year ended September 30, 2008 and the nine months ended September 30, 2007:

	2008	2007
Basic and diluted weighted average common stock shares outstanding	147,511,169	109,956,708
Potentially dilutive securities excluded from loss per share computations:
Convertible Series A Preferred Stock	539,190,057	-
Convertible debt	166,666	-
Common stock options	7,753,158	10,704,850
Common stock purchase warrants	15,462,451	18,998,358

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations — a Replacement of FASB Statement No. 141 (“SFAS No. 141(R)”). The statement is to be applied prospectively for fiscal years beginning on or after December 15, 2008. The statement also applies to the treatment of taxes from prior business combinations. The statement requires more assets acquired and liabilities assumed in future business combinations to be measured at fair value as of the acquisition date. In addition, expenses incurred for all acquisition-related costs are to be expensed and liabilities related to contingent consideration are to be re-measured to fair value each subsequent reporting period. The Company will adopt SFAS No. 141(R) at the beginning of the Company’s 2010 fiscal year, or October 1, 2009. The Company does not expect this statement will have a significant impact on the Company’s consolidated financial position or results of operations when adopted.

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

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS No. 160”). The statement changes how non-controlling interests in subsidiaries are measured to initially be measured at fair value and classified as a separate component of equity. SFAS No. 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. No gains or losses will be recognized on partial disposals of a subsidiary where control is retained. In addition, in partial acquisitions, where control is obtained, the acquiring company will recognize and measure at fair value all of the assets and liabilities, including goodwill, as if the entire target company had been acquired. The statement is to be applied prospectively for fiscal years beginning on or after December 15, 2008. The Company will adopt this statement on October 1, 2009, which is the beginning of the Company’s 2010 fiscal year. The Company does not anticipate any significant impact on the Company’s financial position or results of operations when adopted.

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

In April 2008, the FASB issued Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. 142-3”). FSP No. 142-3 amends the factors to be considered in assumptions used to determine the useful lives of recognized intangible assets recognized under SFAS No. 142. The new guidance applies to intangible assets with contractual lives that are acquired individually or with a group of assets as well as those assets acquired in a business combination. The new guidance is effective for fiscal years beginning after December 15, 2008 and interim periods. The Company will adopt the statement October 1, 2009 which is the beginning of the Company’s 2010 fiscal year. The Company does not expect adoption of FSP No. 142-3 to have a significant impact on the Company’s consolidated financial position or results of operations.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants. Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company will adopt FSP APB 14-1 beginning in the first quarter of fiscal 2010, and this standard must be applied on a retrospective basis. The Company is evaluating the impact the adoption of FSP APB 14-1 will have on the Company’s consolidated financial position and results of operations.

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

Note 4. Property and Equipment

September 30,
2008
Laboratory equipment	$1,348,620
Leasehold improvements	579,641
Computer equipment and software	140,602
Office furniture and equipment	56,000
Subtotal	2,124,863
Accumulated depreciation and amortization	(2,052,993)
Property and equipment, net	$71,870

Note 5. Accrued Expenses

September 30,
2008
Vacation pay	$57,068
Accrued interest	47,049
Payroll and payroll taxes	114,021
Total	$218,138

Note 6. Notes Payable

EPD Investment Co., LLC

On November 9, 2007, the Company sold a 10% convertible secured promissory note due January 1, 2009 to EPD Investment Co., LLC (“EPD”) for net proceeds of $500,000. The provisions of the note allowed for the conversion of the note into shares of common stock at $0.08 per share. EPD received 1.7 million shares of common stock and a 5-year warrant to purchase 500,000 additional shares of common stock at $0.29 per share. There was a penalty of $10,000 per month for any delays in filing the Company's registration statement or in being declared effective and a total penalty of $10,000 was incurred. The terms of the note also dictated additional issuances of shares should certain other terms of the note were not met by certain dates. The note was secured by 8,000,000 common shares held as collateral pursuant to the terms of the purchase, pledge and security agreements and was further secured by a security interest in substantially all of the Company’s assets. These securities were issued without registration pursuant to the exemption afforded by Section 4(2) of the Securities Act of 1933, as a transaction by the Company not involving a public offering.

Effective February 15, 2008, the Company amended its loan agreements with EPD to eliminate the requirement that the Company issue additional collateral shares of five times the note balance, extended the security interest until the note was paid in full, decreased the rate for conversion of the note to shares of common stock to $0.08 and required EPD to convert the note prior to its public sale of Equity Shares as defined in the agreements. In addition, EPD converted $62,576 of the debt into 782,195 shares of common stock.

As noted above, the Company issued 1,708,584 shares of common stock to EPD which represented financing fees determined to be $350,000 based on the market value of the stock and were recorded during the three months ended December 31, 2007. These financing fees were capitalized and have been completely amortized as of September 30, 2008. There was a beneficial conversion feature associated with the EPD note which was valued at $80,632 and recorded as interest expense in full on the issuance date of the note as it was immediately convertible at that date. In addition, the warrants were recorded based on the relative fair value as compared to the fair value of the debt at issuance. The relative fair value was recorded as Additional Paid-in Capital, estimated at $97,873, and as a discount to notes payable and was completely amortized to interest expense as of September 30, 2008 using the effective interest method.

During the year ended September 30, 2008 the Company became obligated for certain penalties pursuant to defaults, as defined, of the loan agreements with EPD in the amount of $513,183. These penalties were paid with 10,009,221 shares of Company common stock to EPD, at various calculated prices per share based on the market value of the Company’s common stock. The aggregate penalties were recorded as interest expense during the year ended September 30, 2008.

Effective as of September 11, 2008, the Company consummated the transactions under an Agreement and Release, dated August 26, 2008, with NPS Investment Co., LLC (“NPS”), as assignor of, and successor-in-interest to EPD, pursuant to which the Company paid NPS the cash amount of $200,000 in consideration for the full satisfaction and cancellation of the outstanding convertible secured promissory note and related obligations having an outstanding principal balance of approximately $357,000 and accrued interest and penalties of approximately $49,000 held by NPS. Under the agreement, the following agreements and instruments between the Company and NPS were terminated effective September 11, 2008: A Purchase Agreement, Promissory Note, Security Agreement, and Pledge Agreement, each originally dated as of November 9, 2007, as amended. In connection with the agreement, NPS released and terminated its liens on the Company’s assets and the pledged securities that secured the payment of the note. The Company recorded a gain on extinguishment of debt in the amount of $206,252 resulting from this transaction.

CAMHZN Master LDC

On November 28, 2007, the Company sold a 12% convertible secured promissory note due June 28, 2008 to CAMHZN Master LDC (“CAMHZN”) for net proceeds of $465,000 of which $315,000 was received at the closing, net of costs of $35,000 and the remaining $150,000 was paid to the Company on January 28, 2008, upon the required registration statement becoming effective. The note is convertible to shares of common stock at $3.00 per share. CAMHZN received 1.125 million shares of common stock and a 5-year warrant to purchase 250,000 shares of common stock at $0.22 per share, as well as a right to acquire additional shares if the Company does not repay the loan or effect a registration statement for the shares by specified dates. As of September 30, 2008, the note is secured by 54,500,000 shares of the Company's common stock held in escrow pursuant to the terms of the purchase, pledge and security agreements. The Company also issued an additional 2,500,000 shares to be held in escrow related to the transaction agreements regarding estimated and potential fees and penalties. As of September 30, 2008, 1,375,000 shares of common stock are still held in escrow related to potential fees and penalties.  These securities were issued without registration pursuant to the exemption afforded by Section 4(2) of the Securities Act of 1933, as a transaction by the Company not involving a public offering.

The Company issued 1,125,000 shares of common stock to CAMHZN in connection with the issuance of the notes which represented financing fees of $225,000 recorded during the three months ended December 31, 2007. These financing fees were capitalized and have been completely amortized as of September 30, 2008.  In addition, the warrants were recorded based on the relative fair value as compared to the fair value of the debt at issuance. The relative fair value was recorded as Additional Paid-in Capital, estimated at $37,794, and a discount to notes payable and was completely amortized to interest expense as of September 30, 2008 using the effective interest method.

Pursuant to the loan agreement with CAMHZN, the Company received correspondence from CAMHZN on May 13, 2008 demanding an additional 54,500,000 shares of common stock to raise their number of collateral shares in order to comply with the 500% debt coverage requirement included in the loan agreement. Effective May 22, 2008, CAMHZN agreed to forbear from exercising any remedies available under its loan documents or applicable law for a period ending on September 29, 2008, in exchange for the release of 8,000,000 shares of common stock. The shares, valued at $304,000, were recorded as interest expense in the year ended September 30, 2008.

On January 12, 2009, the Company entered into an amended loan agreement with CAMHZN whereby, effective December 31, 2008, CAMHZN has agreed to forbear from exercising any remedies available under its loan documents or applicable law for a period ending on March 29, 2009. In exchange for the forbearance, the Company agreed to pay a fee of $567,000 which will be added to the principal balance of the loan and will be payable in cash or stock at the Company’s discretion.

During the year ended September 30, 2008 the Company became obligated for certain penalties pursuant to defaults, as defined, of the loan agreements with CAMHZN in the amount of $275,000. These penalties were paid with 5,500,000 shares of Company common stock to CAMHZN at certain calculated prices per share based on the market value of the Company’s common stock. The aggregate penalties were recorded as interest expense during the year ended September 30, 2008.

In connection with the notes, 27,125,000 shares of common stock have been issued and are outstanding as of September 30, 2008.  In addition, 63,875,000 shares have been issued and are held in escrow and will only be released in the case of non-payment of the CAMHZN note or as consideration for penalties and fees due. In addition, there are 3,753,000 shares held in treasury that were contributed back to the Company by major shareholders in 2006 and, thus, there are 220,582,608 shares outstanding at September 30, 2008.

Aspen Technologies

In July 2008, the Company entered into an agreement with Aspen Technologies (“Aspen”), a vendor of the Company, whereby the accounts payable balances owing Aspen by the Company would be converted to a note payable up to a maximum of $100,000. Under the terms of the note payable, the Company would pay Aspen eight equal payments of $12,500 per month beginning in August 2008 until the outstanding principal balance was paid. In payment of interest on the note, the Company issued five year warrants to purchase 300,000 shares of the Company’s stock at $0.03 per share. Those warrants vested immediately and were valued at $5,933 (Note 9). As of September 30, 2008, the principal balance was $89,200 and no payments have been made.

Related Party Notes

In September 2008, the Company entered into a note agreement with Summit. Under the agreement, the Company borrowed $15,000 at no interest with a maturity date of October 2, 2008. The principal balance is included in notes payable, related parties on the Company’s consolidated balance sheet at September 30, 2008.

On August 29, 2008, the Company entered into a note agreement with its President and Chief Executive Officer, Dr. Gerard C. D’Couto. Under the agreement, as amended, the Company borrowed $30,000 with interest at 10% compounded monthly and a maturity date of March 29, 2009. The principal balance is included in notes payable, related parties on the Company’s consolidated balance sheet at September 30, 2008.

Note 7. Series A Preferred Stock

On June 27, 2008, the Company’s Board of Directors approved financing through a Series A Preferred Stock Purchase Agreement pursuant to which it agreed to issue a minimum of 7,500,000 shares of Series A Preferred Stock at a purchase price of $0.04 per share, or a minimum of $300,000 in the aggregate to investors in the Company’s Series A Preferred stock. As of September 30, 2008, there were approximately $759,000 in gross proceeds received from the offering. Further, a $50,000 note payable balance was converted into 1,250,000 Series A Preferred stock during the year ended September 30, 2008. Based on these transactions, 20,217,100 shares were issued under this agreement as of September 30, 2008. The net proceeds have been used for working capital and general corporate purposes. The holders of Series A Preferred Stock will be entitled to payment of dividends, when, as and if declared by the Company’s Board of Directors, in preference to the holders of common stock. Holders of Series A Preferred Stock are also entitled to a liquidation preference of $0.04 per share in the event of the Company’s liquidation, dissolution or winding up. At the discretion of the Company’s Board of Directors, each share of Series A Preferred Stock may be converted into 26.67 shares of common stock. Except as required by law, the Series A Preferred Stock has no voting rights. The issuance of this Series A Preferred Stock will significantly dilute the interests of the Company’s existing shareholders if it is converted to common stock. Upon conversion, the Series A Preferred stockholders subscribed to date currently would own over 74% of the Company’s outstanding shares.

Jesup & Lamont Securities Corporation is acting as placement agent in connection with the private placement of the Series A Preferred Stock and is entitled to a cash placement success fee equal to 10% of the proceeds resulting from their placements, or approximately $63,000, of which approximately $34,000 was paid as of September 30, 2008.  In addition, the placement agent received 8,797,000 shares of common stock of the Company also valued at approximately $63,000.

As of February 5, 2009, the Company has issued 23,532,600 shares of Series A Preferred and received proceeds, including the note payable conversion, net of financing costs of approximately $802,000.

Note 8. Stock Incentive Plans

Stock Option Plan

In August of 2008, the Company amended its Long Term Incentive Compensation Plan ("the Plan") first adopted in March 2006. The amendment to the Plan increased the total number of shares available for issuance under the Incentive Plan from ten million (10,000,000) shares of Common Stock to twenty-five million (25,000,000) shares of Common Stock, an amount equal to approximately 5% of the total number of the Company’s authorized shares of Common Stock as of the Record Date. The Plan is to continue for a term of ten years from the date of its adoption. The Plan is administered by the Compensation Committee ("the Committee") of the Company's Board of Directors. The Company has outstanding stock options for 7,753,158 shares to employees, members of the Committee, the Board, and advisors and consultants to the Company, and none of these options has as of yet been exercised. Options are exercisable for ten years from date of grant. Options granted in excess of 10,000,000 will require shareholder approval. As of September 30, 2008, there were no new stock options issued under the amended Plan.

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

The following table summarizes stock option activity during the nine months ended September 30, 2007 and year ended September 30, 2008:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 30, 2006 (3,671,500 exercisable options )	6,325,500	$0.24
Grants during the nine months ended September 30, 2007	4,769,350	0.40
Forfeitures and cancellations	(390,000)	0.69
Exercised	0
Outstanding at September 30, 2007 (8,229,850 exercisable options )	10,704,850	$0.29

Grants during the year ended September 30, 2008	1,105,000	0.04
Forfeitures and cancellations	(4,056,692)	0.69
Exercised	0
Outstanding at September 30, 2008 (6,582,992 exercisable options)	7,753,158	$0.29

The weighted average fair value of the options granted during the periods ended September 30, 2008 and 2007 was $0.04 and $0.40 respectively and the weighted average remaining contractual lives of outstanding options was 8.5 years.

The aggregate intrinsic value of the options outstanding represents the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on the last trading day of September 30, 2008 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on September 30, 2008. As the exercise price of all outstanding and exercisable options at September 30, 2008 is in excess of the Company’s closing stock price at that date, there is no intrinsic value.

For all outstanding granted options as of September 30, 2008, the weighted average remaining contractual term is 8.2 years. For exercisable and vested options as of September 30, 2008, the weighted average contractual term is 8.0 years.

As of September 30, 2008, the Company had approximately $304,000 of total unrecognized compensation cost related to non-vested stock-based awards granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for any future changes in estimated forfeitures. The Company expects to recognize this cost from 2009 through 2012.

Stock Purchase Plan

In August 2008, the Company adopted an Employee Stock Purchase Plan (the “Stock Purchase Plan”). The amount of shares of Common Stock that may be sold pursuant to the Stock Purchase Plan shall not exceed, in the aggregate, thirty million (30,000,000) shares of Common Stock, an amount equal to approximately 5% of the total number of the Company’s authorized shares of Common Stock the date the plan was approved by the shareholders. As of September 30, 2008, no shares have been purchased under the Stock Purchase Plan

Note 9. Common Stock Purchase Warrants

Novellus Systems, Inc.

The Company had in place a collaboration agreement dated May 24, 2006, with Novellus, a stockholder of the Company. On May 26, 2006, pursuant to an extension of the collaboration agreement, the Company issued a warrant to Novellus to acquire up to 4,705,000 shares of Company common stock at an exercise price of $0.001 per share. Vesting of the warrant shares was to occur upon certain milestones being achieved by Novellus and the Company and each milestone had a specific number of warrant shares assigned thereto and no milestones were ever completed. On May 19, 2008, the Company and Novellus agreed to terminate the above agreement in its entirety. As a result, all warrants have been cancelled and all milestones are not applicable.

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

Noteholder Warrants

During the year ended June 30, 2008, the Company issued five year warrants to purchase 500,000 shares of common stock at $0.29 and 250,000 shares at $0.22 to EPD and CAMHZN, respectively, the two noteholders, as described in Note 6.

In payment of interest on a note payable with Aspen, the Company issued five year warrants to purchase 300,000 shares of the Company’s stock at $0.03 per share (Note 6).

Strategic Advisory Board (“SAB”) Warrants

In February 2008 three-year warrants to acquire 750,000 shares of common stock were granted to the three new SAB members in the amount of 250,000 each. Of the warrants granted, 500,000 are exercisable at $0.10 per share and 250,000 are exercisable at $0.06 per share. Each person paid $100 for their warrant and all warrants vest in full one year from the date of grant. Share-based compensation of $33,155 was calculated using the Black-Scholes model,of which $19,826 was recorded to expense for the year ended September 30, 2008, and the balance will be amortized through the one year anniversary of the grants.

A summary of warrants granted and outstanding at September 30, 2007 and 2008 follows:

		Number of	Exercise	Expiration
Date	Action	Warrants	Price	Date

Balance at December 31, 2006		9,059,579

May 2007	Camofi Master LDC	125,000	0.55	Mar. 2012
May 2007	Included with public offering	3,211,260	1.10	May 2012
	Included with public offering	3,211,260	1.60	May 2012
	Included with public offering	3,211,259	2.00	May 2012
Sept. 2007	Lippert/Heilshorn	180,000	0.51	Sep. 2011
Balance at September 30, 2007		18,998,358
Nov. 2007	EPD/CAMHZN	750,000	0.27	Nov. 2012
Feb. 2008	Strategic Advisory Board	750,000	0.09	Feb. 2011
July 2008	Aspen	300,000	0.03	July 2011
Exercised		(630,908)
Cancelled		(4,705,000)

Balance at September 30, 2008		15,462.450

Warrants outstanding at September 30, 2008 expire at various dates from February 2011 to May 2012.

Note 10. Common Stock

On August 15, 2008, our shareholders approved a 200 to 1 reverse stock split which has not been effected by the Board of Directors as of the date of this report, thus all share and per share amounts in these consolidated financial statements have not been restated for this reverse stock split.

On April 24, 2008, Summit, one of the Company’s largest shareholders, purchased 10,000,000 shares of common stock for $0.01 per share for a total of $100,000. The purchase agreement provides for certain dilution protection and standard piggyback registration rights. Pursuant to this agreement, the sale of Series A Preferred Stock triggered an antidilution provision. Accordingly, the Company issued an additional 56,666,667 of common stock to Summit in satisfaction of this antidilution provision. No value was assigned to the 56,666,667 shares as they were considered part of the original share issuance for $100,000.

Note 11. Income Taxes

Significant components of the Company's deferred tax assets and liabilities and related valuation allowances are as follows as of September 30, 2008 and 2007:

	2008	2007
Deferred tax assets (liabilities):
Accelerated depreciation	$128,000	$(80,000)
Research & development credit	916,000	793,000
Accrued vacation	19,000	17,000
Accrued severance and wages	119,000	-
Shared-based compensation expense	1,072,000	816,000
Net operating loss carryforwards	12,548,000	10,861,000
Total net deferred tax assets	14,802,000	12,407,000
Valuation allowance	(14,802,000)	(12,407,000)
Deferred tax assets, net of valuation allowance	$-	$-

The Company has established a valuation allowance as of September 30, 2008 and 2007, due to the uncertainty of future realization of the net deferred tax assets. During the year ended September 30, 2008 and nine months ended September 30, 2007, the valuation allowance increased by $2,395,000 and $1,920,000, respectively.

The difference between the tax at the statutory federal tax rate and no tax provision recorded by the Company for the year ended September 30, 2008 and nine months ended September 30, 2007, is primarily due to the Company's full valuation allowance against its deferred tax assets.

At September 30, 2008, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $36,900,000 and research and development credit carryforwards of approximately $916,000 available to offset future income that expire through 2022. Utilization of the carryforwards is dependent on generating future taxable income and will be limited by Internal Revenue Code Section 382 due to the more than 50% change in control in NPSWA's ownership in its acquisition by the Company in March 2006.

Note 12. Development Agreement with a Customer

The Company was party to a development agreement with a customer to develop proof-of-concept fuel cell power source prototypes (Phase I) and, if successful and elected by the customer, the development of fuel cell power sources (Phase II). The Company received $344,000 for certain services in Phase I and recognized revenue of $154,500 for the completion of the initial Phase I requirement in 2004 and deferred the balance of $189,500 until the related services are rendered and the final Phase I milestone is reached. The Company believes this will occur in 2009, at which time the customer will then have the right to choose whether or not to continue further with Phase II.

Note 13. Commitments and Contingencies

The Company currently leases both its corporate headquarters and laboratory facilities under a lease agreement expiring March 31, 2009. The Company is negotiating with the landlord for lease extension. As of September 30, 2008, monthly minimum rental and related payments were approximately $12,200 per month. Rental expense was approximately $163,300 and $133,940 for the year ended September 30, 2008 and the nine months ended September 30, 2007, respectively.

The Company has included an expense of $314,000 in its consolidated financial statements for the year ended September 30, 2008 pertaining to severance obligations and related costs related to the Company’s former Chairman, President and Chief Executive Officer, Paul Abramowitz who resigned as President and CEO in January 2008 and as a director in April 2008. This amount is included in accounts payable at September 30, 2008, however, the Company contests that any payment is due under its agreements with Mr. Abramowitz and, if successful, will have minimal or no liability for such amounts.

The Company's former securities counsel claims it is owed $200,000 for legal fees. The Company believes that there is an agreement in place to cap these fees at $60,000 which has been recorded as expense and is included in accounts payable on the Company’s consolidated balance sheet at September 30, 2008. No formal legal action has been taken in this matter.

Note 14. Related Party Transactions

See Note 6 regarding related party note agreements with the Company.

During the year ended September 30, 2008, the Company issued 250,000 shares of common stock to David M. Barnes, formerly the Company's Chief Financial Officer, in payment for services rendered. The shares were valued at $10,000.

Note 15. Subsequent Events

Solcool One, LLC Acquisition

On November 26, 2008, the Company entered into an agreement and plan of merger (the “Merger Agreement”) with SolCool, Neah Power Acquisition Corp., a wholly-owned subsidiary of Neah Power (“Merger Sub”), and Mark Walsh, Manager and founder of SolCool, pursuant to which the Merger Sub will be merged into SolCool (the “Merger”).

Under the terms of the Merger Agreement, Neah Power will issue $500,000 of Series B Preferred Stock, or 100,000 shares of Series B preferred stock, which shares are convertible two years after the date of the Merger Agreement into shares of Neah Power common stock at a conversion price equal to the average of the closing bid and asked prices of Buyer’s shares of common stock for four days prior to the date of the Merger Agreement. The shares of Series B preferred stock will be held in escrow to ensure payment of SolCool’s indemnification obligations under the Merger Agreement. All of the stockholders of SolCool are accredited investors as such term is defined in Rule 501 of the Securities Act of 1933, as amended (the “Securities Act”), and the 100,000 shares of Neah Power Series B preferred stock will be issued pursuant to the exemption from registration under Rule 506 of Regulation D of the Securities Act.

The Merger Agreement also provides that Neah Power will invest up to $500,000 in SolCool to meet shipping commitments and cover operating costs, including payments of salaries and other overhead items, of SolCool. In addition, prior to completing the Merger five of SolCool’s principals and consultants must enter into employment agreements with SolCool and SolCool must satisfy other customary closing conditions relating to the delivery of closing certificates as to representations and warranties and the delivery of any required consents or government approvals.

On February 5, 2009, we received notice of cancellation from SolCool pertaining to the merger agreement due to a failure to fund the transaction in a timely manner. On February 12, 2009, Solcool rescinded its notice of cancellation upon payment by the Company of $9,000. The Company is continuing in its efforts procure funding and to accomplish the merger.

Series A Preferred Stock

As discussed in Note 7, on June 27, 2008, the Company entered into a Series A Preferred Stock Purchase Agreement pursuant to which the Company agreed to issue a minimum of 7,500,000 shares of Series A Preferred Stock at a purchase price of $0.04 per share, or a minimum of $300,000 in the aggregate. As of February 5, 2009, the Company has issued 23,532,600 Series A Preferred shares and received proceeds net of financing costs of approximately $669,000 in the fourth quarter of its fiscal year 2008 and $133,000 in the first quarter of its fiscal year 2009.

CAMHZN Master LDC Amendment to Note Payable

On January 12, 2009, the Company entered into an amended loan agreement with CAMHZN whereby, effective December 31, 2008, CAMHZN has agreed to forbear from exercising any remedies available under its loan documents or applicable law for a period ending on March 29, 2009. In exchange for the forbearance, the Company agreed to pay a fee of $567,000 which will be added to the principal balance of the loan and will be payable in cash or stock at the Company’s discretion.

Securities Purchase Agreement

On February 12, 2009, the Company entered into a Securities Purchase Agreement with Agile Opportunity Fund, LLC (“Agile”) and Capitoline Advisors Inc. (“Capitoline”, and together with “Agile”, the “Investors”) under which the Company received funds through the issuance of Original Issue Discount Term Convertible Notes in two tranches, (i) the first tranche in the aggregate face amount of $262,500 for an aggregate purchase price of $225,000 with a maturity date of August 12, 2009 and prepaid interest at the rate of 18% per annum in the amount of $23,625 (the “Initial Closing”) and (ii) at each Investor’s discretion, on or before February 27, 2009, Original Issue Discount Term Promissory Notes in the maximum aggregate face amounts of $787,500 for a maximum aggregate purchase price of $675,000 each totaling $1,020,000 in the aggregate, such Notes to mature on August 12, 2009 together with interest on the face amount of the Notes at a rate equal to 18% to be paid in advance at the time of purchase of the Notes (the “Subsequent Closing”). The Notes are convertible at a conversion price of $0.10 per share, subject to standard adjustments. The Notes are subject to mandatory redemption in the event the Company enters into a going private transaction or the Company is sold. The Notes are secured by all assets of the Company and upon conversion have certain piggyback registration rights. The Notes are more fully described in the exhibits attached to this Form 10-KSB which are incorporated herein by reference.

Item 8: Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

There are not and have not been any disagreements between us and our accountants on any matter of accounting principles, practices or financial statement disclosure.

Item 8A(T): Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2008. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions to be made regarding required disclosure. It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), have concluded that, subject to the inherent limitations noted in this Part II, Item 8A, as of September 30, 2008, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal control over financial reporting, as discussed below.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934). A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the interim or annual consolidated financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The management of Neah Power Systems, Inc. assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2008, and this assessment identified the following material weaknesses in the Company’s internal control over financial reporting.

•	Inadequate or ineffective policies for documenting transactions;
•	Inadequate or ineffective design of policies and execution of processes related to accounting for transactions; and
•	Inadequate or ineffective internal control environment related to segregation of duties.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2008. In making the assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Because of the material weakness described in the preceding paragraph, management believes that, as of September 30, 2008, the Company’s internal control over financial reporting was not effective based on those criteria.

The Company has established several internal controls that management believes has materially affected internal controls over financial reporting and intends to design and implement further policies and procedures to remediate the material weaknesses in the Company’s internal control over financial reporting.

This annual report on Form 10-KSB does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in internal control over financial reporting

During the quarter ended September 30, 2008, our management and financial staff has implemented several additive internal controls including the addition of a full-time Chief Financial Officer, increased oversight and required approval by management and senior financial personnel of financial transactions, the hiring of additional accounting personnel, and the implementation of several basic internal control processes. As of September 30, 2008 and for the period covered by this Report, the implementation of these controls has materially affected, and is reasonably likely to materially affect, in a positive manner, our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act).

Item 8B

None

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

Name	Position
James H. Smith	Chairman of the Board of Directors
Dr. Gerard C. D’Couto	President and Chief Executive Officer
Robert J. McGovern	Director
Jon M. Garfield	Director
Michael Solomon	Director
Stephen M. Wilson	Chief Financial Officer

James H. Smith. Mr. Smith, 64, has served on our board of directors since May 2008.  He has over 40 years with publicly traded and privately-held companies. Currently, he serves on the board of directors for Unisone Inc., a patented software company, where he served as President and CEO from January 2002 to April 2004. He worked with private equity company Advent International in 2004, served as President and CEO of Nexion from 2000 to 2001, Co-Founder and COO of application solutions provider Decision Dynamix from 1996 to 2000, and President of the world largest pharmaceutical wholesaler McKesson Corporation from 1994 to 1996. From 1986 to 1994, Mr. Smith served as Executive Vice President of Hamilton/Hallmark division of Avnet, Inc. (NYSE: AVT), the world’s largest industrial electronic component distributor. From 2004 to the present, Mr. Smith also advises small privately-held technology companies on management issues, (DEVEK, a Porsche road racing company, TRIC tool an innovator of sewer pipe replacement, and LifeSense a medical device company. In addition he has also serves on the advisory board of PipeSpy and the boards of directors of LifeSense and CakeBoxx a shipping container company. He received a B.A. in economics from Michigan State University.

Dr. Gerard C. (Chris) D’Couto. Dr. D’Couto, 42, has served as a member of our board of directors since January 28, 2008 and as our Chief Executive Officer and President since February 2008.  Until such time, he served as our Chief Operating Officer and Executive Vice President since September 2007. Prior to joining our company, Dr. D’Couto served as senior director of marketing at FormFactor Inc. from January 2006, where he headed the launch of NAND flash and DRAM sort probe cards. Prior to that, Dr. D’Couto had a nine-year tenure at Novellus Systems, Inc., with positions of increasing responsibility ranging from product management to technology development and sales. Prior to that, Dr. D’Couto worked at Varian Associates and as a consultant to Intel Corporation. Dr. D’Couto received a bachelor’s degree in chemical engineering from the Coimbatore Institute of Technology in India and also received a master’s and a doctoral degree in chemical engineering from Clarkson University in New York. Dr. D’Couto also earned an MBA from the Haas School of Business at the University of California, Berkeley.

Robert J. McGovern. Mr. McGovern, 56, has served on our board of directors since May 2008.  He has served as a top senior manager for several public and private companies around the world.   He currently is a Principal/General Manager of a sales focused consultancy and Sales Force Automation product base company, The Cura Group, since April 2006.  From 1998 to 2005, Mr. McGovern served as President/COO of Horton Automatics a global manufacturer of entrance and security systems.  From 1996 to 1998, he led sales for manufacturer Besam USA, an Assa Abloy (OMX: ASSA) group company. From 1988 to 1996, Mr. McGovern served in positions of increasing responsibility at The Stanley Works (NYSE: SWK), including serving as Chairman and President of one of its sales and manufacturing units in Europe and Corporate Director of The Manufacturing and Technology Center.  From 1979 to 1988, he served as Controller and then VP-Business Development for National Hand Tool. Mr. McGovern received a BS from State University of New York at Brockport, and an MBA in Finance from The Keller Institute.

Jon M. Garfield. Mr. Garfield, 45, has served on our board of directors since May 2008.  He has served as Chief Executive Officer of technology company Clearant, Inc. (OTCBB: CLRA) since January 2007 and as Chief Financial Officer at Clearant since September 2006.  Mr. Garfield has served as a member of its board of directors since May 2007.  From September 2001 through 2006, Mr. Garfield served as an independent financial consultant, including advising as to SEC reporting obligations and Sarbanes-Oxley compliance. From 1998 until 2001, he served as Chief Financial Officer of a telecom service provider and a software developer. From 1996 to 1998, he served as Vice President of Acquisitions for formerly NYSE-listed ground transportation consolidator Coach USA, Inc. From 1991 to 1996, Mr. Garfield served as Corporate Assistant Controller of Maxxim Medical, Inc., a formerly New York Stock Exchange listed manufacturer and distributor. During 1986 to 1991, Mr. Garfield practiced public accounting with Arthur Andersen and PricewaterhouseCoopers. Mr. Garfield received a Bachelor of Business Administration in Accounting from University of Texas, Austin.

Michael F. Solomon.  Mr. Solomon, 56, has served on our board of directors since March 2006. Since May of 2006, he has been a partner in the law firm of Fenwick & West specializing in tax and corporate transactions. Mr. Solomon was a partner at Ivins, Phillips & Barker from 1977 to 2001, at PricewaterhouseCoopers, LLP from 2001 to 2003 and at Pillsbury Winthrop from 2003 to 2005.    Mr. Solomon is also a long-time private investor in numerous businesses on whose boards he has served. His law practice has been heavily concentrated in the technology and research and development sectors, and he has been specifically involved in cases addressing fuel cell technology. He  has been an Adjunct Professor of Law at the Georgetown University Law Center  and Boalt Hall.  Mr. Solomon is an honors graduate of both Yale University (1974) and Harvard Law School (1977).

Stephen M. Wilson, CPA, CMA.  Mr. Wilson, 52, has served as our Chief Financial Officer since July 2008 and Corporate Secretary and Controller since June 2008.  From May 2007 until February 2008, he served as Chief Financial Officer of Impart Media Group, Inc., a publicly-held digital signage technology company.  From July 2006 until his promotion to Chief Financial Officer of Impart, he served as its Vice President of Finance/Corporate Controller. Impart Media Group, Inc. consented to bankruptcy relief on May 21, 2008 following a petition for involuntary bankruptcy filed on February 14, 2008 in the United States Bankruptcy Court for the Southern District of New York. From 2004 to 2006, he served as Division Controller for Rabanco Companies, a division of Allied Waste. From 2000 to 2004, Mr. Wilson was owner and President of Strategic Finance & Accounting Services, Inc. He is a licensed Certified Public Accountant and is also a Certified Management Accountant and holds dual Bachelor of Arts degrees in Accounting and Business Administration from Western Washington University.

FAMILY RELATIONSHIPS

There are no family relationships among any of our directors or executive officers.

LEGAL PROCEEDINGS

None.

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

AUDIT COMMITTEE OF THE BOARD OF DIRECTORS

We have an audit committee of the Board of Directors, consisting entirely of independent directors. The Audit Committee consists of: Jon M. Garfield, Michael F. Solomon and Robert J. McGovern. The Audit Committee functions in part as an independent and objective party with oversight of the Company’s financial reporting process and internal controls. All members are the financial experts on our audit committee as defined by Item 407(d)(5)(ii) of Regulation S-B.

COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS

We have a compensation committee of the Board of Directors. The Compensation Committee consists of: James H. Smith and Robert J. McGovern. The functions of the Compensation Committee are to review and approve the goals of the Chief Executive Officer, to review and approve salaries, bonuses and other benefits payable to the Company’s executive officers and to administer the Company’s Long Term Incentive Compensation Plan and Employee Stock Purchase Plan.

NOMINATING COMMITTEE OF THE BOARD OF DIRECTORS

We have a nominating committee of the Board of Directors. The Nominating Committee consists of: James H. Smith and Michael F. Solomon. The Nomination Committee is responsible for proposing a slate of directors for election by the stockholders at each annual stockholders meeting and for proposing candidates to fill any vacancies.

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The firm of Peterson Sullivan LLP has been appointed to serve as our independent registered public accounting firm for the 2009 fiscal year unless the Audit Committee deems it advisable to make a substitution.

Item 10: Executive Compensation

The following table sets forth the total compensation received by the named executive officer during the fiscal year ended September 30, 2008 and the transition period (nine months) ended September 30, 2007:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Gerard C. ("Chris") D'Couto	2008	$210,073	—			—	—	13,934	$224,007
President & CEO	2007	8,654	—	—	$549,739	—	—	—	558,393

Paul Abramowitz	2008	$377,462	—	—		$—	—		$377,462
President & CEO	2007	206,250	—	—	75,535	—	—		281,785

Arthur Homa	2008	$172,656	—	—		$—	—	—	$172,656
VP Engineering	2007	$155,060	—	—	26,465	—	—		$181,525

We have recorded expense in our consolidated financial statements for the year ended September 30, 2008 and included in this table $314,000 pertaining to severance obligations and related costs pertaining to Mr. Abramowitz’s resignation as President and CEO in January 2008 and as a director in April 2008. We contest that any payment is due under its agreements with Mr. Abramowitz and, if successful, will have minimal or no liability for such amounts.

Dr. Gerard C. (Chris) D'Couto: Under the terms of the Offer Letter entered into between Dr. Gerard C. (Chris) D’Couto and us when he joined us as Chief Operating Officer, he receives a per annum base salary of $225,000, a bonus equal to 50% of his base salary upon the completion of certain milestones, 2,250,000 stock options (which options will immediately vest in the event of a change in control) and other benefits and perquisites. In the event Dr. D’Couto’s employment is terminated (i) for any reason other than for cause or a winding down of our operations or (ii) due to a change in control where he is not offered a comparable position at a similar compensation, Dr. D'Couto will be entitled to a severance payment equal to six months of his then current base salary.

Outstanding Equity Awards At Fiscal Year-End

The following table sets forth information concerning unexercised options; stock that has not vested; and equity incentive plan awards for certain named executive officers outstanding as of September 30, 2008:

Outstanding Equity Awards at Fiscal Year-End

Option Awards						Stock Awards
Name NEW	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Dr. Gerard C. (Chris) D'Couto	2,250,000			$0.25	Sep. 2017
Arthur Homa VP Engineering	450,000			$0.20	Mar 2016	—	—	—	—
Arthur Homa	20,000	40,000		$0.45	May 2017
Leroy Ohlson CTO	425,000			$0.20	Mar 2016	—	—	—	—
Leroy Ohlson	45,000			$0.45	May 2017
Leroy Ohlson	23,333	16,117		$0.45	May 2017

Compensation of Directors

Our directors are compensated with stock options from time to time under our Long Term Incentive Compensation Plan. There were no stock options awarded as compensation to directors in the year ended September 30, 2008.

Stock Option Plan and Stock Options

In August 2008, we amended our Long Term Incentive Compensation Plan (the “Plan”) first adopted in March 2006. The amendment increased the total number of shares available for issuance under the Incentive Plan from 10,000,000 shares of Common Stock to twenty-five million 25,000,000 shares of Common Stock, an amount equal to approximately 5% of the total number of the Company’s authorized shares of Common Stock as of the date the amendment was approved by our shareholders. As of September 30, 2008, there were no new stock options issued under the amended Plan.

The Plan was adopted by the Board of Directors on March 14, 2006, to be effective on March 14, 2006, and was approved by the stockholders on that same date. The Plan is to continue for a term of ten years from the date of its adoption. The Plan seeks to promote the long-term success of our company and our subsidiaries and to provide financial incentives to employees, members of the Board and advisors and consultants of our company and our subsidiaries to strive for long-term creation of stockholder value by providing them stock options and other stock and cash incentive.

The Compensation Committee that is currently comprised of two members of our Board of Directors, Messrs. James Smith and Robert McGovern administers the Plan. The Compensation Committee has the authority to make awards, construe and interpret the Plan and any awards granted thereunder, to establish and amend rules for Plan administration, to change the terms and conditions of options and other awards at or after grant, and to make all other determinations which it deems necessary or advisable for the administration of the Plan.

The maximum number of shares of our stock that may be issued under the Plan, as amended, for awards other than cash awards is 25,000,000 shares. To date, the Committee has awarded stock options for 7,753,158 shares to employees, members of the Board and advisors and consultants of our company and our subsidiaries, and none of these options has as of yet been exercised. If we change the number of issued shares of common stock by stock dividend, stock split, spin-off, split-off, spin-out, recapitalization, merger, consolidation, reorganization, combination, or exchange of shares, the total number of shares reserved for issuance under the Plan, the maximum number of shares which may be made subject to an award or all awards in any calendar year, and the number of shares covered by each outstanding award and the price therefor, if any, may be equitably adjusted by the Committee, in its sole discretion.

The Board of Directors or the Committee may amend, suspend, terminate or reinstate the Plan from time to time or terminate the Plan at any time. However, no such action shall reduce the amount of any existing award (subject to the reservation of the authority of the Committee to reduce payments on awards) or change the terms and conditions thereof without the consent of any affected award recipient.

Employee Stock Purchase Plan

In August 2008, we adopted an Employee Stock Purchase Plan (the “Stock Purchase Plan”). The amount of shares of Common Stock that may be sold pursuant to the Stock Purchase Plan shall not exceed, in the aggregate, thirty million (30,000,000) shares of Common Stock, an amount equal to approximately 5% of the total number of the our authorized shares of Common Stock the date the plan was approved by the shareholders. As of September 30, 2008, no shares have been purchased under the Stock Purchase Plan

Item 11: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
 Set forth below is certain information as of February 5, 2009 with respect to each person or group who is known to us, in reliance on Schedules 13D and 13G reporting beneficial ownership and filed with the Securities and Exchange Commission (the “SEC”), to beneficially own more than 5% of our outstanding shares of Common Stock. Except as otherwise noted below, all shares of Common Stock are owned beneficially by the individual or group listed with sole voting and/or investment power.

Name and Address of Beneficial Owner(1)	Amount Beneficial Ownership	Class of Beneficial Ownership	Percent of Class

Summit Trading Limited Charlotte House, P.O. Box N-65 Charlotte Street Nassau, Bahamas(2)	68,616,667	Common Stock	31.1%

Summit Trading Limited Charlotte House, P.O. Box N-65 Charlotte Street Nassau, Bahamas(2)	1,250,000	Series A Preferred Stock	6.2%

Paul Abramowitz 16659 Ashley Oaks Encino, CA 91436	14,270,745	Common Stock	6.5%

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

(2)
Summit Trading Limited (“Summit”) is a Bahamian holding company and is owned by the Weast Family Trust. The Weast Family Trust is a private trust established for the benefit of C.S. Arnold, Daisy Rodriguez, Stephanie Kaye and Tracia Fields. C.S. Arnold is the settlor of the Weast Family Trust. The natural person exercising voting control of the shares of our common stock held by Summit is Richard Fixaris.

SECURITY OWNERSHIP OF MANAGEMENT

Set forth below is certain information as of February 5, 2009 for (i) the members of and nominees for the Board of Directors, (ii) our executive officers, and (iii) our directors and executive officers as a group. No shares identified below are subject to a pledge.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percent of Class

Dr. Gerard C. D’Couto, President, Chief Executive Officer, Director (2)	2,250,000	1.0%
Michael Solomon, Director(3)	1,278,125	*
Leroy Ohlsen, Former Director(4)	1,557,467	*
Robert J. McGovern, Director	0	*
Stephen M. Wilson, Chief Financial Officer(5)	400,000	*
James H. Smith, Director	0	*
Jon M. Garfield, Director	0	*
All Directors and Officers as a Group (8 individuals)	5,485,592	4.1%

*	Less than one percent.

(1)
Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of our common stock beneficially owned by them. A person is deemed to be the beneficial owner of securities which may be acquired by such person within 60 days from the date on which beneficial ownership is to be determined, upon the exercise of options, warrants or convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not those held by any other person) and which are exercisable, convertible or exchangeable within such 60 day period, have been so exercised, converted or exchanged. Unless otherwise indicated, the address of all of the above named persons is c/o Neah Power Systems, Inc., 22118 20th Avenue SE, Suite 142, Bothell, Washington 98201.

(2)	Consists of 2,250,000 shares of common stock underlying options which vest over one year beginning on September 17, 2007.

(3)	Includes 883,125 shares owned directly by Mr. Solomon and 395,000 shares of our common stock underlying options issued as director’s compensation exercisable at $0.20 per share.

(4)	Consists of 1,042,467 shares of common stock received in connection with our acquisition of Neah Power Washington, and includes 515,000 shares of common stock underlying options.

(5)	Consists of 400,000 shares of our common stock underlying options.

Item 12: Certain Relationships and Related Transactions; Director Independence

Transactions with Related Persons

On August 29, 2008, the Company entered into a note agreement with President and Chief Executive Officer, Dr. Gerard C. D’Couto. Under the agreement, as amended, the Company borrowed $30,000 with interest at 10% compounded monthly and a maturity date of March 29, 2009. The principal balance is recorded in the notes payable section of the Company’s consolidated balance sheet.

In September 2008, the Company entered into a note agreement with Summit. Under the agreement, the Company borrowed $15,000 at no interest with a maturity date of October 2, 2008. The principal balance is included in notes payable, related parties on the Company’s consolidated balance sheet at September 30, 2008.

Director Independence

Because they are not employees and have no other business relationships with our Company except as directors, the Board of Directors has determined that Messrs. Smith, McGovern, Garfield and Solomon qualify as independent directors.

Item 13: Exhibits

No.	Description

3.1	Articles of Incorporation, as amended (1)

3.2	Amended and Restated By-laws (1)

3.3	Certificate of Designation of Series A Preferred Stock (1)

3.4	Certificate of Merger (1)

4.1	Form of Stock Certificate for Common Stock (1)

4.2	Form of Stock Certificate for Preferred Stock (1)

10.1	Engagement Letter, dated as of March 20, 2006 by and between Neah and BMA Securities, Inc. (2)

10.2	Agreement and Plan of Merger among Neah Power Systems, Inc., Growth Mergers, Inc. and Growth Acquisitions Inc. (2)

10.3	Amendment to Agreement and Plan of Merger among Neah Power Systems, Inc., Growth Mergers, Inc. and Growth Acquisitions Inc. (2)

10.5	Form of warrant to purchase 3,753,000 shares of common stock (1)

10.6	Collaboration Agreement effective April 1, 2004 between Novellus Systems, Inc. and Neah Power Washington (5)

10.7	Letter Agreement extending the Collaboration Agreement, dated May 24, 2006 by and among Novellus Systems, Inc. , Neah Power Washington and Neah Power Systems, Inc. (2)

10.8	Amendment to Letter Agreement extending the Collaboration Agreement, dated August 22, 2006 by and among Novellus Systems, Inc., Neah Power Washington and Neah Power Systems, Inc. (3)

10.9	Amendment to Letter Agreement extending the Collaboration Agreement, dated August 22, 2006 by and among Novellus Systems, Inc., Neah Power Washington and Neah Power Systems, Inc. (7)

10.10	Warrant issued to Novellus Systems, Inc. (2)

10.11	Option Agreement issued to Dr. John Drewery (2)

10.12	Stock Option Plan (2)

10.13	Form of Stock Option Agreement (2)

10.14	Development Agreement by and between Neah Power Washington and Thales Communications, Inc. dated December 19, 2003 (3)

10.15	Amendment No. 1 to Development Agreement by and between Neah Power Washington and Thales Communications, Inc. dated July 28, 2004 (2)

10.16	Employment Agreement of Paul Abramowitz dated August 1, 2007 (6)

10.17	Lease Agreement, dated as of March 5, 2001, by and between Teachers Insurance and Annuity Association of America and Neah Power Washington (3)

10.18	First Amendment to Lease Agreement, dated as of June 6, 2003, by and between Teachers Insurance and Annuity Association of America and Neah Power Washington (3)

10.19	Second Amendment to Lease Agreement, dated as of July 7, 2006, by and between Teachers Insurance and Annuity Association of America and Neah Power Washington (3)

10.20	Consultancy Agreement by and between Danfoss A/S and Neah Power Systems, Inc., dated as of June 14, 2006 (3)

10.21	Amendment to Letter Agreement extending the Collaboration Agreement, dated August 22, 2006 by and among Novellus Systems, Inc., Neah Power Washington and Neah Power Systems, Inc. (4)

10.22	Settlement Agreement and Mutual General Releases between Burt Martin Arnold Securities, Inc. and Neah Power Systems, Inc. dated as of November 26, 2007

10.23	Services Agreement between Neah Power Systems, Inc. and Daniel Rosen (7)

10.24	Employment Agreement Neah Power Systems, Inc. and Dr. Gerard C (Chris) D'Couto (8)

10.25	10% Convertible Secured Promissory Note to EPD Investment Co., LLC due January 1, 2009 (9)

10.26	Common Stock Purchase Warrant of EPD Investment Co., LLC (9)

10.27	Purchase Agreement between Neah Power Systems, Inc. and EPD Investment Co., LLC (9)

10.28	Security Interest Agreement dated as of November 12, 2007, between Neah Power Systems, Inc. and EPD Investment Co., LLC (9)

10.29	12% Secured Promissory Note to CAMHZN Master LDC due June 28, 2008 (9)

10.30	Common Stock Purchase Warrant of CAMHZN Master LDC (10)

10.31	Purchase Agreement dated as of November 28, 2007, between Neah Power Systems, Inc. and CAMHZN Master LDC (10)

10.32	Security Interest and Pledge Agreement dated as of November 28, 2007, between Neah Power Systems, Inc. and CAMHZN Master LDC (10)

10.33	Repayment Issuance Letter dated November 28, 2007, to CAMHZN Master LDC (10)

10.34	Securities Purchase Agreement dated February 12, 2009 among Neah Power Systems, Inc., Agile Opportunity Fund, LLC and Capitoline Advisors Inc.

10.35	Form of Initial Original Issue Discount Term Promissory Note issued by Neah Power

10.36	Security Agreement dated February 12, 2009 among Neah Power Systems, Inc., Agile Opportunity Fund, LLC and Capitoline Investors Inc.

10.37	Form of Patent Security Agreement dated February 12, 2009 among Neah Power Systems, Inc., Agile Opportunity Fund, LLC and Capitoline Advisors Inc.

14.1	Code of Ethics(5)

21.1	Subsidiaries of the Registrant (2)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 per Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 per Section 906 of the Sarbanes-Oxley Act of 2002

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

Item 14: Principal Accountant Fees and Services

The following table represents the aggregate fees billed for professional audit services rendered to us by Peterson Sullivan LLP for the audit of our annual financial statements during the periods year ended September 31, 2008 and the 9 months ended September 31, 2007, and all fees billed for other services by Peterson Sullivan LLP during those periods:

	2008		2007
Audit Fees (1)		$74,246	$57,104
Audit Related Fees (1)		$60,076	98,781
Tax Fees (2)	$		$710
All other Fees (3)		$22,049	—
Total Accounting Fees and Services		$156,370	$156,595

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

PRE-APPROVAL POLICY FOR AUDIT SERVICES

Our Audit Committee has responsibility for the approval of all audit and non-audit services before we engage an accountant. All of the services rendered to us by Peterson Sullivan LLP for the periods ended September 30, 2008 and September 30, 2007 were pre-approved by the Audit Committee before the engagement of the auditors for such services. Our pre-approval policy will expressly provide for the annual pre-approval of all audits, audit-related and all non-audit services proposed to be rendered by the independent auditor for the fiscal year, as specifically described in the auditor's engagement letter, such annual pre-approval to be performed by the Audit Committee.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Form 10-KSB to be signed on its behalf by its duly authorized representatives.

Dated: February 13, 2009	NEAH POWER SYSTEMS, INC.
	By:	/s/ GERARD C. D’OUTO
Gerard C. D’Couto President and Chief Executive Officer

In accordance with the Securities and Exchange Act of 1934, this Form 10-KSB has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title(s)	Date

/s/ GERARD C. D’COUTO	President and Chief Executive Officer	February 13, 2009
Gerard C. D’Douto	(Principal Executive Officer)

/s/ STEPHEN M. WILSON	Chief Financial Officer	February 13, 2009
Stephen M. Wilson	(Principal Financial and Accounting Officer)

/s/ JAMES H. SMITH	Executive Chairman	February 13, 2009
James H. Smith

/s/ JON M. GARFIELD	Director	February 13, 2009
Jon M. Garfield

/s/ MICHAEL SOLOMON	Director	February 13, 2009
Michael Solomon

/s/ ROBERT J. MCGOVERN	Director	February 13, 2009
Robert J. McGovern