Form 10-Q
period 2008-12-31
NEAH POWER SYSTEMS, INC.
filed 2009-02-20
CIK 1162816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

Commission file number 000-49962
_______________________

NEAH POWER SYSTEMS, INC.
(Exact name of small business issuer as specified in its charter)
_______________________

Nevada	88-0418806
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

22118 20th Avenue SE, Suite 142

Bothell, Washington 98021
(Address of principal executive offices)

(425) 424-3324
(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer Accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 12, 2009

Common Stock, $0.001 par value	230,374,275

NEAH POWER SYSTEMS, INC.

TABLE OF CONTENTS

PAGE

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements	1

Consolidated Balance Sheets - December 31, 2008 and September 30, 2008	1

Consolidated Statements of Operations for the three months ended December 31, 2008 and 2007	2

Consolidated Statements of Cash Flows for the three months ended December 31, 2008 and 2007	3

Notes to Consolidated Financial Statements	4-8

Item 2. Management’s Discussion and Analysis or Plan of Operation	9-12

Item 4T. Controls and Procedures	12-13

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 6. Exhibits	14

Signatures	15

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEAH POWER SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS
	December 31,	September 30,
	2008	2008
Current assets
Cash and cash equivalents	$1,438	$59,661
Contract receivable	42,374	39,718
Short-term notes receivable	16,000
Prepaid expenses and other current assets	29,654	43,847
Total current assets	89,466	143,226

Property and equipment, net	64,143	71,870

Total assets	$153,609	$215,096

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities
Accounts payable	$1,702,308	$1,669,068
Accrued expenses	307,012	218,138
Notes payable - related parties	17,417	45,000
Notes payable	1,156,200	589,201
Deferred revenue	189,500	189,500
Total current liabilities	3,372,437	2,710,907

Total liabilities	3,372,437	2,710,907

Commitments and contingencies

Stockholders' deficiency
Series A preferred stock, convertible
$0.001 par value, $0.04 stated value, 25,000,000 shares authorized
23,157,600 shares issued and outstanding	23,158	20,217
Common stock,
$0.001 par value, 500,000,000 shares authorized
298,002,275 shares issued and 230,374,275 outstanding	230,374	220,583
Additional paid-in capital	39,171,590	39,023,090
Treasury shares, 3,753,000 common shares, at no cost
Accumulated deficit	(42,643,950)	(41,759,701)
Total stockholders' deficiency	(3,218,828)	(2,495,811)

Total liabilities and stockholders' deficiency	$153,609	$215,096

See Notes to Consolidated Financial Statements

NEAH POWER SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the	For the
	Three Months Ended	Three Months Ended
	December 31, 2008	December 31, 2007
Contract Revenues	$510,563	$222,531

Operating expenses
Research and development expense	497,632	952,396
General and administrative expense	312,641	783,294

Total operating expenses	810,273	1,735,690

Loss from operations	(299,710)	(1,513,159)

Other income (expense), net
Amortization of deferred financing costs	--	(82,143)
Interest expense, net	(584,542)	(201,417)

Net Loss	$(884,252)	$(1,796,719)

Basic and diluted loss per common share	$(0.00)	$(0.02)

Basic and diluted weighted average common shares
outstanding	223,535,507	117,429,231

 See Notes to Consolidated Financial Statements

NEAH POWER SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended December 31, 2008 and 2007
(UNAUDITED)

	2008	2007

Cash flows from operating activities:
Net loss	$(884,252)	$(1,796,719)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	7,464	73,959
Amortization of deferred financing costs	-	82,143
Share-based payments included in operating expenses	7,500	-
Share-based payments for options and warrants	16,113	358,068
Forbearance fees on note payable (not paid in cash during period)	567,000	-
Amortization of debt discount and recognition of beneficial conversion
feature on convertible debt	-	97,637

Changes in operating assets and liabilities		-
Contract Receivable	(2,656)	6,307
Prepaid expenses and other current assets	14,196	-
Accounts payable	53,239	102,010
Accrued Expenses	88,874	49,834
Net cash used by operating activities	(132,259)	(1,026,761)

Cash flows from investing activities:
Purchase of fixed assets	-	(14,480)
Issuance of notes receivable	(16,000)
Net cash used by investing activity	(16,000)	(14,480)

Cash flows from financing activities:
Proceeds from notes payable	-	850,000
Proceeds from warrant exercises	-	126,181
Proceeds from Series A Funding	117,620
Principal payments on notes payable	(27,584)
Other	-	1,459
Net cash provided by financing activities	90,036	977,640

Net change in cash and cash equivalents	(58,223)	(63,601)

Cash and cash equivalents, beginning of period	59,661	710,441

Cash and cash equivalents, end of period	$1,438	$646,840

Supplemental cash flow information

Cash paid for interest	$-	$60,254
Cash paid for income taxes	$-	$-

Noncash investing and financing activities
Deferred financing costs paid with issuance of common stock	$-	$575,000
Increase to note payable due to forbearance fee	$567,000
Settlement of accounts payable with issuance of stock	$20,000

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

Recent Developments

The Company recently announced that on November 26, 2008 the Company entered into an agreement and plan of merger with SolCool One, LLC ("SolCool"), a leader in the solar air conditioning industry. SolCool specializes in supplying solar air conditioning systems and has a recognized distribution and support network in various regions throughout the world along with an established manufacturing relationship. SolCool has a strong distribution network that could also be used to sell the Company’s products. Additional synergies could include adding a fuel cell to the solar air conditioning systems in order to extend the off-the-grid duration of the product. A solar panel/lithium-ion/fuel cell integrated system could also be developed for use as power supply for off-the-grid applications or as a back up power supply. On February 5, 2009, the Company received notice of cancellation from the merger agreement due to a failure to fund the transaction in a timely manner. On February 12, 2009, SolCool rescinded its notice of cancellation upon payment by the Company of $9,000. The Company is continuing in its efforts to procure funding and to accomplish the merger.

Note 2 — Going Concern

The Company’s consolidated financial statements are prepared consistent with accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an accumulated deficit as of December 31, 2008 in the amount of approximately $42,644,000 and negative working capital of approximately $3,283,000. For the three months ended December 31, 2008, the Company had negative cash flow from operating activities in the amount of approximately $132,000. The Company has limited capital resources and the Company has sustained substantial losses which raises substantial doubt about its ability to continue as a going concern. The Company must, therefore, raise sufficient capital to fund its overhead burden and its continuing research and development efforts going forward.

The Company has relied primarily on sales of securities and proceeds from borrowings for operating capital. During the three months ended December 31, 2008, the Company has received approximately $118,000 from a private placement funding for its Series A Preferred Stock [see Note 7]. During the period January 1 through February 12, 2009, the Company has received $15,000 from the funding.

During the three months ended December 31, 2008, the Company also received payments of approximately $500,000 from the Office of Naval Research (“ONR”) pursuant to the terms of a grant providing expense reimbursement for continuing research and development having to do with certain technology.

On February 12, 2009, the Company entered into a Securities Purchase Agreement with Agile Opportunity Fund, LLC and Capitoline Advisors Inc. under which it received funds in the first of two tranches through the issuance of Original Issue Discount Term Convertible Notes secured by all assets of the Company. The Company received the first tranche on February 12, 2009 in the net amount of approximately $162,000. The Company expects to receive the second tranche on or before February 27, 2009, for total cash received from the two tranches in the amount of $787,500. The notes are convertible at $.10 per share and are more fully described in the exhibits attached to the Company’s Form 10-KSB for the fiscal year ended September 30, 2008 and which are incorporated herein by reference.

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

 Note 3 — Basis of Presentation

The accompanying unaudited Consolidated Financial Statements include the accounts of the Company and its majority-owned subsidiaries. All material intercompany balances and transactions have been eliminated. The interim financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year. The Consolidated Financial Statements as of and for the three months ending December 31, 2008 have been derived from the unaudited financial statements at that date. However, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying financial statements should be read in conjunction with the audited Consolidated Financial Statements for the year ended September 30, 2008, included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on February 13, 2009.

 Note 4 — Summary of Significant Accounting Policies

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

In August 2008, the Company amended its Long Term Incentive Compensation Plan and added an Employee Stock Purchase Plan (“the Plans”). During the three months ended December 31, 2008, there were no stock options or common shares issued under the Plans.

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

Basic weighted average common shares outstanding, and the potentially dilutive securities excluded from loss per share computations because they are antidilutive, are as follows for the three months ended December 31, 2008 and December 31, 2007:

	For the three months ended December 31, 2008	For the three months ended December 31, 2007
Basic and diluted weighted average common stock shares outstanding	223,535,507	117,429,231
Potentially dilutive securities excluded from loss per share computations:
Convertible Series A Preferred Stock	617,613,192	-
Convertible debt	166,666	-
Common stock options	7,753,158	10,685,450
Common stock purchase warrants	15,462,451	19,428,350

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133, which requires additional disclosures about the objectives of derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on the Company’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for the Company beginning January 1, 2009. The Company believes the adoption of SFAS No. 161 will not have a material impact on its financial statements.

In February 2008, the FASB issued FASB Staff Position 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 to October 1, 2009 for the Company, for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company believes the adoption of the delayed items of SFAS No. 157 will not have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, which replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also requires the capitalization of in-process research and development at fair value and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for the Company beginning October 1, 2009 and will apply prospectively to business combinations completed on or after that date. The impact of SFAS No. 141R will depend on the nature of acquisitions completed after adoption.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in net income and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in net income. SFAS No. 160 is effective for us beginning October 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. The Company believes the adoption of SFAS No. 160 will not have a material impact on its financial statements.

Note 5 — Notes Payable

CAMHZN Master LDC

On November 28, 2007, the Company sold a $500,000 12% convertible secured promissory note, amended on May 22, 2008 to mature on September 29, 2008, to CAMHZN Master LDC (“CAMHZN”) for net proceeds of $465,000. On January 12, 2009, the Company entered into an amended loan agreement with CAMHZN whereby, effective December 31, 2008, CAMHZN has agreed to forbear from exercising any remedies available under its loan documents or applicable law for a period ending on March 29, 2009. In exchange for the forbearance, the Company agreed to pay a fee of $567,000 which will be added to the principal balance of the loan and will be payable in cash or stock at the Company’s discretion.

Aspen Technologies

In July 2008, the Company entered into an agreement with Aspen Technologies (“Aspen”), a vendor of the Company, whereby the accounts payable balances owing to Aspen would be converted to a note payable up to a maximum of $100,000. Under the terms of the note payable, the Company would pay Aspen eight equal payments of $12,500 per month beginning in August 2008 until the outstanding principal balance was paid. In payment of interest on the note, the Company issued five year warrants to purchase 300,000 shares of the Company’s stock at $0.03 per share. As of December 31, 2008, the principal balance was $89,200 and no payments have been made.

Related Party Notes

In September 2008, the Company entered into a note agreement with Summit Trading Limited. Under the agreement, the Company borrowed $15,000 at no interest with a maturity date of October 2, 2008. As of December 31, 2008, the principal balance of the note remained unpaid. The principal balance is included in notes payable, related parties on the Company’s consolidated balance sheet at December 31, 2008.

On August 29, 2008, the Company entered into a note agreement with President and Chief Executive Officer, Dr. Gerard C. D’Couto. Under the agreement, as amended, the Company borrowed $30,000 with interest at 10% compounded monthly and a maturity date of March 29, 2009. As of December 31, 2008 the remaining note balance was $2,417. The principal balance is included in notes payable, related parties on the Company’s consolidated balance sheet at December 31, 2008.

Note 6. Series A Preferred Stock

On June 27, 2008, the Company’s Board of Directors approved financing through a Series A Preferred Stock Purchase Agreement pursuant to which it agreed to issue a minimum of 7,500,000 shares of Series A Preferred Stock at a purchase price of $0.04 per share, or a minimum of $300,000 in the aggregate to investors in the Company’s Series A Preferred Stock. The holders of Series A Preferred Stock will be entitled to payment of dividends, when, as and if declared by the Company’s Board of Directors, in preference to the holders of common stock. Holders of Series A Preferred Stock are also entitled to a liquidation preference of $0.04 per share in the event of the Company’s liquidation, dissolution or winding up. At the discretion of the Company’s Board of Directors, each share of Series A Preferred Stock may be converted into 26.67 shares of common stock. Except as required by law, the Series A Preferred Stock has no voting rights. The issuance of this Series A Preferred Stock will significantly dilute the interests of the Company’s existing shareholders if it is converted to common stock. Upon conversion, the Series A Preferred stockholders subscribed to date currently would own over 73% of the Company’s outstanding shares.

During the three months ended December 31, 2008, the Company issued approximately 2,941,000 shares of the Series A Preferred Stock with gross proceeds received of approximately $118,000.

As of February 12, 2009, the Company has issued 23,532,600 shares of Series A Preferred and received proceeds, including the note payable conversion, net of financing costs of approximately $802,000.

Note 7 - Contingencies

The Company has included  $314,000 as a liability in its consolidated financial statements for the three months ended December 31, 2008 pertaining to severance obligations and related costs related to the Company’s former Chairman, President and Chief Executive Officer, Paul Abramowitz who resigned as President and CEO in January 2008 and as a director in April 2008. This amount is included in accounts payable at December 31, 2008, however, the Company contests that any payment is due under its agreements with Mr. Abramowitz and, if successful, will have minimal or no liability for such amounts.

The Company's former securities counsel claims it is owed $200,000 for legal fees. The Company believes that there is an agreement in place to cap these fees at $60,000 which h is included in accounts payable on the Company’s balance sheet. No formal legal action has been taken in this matter.

Note 8. Related Party Transactions

See Note 5 regarding related party note agreements with the Company.

As of December 31, 2008, the Company owed Gerard C. D’Couto, the Company’s President and Chief Executive Officer, deferred wages in the amount of $79,198.

Note 9 - Subsequent Events

SolCool One, LLC Acquisition

On November 26, 2008, the Company entered into an agreement and plan of merger (the “Merger Agreement”) with SolCool, Neah Power Acquisition Corp., a wholly-owned subsidiary of Neah Power (“Merger Sub”), and Mark Walsh, Manager and founder of SolCool, pursuant to which the Merger Sub will be merged into SolCool (the “Merger”).

Under the terms of the Merger Agreement, the Company will issue $500,000 of Series B Preferred Stock, or 100,000 shares of Series B preferred stock, which shares are convertible two years after the date of the Merger Agreement into shares of the Company’s common stock at a conversion price equal to the average of the closing bid and asked prices of Buyer’s shares of common stock for four days prior to the date of the Merger Agreement. The shares of Series B preferred stock will be held in escrow to ensure payment of SolCool’s indemnification obligations under the Merger Agreement. All of the stockholders of SolCool are accredited investors as such term is defined in Rule 501 of the Securities Act of 1933, as amended (the “Securities Act”), and the 100,000 shares of the Company’s Series B preferred stock will be issued pursuant to the exemption from registration under Rule 506 of Regulation D of the Securities Act.

The Merger Agreement also provides that the Company will invest up to $500,000 in SolCool to meet shipping commitments and cover operating costs, including payments of salaries and other overhead items, of SolCool. In addition, prior to completing the Merger five of SolCool’s principals and consultants must enter into employment agreements with SolCool and SolCool must satisfy other customary closing conditions relating to the delivery of closing certificates as to representations and warranties and the delivery of any required consents or government approvals.

On February 5, 2009, the Company received notice of cancellation from SolCool pertaining to the merger agreement due to a failure to fund the transaction in a timely manner. On February 12, 2009, SolCool rescinded its notice of cancellation upon payment by the Company of $9,000. The Company is continuing in its efforts procure funding and to accomplish the Merger.

Series A Preferred Stock

As discussed in Note 6, on June 27, 2008, the Company entered into a Series A Preferred Stock Purchase Agreement pursuant to which the Company agreed to issue a minimum of 7,500,000 shares of Series A Preferred Stock at a purchase price of $0.04 per share, or a minimum of $300,000 in the aggregate. As of February 12, 2009, the Company has issued 23,532,600 Series A Preferred shares and received proceeds net of financing costs of approximately $802,000 of which $15,000 was received in the second quarter of the Company’s 2009 fiscal year.

Securities Purchase Agreement

On February 12, 2009, the Company entered into a Securities Purchase Agreement with Agile Opportunity Fund, LLC (“Agile”) and Capitoline Advisors Inc. (“Capitoline”, and together with “Agile”, the “Investors”) under which the Company received funds through the issuance of Original Issue Discount Term Convertible Notes in two tranches, (i) the first tranche in the aggregate face amount of $262,500 for an aggregate purchase price of $225,000 with a maturity date of August 12, 2009 and prepaid interest at the rate of 18% per annum in the amount of $23,625 (the “Initial Closing”) and (ii) at each Investor’s discretion, on or before February 27, 2009, Original Issue Discount Term Promissory Notes in the maximum aggregate face amounts of $787,500 for a maximum aggregate purchase price of $675,000 each totaling $1,050,000 in the aggregate, such Notes to mature on August 12, 2009 together with interest on the face amount of the Notes at a rate equal to 18% to be paid in advance at the time of purchase of the Notes (the “Subsequent Closing”). The Notes are convertible at a conversion price of $0.10 per share, subject to standard adjustments. The Notes are subject to mandatory redemption in the event the Company enters into a going private transaction or the Company is sold. The Notes are secured by all assets of the Company and upon conversion have certain piggyback registration rights. The Notes are more fully described in the exhibits attached to the Company’s Form 10-KSB for the fiscal year ended September 30, 2008 and which are incorporated herein by reference.

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

Item 2. Management’s Discussion and Analysis

This quarterly report on Form 10-Q contains a number of “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Specifically, all statements other than statements of historical facts included in this quarterly report regarding our financial position, business strategy and plans and objectives of management for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of management, as well as assumptions made by and information currently available to management. When used in this quarterly report, the words “anticipate,” “believe,” “estimate,” “expect,” “may,” “will,” “continue” and “intend,” and words or phrases of similar import, as they relate to our financial position, business strategy and plans, or objectives of management, are intended to identify forward-looking statements. These statements reflect our current view with respect to future events and are subject to risks, uncertainties and assumptions related to various factors.

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

Recent Developments

We recently announced that on November 26, 2008 we entered into an agreement and plan of merger with SolCool One, LLC ("SolCool"), a leader in the solar air conditioning industry. SolCool specializes in supplying solar air conditioning systems and has a recognized distribution and support network in various regions throughout the world along with an established manufacturing relationship. SolCool has a strong distribution network that could also be used to sell our products. Additional synergies could include adding a fuel cell to the solar air conditioning systems in order to extend the off-the-grid duration of the product. A solar panel/lithium-ion/fuel cell integrated system could also be developed for use as power supply for off-the-grid applications or as a back up power supply. On February 5, 2009, we received notice of cancellation from the merger agreement due to a failure to fund the transaction in a timely manner. On February 12, 2009, SolCool rescinded its notice of cancellation upon our payment of $9,000. We are continuing in its efforts procure funding and to accomplish the merger.

Overview

We have limited capital resources. Our auditor’s report for our financial statements as at and for the year ended September 30, 2008 contains a “going concern” modification indicating that our ability to continue as a going concern is substantially in doubt. We must, therefore, raise sufficient capital to fund our overhead burden and our continuing research and development efforts going forward. The current cash balance, proceeds from our bridge funding, and certain expected expense reimbursement from grant funding from the ONR are estimated to support our operations through approximately May 2009. The failure to obtain the necessary working capital would have a material adverse effect on our development program and business prospects and, depending upon the shortfall, we may have to curtail or cease our operations.

Results of Operations -

Three Months Ended December 31, 2008 As Compared To The Three Months Ended December 31, 2007

Total revenues increased from approximately $223,000 to $511,000 for the three months ended December 31, 2007 and 2008, respectively, an increase of approximately $288,000 million, or 129%. The additional revenue was primarily due to additional revenue from our contract with the Office of Naval Research which was primarily for expense reimbursement.

Research and development costs (“R&D”) decreased from approximately $952,000 to $498,000 for the three months ended December 31, 2007 and 2008, respectively, a decrease of approximately $454,000, or 48%. Due to the streamlining of operations and reductions in head count, salaries expenses decreased by $162,000, to $354,000 from $516,000 recorded in the prior year’s three month comparable period. In addition, R&D project and laboratory expenses, including direct expenditures relating to the ONR contract, decreased by $61,000, to $79,000 from $140,000. Also, stock compensation expense decreased by $90,000, to $1,000 from $91,000 recorded in the prior year’s three month comparable period due to the reduced number of shares or options granted to R&D personnel during the quarter. Facilities expenses decreased by $73,000, to $55,000 from $128,000 recorded in the prior year’s three month comparable period primarily due to a decrease in leased office space. Depreciation expense decreased by $67,000, to $7,000 from $74,000 recorded in the prior year’s three month comparable period due to laboratory assets reaching the end of their accounting useful lives.

General and Administrative expenses (“G&A”) decreased from approximately $783,000 to $313,000 for the three months ended December 31, 2007 and 2008, respectively, a decrease of approximately $470,000, or 48%. Due to the reductions in G&A staff, salaries expenses decreased by $96,000, to $113,000 from $209,000 recorded in the prior year’s three month comparable period. Also, stock compensation expense decreased by $199,000, to $15,000 from $213,000 recorded in the prior year’s three month comparable period due to the reduced number of shares or options granted to G&A personnel during the quarter. We also recorded to expense $98,000 in deferred Board of Director’s compensation in the three months ended December 31, 2008 as compared to no expense charged in the prior year’s comparable period. Professional services expenses decreased by $218,000, to $69,000 from $287,000 recorded in the prior year’s three month comparable period primarily due to reductions in technical consulting, legal, and accounting services.

Interest expense, net for the three months ended December 31, 2008, was $585,000 as compared to $284,000 in the prior year’s comparable quarter, an increase of $301,000. This increase is primarily due to the $567,000 in fees pertaining to the CAMHZN forbearance agreement recorded as interest expense in the three months ended December 31, 2008. This was offset by $284,000 in financing costs and interest recorded in the prior year’s three month comparable period pertaining to loan financings executed during that period.

Liquidity and Capital Resources

Our consolidated financial statements are prepared consistent with accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have an accumulated deficit as of December 31, 2008 in the amount of approximately $42,644,000 and negative working capital of approximately $3,283,000. For the three months ended December 31, 2008, we had negative cash flow from operating activities in the amount of approximately $132,000. We have limited capital resources and we have sustained substantial losses which raises substantial doubt about our ability to continue as a going concern. We must, therefore, raise sufficient capital to fund our overhead burden and our continuing research and development efforts going forward.

We have relied primarily on sales of securities and proceeds from borrowings for operating capital. During the three months ended December 31, 2008, we have received approximately $118,000 from a private placement funding for our Series A Preferred Stock [see Note 6]. During the period January 1 through February 12, 2009, we have received $15,000 from the funding.

During the three months ended December 31, 2008, we also received payments of approximately $500,000 from the Office of Naval Research (“ONR”) pursuant to the terms of a grant providing expense reimbursement for continuing research and development having to do with certain technology.

On February 12, 2009, we entered into a Securities Purchase Agreement with Agile Opportunity Fund, LLC and Capitoline Advisors Inc. under which we received funds in the first of two tranches through the issuance of Original Issue Discount Term Convertible Notes secured by all of our assets. We received the first tranche on February 12, 2009 in the net amount of approximately $162,000. We expect to receive the second tranche on or before February 27, 2009, for total cash received from the two tranches in the amount of $787,500. The notes are convertible at $.10 per share and are more fully described in the exhibits attached to our Form 10-KSB for the fiscal year ended September 30, 2008 and which are incorporated herein by reference.

The current cash balance, proceeds from the bridge funding, and certain expected expense reimbursement from grant funding from the ONR are estimated to support our operations through approximately May 2009. To meet cash needs from that point forward, we are currently seeking financing from the sale of debt or equity instruments to current investors and potential strategic investors. There is no assurance that we will be successful in raising this capital on a timely basis, if at all. The failure to obtain the necessary working capital would have a material adverse effect on our development program and business prospects and, depending upon the shortfall, we may have to curtail or cease our operations.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we have to curtail operations or be unable to continue in existence.

Critical Accounting Policies

Share-Based Payments

Effective January 1, 2006, the we adopted SFAS No. 123R “Share Based Payment”. This statement is a revision of SFAS Statement No. 123, and supersedes APB Opinion No. 25, and its related implementation guidance. SFAS 123R addresses all forms of share based payment (“SBP”) awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards will result in a charge to operations that will be measured at fair value on the awards grant date, based on the estimated number of awards expected to vest over the service period. Compensation cost for awards that vest will not be reversed if the awards expire without being exercised. We estimate the fair value of each stock option grant by using the Black-Scholes option pricing model.

Recently Issued Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133, which requires additional disclosures about the objectives of derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS No. 161 is effective for us beginning January 1, 2009. We believe the adoption of SFAS No. 161 will not have a material impact on our financial statements.

In February 2008, the FASB issued FASB Staff Position 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 to October 1, 2009 for us, for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We believe the adoption of the delayed items of SFAS No. 157 will not have a material impact on our financial statements.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, which replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also requires the capitalization of in-process research and development at fair value and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for us beginning October 1, 2009 and will apply prospectively to business combinations completed on or after that date. The impact of SFAS No. 141R will depend on the nature of acquisitions completed after adoption.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in net income and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in net income. SFAS No. 160 is effective for us beginning October 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. We believe the adoption of SFAS No. 160 will not have a material impact on our financial statements.

Item 4T. Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2008. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions to be made regarding required disclosure. It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), have concluded that, subject to the inherent limitations noted in this Part II, Item 8A, as of December 31, 2008, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal control over financial reporting, as discussed below.

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

The management of Neah Power Systems, Inc. assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, and this assessment identified the following material weaknesses in the Company’s internal control over financial reporting.

•	Inadequate or ineffective policies for documenting transactions;

•	Inadequate or ineffective design of policies and execution of processes related to accounting for transactions; and

•	Inadequate or ineffective internal control environment related to segregation of duties.

In making the assessment of internal controls over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Because of the material weakness described in the preceding paragraph, management believes that, as of December 31, 2008, the Company’s internal control over financial reporting was not effective based on those criteria.

The Company has established several internal controls that management believes has materially affected internal controls over financial reporting and intends to design and implement further policies and procedures to remediate the material weaknesses in the Company’s internal control over financial reporting.

This quarterly report on Form 10-Q does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in internal control over financial reporting

There has been no additional changes in our internal control over financial reporting during the current quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

It is our intention to continue our efforts to design, install, and test internal and disclosure controls so that we will be in full compliance with applicable rules pursuant to section 404 of the Sarbanes Oxley Act of 2002.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following unregistered equity securities have been issued during the three months ended December 31, 2008, the proceeds from which were used for general operating purposes.

Series A Preferred Stock
Period	Total Number of Shares Issued	Average Price Paid per Share
Month #1
(October 2008)	675,000	$0.040
Month #2
(November 2008)	1,515,500	$0.040
Month #3
(December 2008)	750,000	$0.040
	2,940,500	$0.040

Common Stock
Period	Total Number of Shares Issued	Average Price Paid per Share
Month #2
(November 2008)	3,125,000	$0.002
Month #3
(December 2008)	6,666,667	$0.003
	9,791,667	$0.003

Except as otherwise noted, the securities described in this Item were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and/or Regulation D promulgated under the Securities Act. Each such issuance was made pursuant to individual contracts that are discrete from one another and are made only with persons who were sophisticated in such transactions and who had knowledge of and access to sufficient information about the Company to make an informed investment decision. Among this information was the fact that the securities were restricted securities.

Item 6. Exhibits.

The exhibits required by this item are set forth in the Exhibit Index attached hereto.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEAH POWER SYSTEMS, INC.

Dated: February 19, 2009	By:	/s/ GERARD C. D’COUTO
Gerard C. D’Couto
President and Chief Executive Officer
(Principal Executive Officer)

Dated: February 19, 2009	By:	/s/ STEPHEN WILSON
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