Form 10-K/A
period 2008-09-30
NEAH POWER SYSTEMS, INC.
filed 2009-04-07
CIK 1162816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

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

Check whether issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes ☒           No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐            No ☒

State issuer’s revenues for its most recent fiscal year: $ 1,395,729

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $873,368.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 275,082,608 shares of common stock outstanding as of February 5, 2009.

Transitional Small Business Disclosure Format (Check one): Yes ☐            No ☒

2

Explanatory Note

On February 13, 2009 Neah Power filed its annual report on Form 10-KSB.  Effective March 15, 2009, Form 10-KSB was eliminated and the Securities and  Exchange Commission’s EDGAR system will no longer accept filings on that form.  Neah Power is filing this amendment to Form 10-KSB for the fiscal year ended September 30, 2009 as an amendment on Form 10-K to change on the cover page of what was previously Form 10-KSB the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date, February 5, 2009, from 220,582,608 shares of common stock to 275,082,608 shares of common stock outstanding as of February 5, 2009 since it inadvertently excluded certain shares of its common stock that were issued and outstanding as of that date.  All Items of Neah Power’s Form 10-KSB are unchanged and are restated in this Form 10-K/A.

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

On February 12, 2009, we entered into a Securities Purchase Agreement with Agile Opportunity Fund, LLC and Capitoline Advisors Inc. under which we received funds in the first of two tranches through the issuance of Original Issue Discount Term Convertible Notes secured by all assets of the Company. We received the first tranche on February 12, 2009 in the net amount of approximately $162,000. We expect to receive the second tranche of up to $1,020,000 in the aggregate on or before February 27, 2009. The notes are convertible at $.10 per share and are more fully described in the exhibits attached to this Form 10-K which are incorporated herein by reference.

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

On February 12, 2009, the Company entered into a Securities Purchase Agreement with Agile Opportunity Fund, LLC and Capitoline Advisors Inc. under which it received funds in the first of two tranches through the issuance of Original Issue Discount Term Convertible Notes secured by all assets of the Company. The Company received the first tranche on February 12, 2009 in the net amount of approximately $162,000. The Company expects to receive the second tranche of up to $1,020,000 in the aggregate on or before February 27, 2009. The notes are convertible at $.10 per share and are more fully described in the exhibits attached to this Form 10-K which are incorporated herein by reference.

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

Securities Purchase Agreement

On February 12, 2009, the Company entered into a Securities Purchase Agreement with Agile Opportunity Fund, LLC (“Agile”) and Capitoline Advisors Inc. (“Capitoline”, and together with “Agile”, the “Investors”) under which the Company received funds through the issuance of Original Issue Discount Term Convertible Notes in two tranches, (i) the first tranche in the aggregate face amount of $262,500 for an aggregate purchase price of $225,000 with a maturity date of August 12, 2009 and prepaid interest at the rate of 18% per annum in the amount of $23,625 (the “Initial Closing”) and (ii) at each Investor’s discretion, on or before February 27, 2009, Original Issue Discount Term Promissory Notes in the maximum aggregate face amounts of $787,500 for a maximum aggregate purchase price of $675,000 each totaling $1,020,000 in the aggregate, such Notes to mature on August 12, 2009 together with interest on the face amount of the Notes at a rate equal to 18% to be paid in advance at the time of purchase of the Notes (the “Subsequent Closing”). The Notes are convertible at a conversion price of $0.10 per share, subject to standard adjustments. The Notes are subject to mandatory redemption in the event the Company enters into a going private transaction or the Company is sold. The Notes are secured by all assets of the Company and upon conversion have certain piggyback registration rights. The Notes are more fully described in the exhibits attached to this Form 10-K which are incorporated herein by reference.

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

This annual report on Form 10-K does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by its duly authorized representatives.

Dated: February 13, 2009	NEAH POWER SYSTEMS, INC.
	By:	/s/ GERARD C. D’OUTO
Gerard C. D’Couto President and Chief Executive Officer

In accordance with the Securities and Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

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