Form 10-Q/A
period 2008-12-31
NEAH POWER SYSTEMS, INC.
filed 2009-04-07
CIK 1162816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________

FORM 10-Q/A
(Amendment No. 1)
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

Large accelerated filer Accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 12, 2009

Common Stock, $0.001 par value	284,874,275

NEAH POWER SYSTEMS, INC.

TABLE OF CONTENTS

PAGE

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements	1

Condensed Consolidated Balance Sheets - December 31, 2008 and September 30, 2007	1

Condensed Consolidated Statements of Operations for the three months ended December 31, 2008 and 2007	2

Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2008 and 2007	3

Notes to Condensed Consolidated Financial Statements	4-8

Item 2. Management’s Discussion and Analysis or Plan of Operation	9-12

Item 4T. Controls and Procedures	12-13

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 6. Exhibits	14

Signatures	15

Explanatory Note

On February 20, 2009 Neah Power filed its Quarterly Report on Form 10-Q for the quarter ended December 31, 2009.  Neah Power is filing this amendment to this Quarterly Report for the quarter ended December 31, 2009 to change the number of shares of its common stock outstanding as of February 12, 2009 from 230,374,275 to 284,874,275 since it inadvertently excluded certain shares of its common stock that were issued and outstanding as of that date.

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

Recent Developments

The Company recently announced that on November 26, 2008 the Company entered into an agreement and plan of merger with SolCool One, LLC ("SolCool"), a leader in the solar air conditioning industry. SolCool specializes in supplying solar air conditioning systems and has a recognized distribution and support network in various regions throughout the world along with an established manufacturing relationship. SolCool has a strong distribution network that could also be used to sell the Neah’s products. Additional synergies could include adding a fuel cell to the solar air conditioning systems in order to extend the off-the-grid duration of the product. A solar panel/lithium-ion/fuel cell integrated system could also be developed for use as power supply for off-the-grid applications or as a back up power supply. On February 5, 2009, the Company received notice of cancellation from the merger agreement due to a failure to fund the transaction in a timely manner. On February 12, 2009, Solcool rescinded its notice of cancellation upon payment by the Company of $9,000. The Company is continuing in its efforts procure funding and to accomplish the merger.

Note 2 — Going Concern

The Company’s consolidated financial statements are prepared consistent with accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an accumulated deficit as of December 31, 2008 in the amount of approximately $42,644,000 and negative working capital of approximately $3,219,000. For the three months ended December 31, 2008, the Company had negative cash flow from operating activities in the amount of approximately $132,000. The Company has limited capital resources and the Company has sustained substantial losses which raises substantial doubt about its ability to continue as a going concern. The Company must, therefore, raise sufficient capital to fund its overhead burden and its continuing research and development efforts going forward.

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

On February 12, 2009, the Company entered into a Securities Purchase Agreement with Agile Opportunity Fund, LLC and Capitoline Advisors Inc. under which it received funds in the first of two tranches through the issuance of Original Issue Discount Term Convertible Notes secured by all assets of the Company. The Company received the first tranche on February 12, 2009 in the net amount of approximately $162,000. The Company expects to receive the second tranche of up to $1,020,000 in the aggregate on or before February 27, 2009. The notes are convertible at $.10 per share and are more fully described in the exhibits attached to the Company’s Form 10-KSB for the fiscal year ended September 30 2008 and which are incorporated herein by reference.

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

 Note 3 — Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its majority-owned subsidiaries. All material intercompany balances and transactions have been eliminated. The interim financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year. The Condensed Consolidated Financial Statements as of and for the three months ending December 31, 2008 have been derived from the unaudited financial statements at that date. However, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying financial statements should be read in conjunction with the audited Consolidated Financial Statements for the year ended September 30, 2008, included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on February 13, 2009.

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

In February 2008, the FASB issued FASB Staff Position 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 to July 1, 2009 for the Company, for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company believes the adoption of the delayed items of SFAS No. 157 will not have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, which replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also requires the capitalization of in-process research and development at fair value and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for the Company beginning July 1, 2009 and will apply prospectively to business combinations completed on or after that date. The impact of SFAS No. 141R will depend on the nature of acquisitions completed after adoption.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in net income and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in net income. SFAS No. 160 is effective for us beginning July 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. The Company believes the adoption of SFAS No. 160 will not have a material impact on its financial statements.

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

Aspen Technologies

In July 2008, the Company entered into an agreement with Aspen Technologies (“Aspen”), a vendor of the Company, whereby the accounts payable balances owing and Aspen would be converted to a note payable up to a maximum of $100,000. Under the terms of the note payable, the Company would pay Aspen eight equal payments of $12,500 per month beginning in August 2008 until the outstanding principal balance was paid. In payment of interest on the note, the Company issued five year warrants to purchase 300,000 shares of the Company’s stock at $0.03 per share. As of December 31, 2008, the principal balance was $89,200 and no payments have been made.

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

On August 29, 2008, the Company entered into a note agreement with President and Chief Executive Officer, Dr. Gerard C. D’Couto. Under the agreement, as amended, the Company borrowed $30,000 with interest at 10% compounded monthly and a maturity date of March 29, 2009. As of December 31, 2008 the remaining note balance was $2,416. The principal balance is included in notes payable, related parties on the Company’s consolidated balance sheet at December 31, 2008.

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

See Note 5 regarding deferred salary for Gerard C. D’Couto, the Company’s President and Chief Executive Officer.

Note 9 - Subsequent Events

Solcool One, LLC Acquisition

On November 26, 2008, the Company entered into an agreement and plan of merger (the “Merger Agreement”) with SolCool, Neah Power Acquisition Corp., a wholly-owned subsidiary of Neah Power (“Merger Sub”), and Mark Walsh, Manager and founder of SolCool, pursuant to which the Merger Sub will be merged into SolCool (the “Merger”).

Under the terms of the Merger Agreement, the Company will issue $500,000 of Series B Preferred Stock, or 100,000 shares of Series B preferred stock, which shares are convertible two years after the date of the Merger Agreement into shares of the Company’s common stock at a conversion price equal to the average of the closing bid and asked prices of Buyer’s shares of common stock for four days prior to the date of the Merger Agreement. The shares of Series B preferred stock will be held in escrow to ensure payment of SolCool’s indemnification obligations under the Merger Agreement. All of the stockholders of SolCool are accredited investors as such term is defined in Rule 501 of the Securities Act of 1933, as amended (the “Securities Act”), and the 100,000 shares of the Neah Power Series B preferred stock will be issued pursuant to the exemption from registration under Rule 506 of Regulation D of the Securities Act.

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

On February 5, 2009, the Company received notice of cancellation from Solool pertaining to the merger agreement due to a failure to fund the transaction in a timely manner. On February 12, 2009, Solcool rescinded its notice of cancellation upon payment by the Company of $9,000. The Company is continuing in its efforts procure funding and to accomplish the merger.

Series A Preferred Stock

As discussed in Note 7, on June 27, 2008, the Company entered into a Series A Preferred Stock Purchase Agreement pursuant to which the Company agreed to issue a minimum of 7,500,000 shares of Series A Preferred Stock at a purchase price of $0.04 per share, or a minimum of $300,000 in the aggregate. As of February 12, 2009, the Company has issued 23,532,600 Series A Preferred shares and received proceeds net of financing costs of approximately $802,000 of which $15,000 was received in the second quarter of its fiscal year.

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

Recent Developments

We recently announced that on November 26, 2008 we entered into an agreement and plan of merger with SolCool One, LLC ("SolCool"), a leader in the solar air conditioning industry. SolCool specializes in supplying solar air conditioning systems and has a recognized distribution and support network in various regions throughout the world along with an established manufacturing relationship. SolCool has a strong distribution network that could also be used to sell Neah’s products. Additional synergies could include adding a fuel cell to the solar air conditioning systems in order to extend the off-the-grid duration of the product. A solar panel/lithium-ion/fuel cell integrated system could also be developed for use as power supply for off-the-grid applications or as a back up power supply. On February 5, 2009, we received notice of cancellation from the merger agreement due to a failure to fund the transaction in a timely manner. On February 12, 2009, Solcool rescinded its notice of cancellation upon our payment of $9,000. We are continuing in its efforts procure funding and to accomplish the merger.

Overview

We have limited capital resources. Our auditor’s report for our financial statements as at and for the year ended September 30, 2008 contains a “going concern” qualification indicating that our ability to continue as a going concern is substantially in doubt. We must, therefore, raise sufficient capital to fund our overhead burden and our continuing research and development efforts going forward. [NEED TO INDICATE WHEN FUNDS NEEDED]

Results of Operations -

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

Research and development costs (“R&D”) decreased from approximately $952,000 to $498,000 for the three months ended December 31, 2007 and 2008, respectively, a decrease of approximately $454,000, or 48%. Due to the streamlining of operations and reductions in head count, salaries expenses decreased by $162,000, to $354,000 from $516,000 recorded in the prior year’s three month comparable period. In addition, R&D project and laboratory expenses, including direct expenditures relating to the ONR contract, decreased by $61,000, to $79,000 from $140,000. Also, stock compensation expense decreased by $90,000, to $1,000 from $91,000 recorded in the prior year’s three month comparable period due to the reduced number of shares or options granted to R&D personnel during the quarter. Facilities expenses decreased by $73,000, to $55,000 from $128,000 recorded in the prior year’s three month comparable period primarily due to a decrease in leased office space. Depreciation expense decreased by $66,000, to $7,000 from $74,000 recorded in the prior year’s three month comparable period due to laboratory assets reaching the end of their accounting useful lives.

General and Administrative expenses (“G&A”) decreased from approximately $783,000 to $313,000 for the three months ended December 31, 2007 and 2008, respectively, a decrease of approximately $470,000, or 48%. Due to the reductions in G&A staff, salaries expenses decreased by $96,000, to $113,000 from $209,000 recorded in the prior year’s three month comparable period. Also, stock compensation expense decreased by $199,000, to $15,000 from $213,000 recorded in the prior year’s three month comparable period due to the reduced number of shares or options granted to G&A personnel during the quarter. We also recorded to expense $98,000 in deferred Board of Director’s compensation in the three months ended December 31, 2008 as compared to no expense charged in the prior year’s comparable period. Professional services expenses decreased by $217,000, to $69,000 from $287,000 recorded in the prior year’s three month comparable period primarily due to reductions in technical consulting, legal, and accounting services.

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

Liquidity and Capital Resources

Our consolidated financial statements are prepared consistent with accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have an accumulated deficit as of December 31, 2008 in the amount of approximately $42,644,000 and negative working capital of approximately $3,219,000. For the three months ended December 31, 2008, we had negative cash flow from operating activities in the amount of approximately $132,000. We have limited capital resources and we have sustained substantial losses which raises substantial doubt about our ability to continue as a going concern. We must, therefore, raise sufficient capital to fund our overhead burden and our continuing research and development efforts going forward.

We have relied primarily on sales of securities and proceeds from borrowings for operating capital. During the three months ended December 31, 2008, we have received approximately $118,000 from a private placement funding for our Series A Preferred Stock [see Note 7]. During the period January 1 through February 12, 2009, we have received $15,000 from the funding.

During the three months ended December 31, 2008, we also received payments of approximately $500,000 from the Office of Naval Research (“ONR”) pursuant to the terms of a grant providing expense reimbursement for continuing research and development having to do with certain technology.

On February 12, 2009, we entered into a Securities Purchase Agreement with Agile Opportunity Fund, LLC and Capitoline Advisors Inc. under which we received funds in the first of two tranches through the issuance of Original Issue Discount Term Convertible Notes secured by all of our assets. We received the first tranche on February 12, 2009 in the net amount of approximately $162,000. We expect to receive the second tranche of up to $1,020,000 in the aggregate on or before February 27, 2009. The notes are convertible at $.10 per share and are more fully described in the exhibits attached to our Form 10-KSB for the fiscal year ended September 30 2008 and which are incorporated herein by reference.

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

In February 2008, the FASB issued FASB Staff Position 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 to July 1, 2009 for us, for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We believe the adoption of the delayed items of SFAS No. 157 will not have a material impact on our financial statements.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, which replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also requires the capitalization of in-process research and development at fair value and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for us beginning July 1, 2009 and will apply prospectively to business combinations completed on or after that date. The impact of SFAS No. 141R will depend on the nature of acquisitions completed after adoption.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in net income and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in net income. SFAS No. 160 is effective for us beginning July 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. We believe the adoption of SFAS No. 160 will not have a material impact on our financial statements.

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