Form 10-Q
period 2009-03-31
NEAH POWER SYSTEMS, INC.
filed 2009-05-20
CIK 1162816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

Commission file number 000-49962
_______________________

NEAH POWER SYSTEMS, INC.
(Exact name of small business issuer as specified in its charter)
_______________________

Nevada	88-0418806
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

22118 20th Avenue SE, Suite 142

Bothell, Washington 98021
(Address of principal executive offices)

(425) 424-3324
(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
(the registrant is not yet required to submit Interactive Data)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer Accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 14, 2009

Common Stock, $0.001 par value	345,531,417

NEAH POWER SYSTEMS, INC.

TABLE OF CONTENTS

PAGE

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets - March 31, 2009 and September 30, 2008	1

Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2009 and 2008	2

Condensed Consolidated Statements of Cash Flows for the three and six months ended March 31, 2009 and 2008	3

Notes to Condensed Consolidated Financial Statements	4-7

Item 2. Management’s Discussion and Analysis or Plan of Operation	8-11

Item 4T. Controls and Procedures	11-12

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 6. Exhibits	13

Signatures	14

NEAH POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2009 and 2008

	March 31,	September 30,
	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$33,221	$59,661
Contract receivable	42,580	39,718
Short-term notes receivable	16,000
Deferred financing costs, net	211,834
Prepaid expenses and other current assets	90,630	43,847
Total current assets	394,265	143,226

Property and equipment, net	56,788	71,870

Total assets	$451,053	$215,096

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities
Accounts payable	$1,574,323	$1,669,068
Accrued expenses	380,939	218,138
Notes payable - related parties	17,417	45,000
Notes payable	1,298,675	589,201
Deferred revenue	189,500	189,500
Total current liabilities	3,460,854	2,710,907

Total liabilities	3,460,854	2,710,907

Commitments and contingencies

Stockholders' deficiency
Series A preferred stock, convertible $0.001 par value, $0.04 stated value, 25,000,000 shares authorized 23,532,600 and 20,217,100 shares issued and outstanding, respectively	23,533	20,217
Common stock, $0.001 par value, 500,000,000 shares authorized, 421,159,417 and 288,210,608 shares issued and 345,531,417 and 220,582,608 outstanding, respectively	345,531	220,583
Additional paid-in capital	39,749,662	39,023,090
Treasury shares, 3,753,000 common shares, at no cost
Accumulated deficit	(43,128,527)	(41,759,701)
Total stockholders' deficiency	(3,009,801)	(2,495,811)

Total liabilities and stockholders' deficiency	$451,053	$215,096

See Notes to Condensed Consolidated Financial Statements

NEAH POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months and Six Months Ended March 31, 2009 and 2008

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	March 31, 2009	March 31, 2008	March 31, 2009	March 31, 2008
Contract Revenues	$435,064	$494,010	$945,627	$716,541

Operating expenses
Research and development expense	426,900	907,563	924,532	1,857,463
General and administrative expense	254,028	1,160,256	566,669	2,128,850

Total operating expenses	680,928	2,067,819	1,491,201	3,986,313

Loss from operations	(245,864)	(1,573,809)	(545,574)	(3,269,772)

Other income (expense), net
Amortization of deferred financing costs	(51,166)	(171,429)	(51,166)	(253,572)
Interest expense, net	(187,544)	(511,149)	(772,086)	(529,764)

Net Loss	$(484,574)	$(2,256,387)	$(1,368,826)	$(4,053,108)

Basic and diluted loss per common share	$(0.00)	$(0.02)	$(0.01)	$(0.03)

Basic and diluted weighted average common shares outstanding	284,701,418	122,968,993	253,782,386	121,007,252

See Notes to Condensed Consolidated Financial Statements

NEAH POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months and Six Months Ended March 31, 2009 and 2008

	2009	2008

Cash flows from operating activities:
Net loss	$(1,368,826)	$(4,053,108)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	14,820	136,959
Amortization of deferred financing costs	51,166	253,572
Share-based payments included in operating expenses	66,646	598,966
Forbearance fees on note payable (not paid in cash during period)	567,000	-
Amortization of debt discount and recognition of beneficial conversion feature on convertible debt	19,475	133,514
Interest paid with common shares	108,571	625,000
(Gain)/Loss on disposal of assets	263	-
Changes in operating assets and liabilities		-
Contract Receivable	(2,862)	(54,974)
Prepaid expenses and other current assets	468	(53,104)
Accounts payable	(74,746)	557,153
Accrued Expenses	162,799	55,267
Net cash used by operating activities	(455,226)	(1,800,755)

Cash flows from investing activities:
Purchase of fixed assets	-	(14,480)
Issuance of notes receivable	(16,000)
Net cash used by investing activities	(16,000)	(14,480)

Cash flows from financing activities:
Net proceeds from notes payable	339,750	1,000,000
Proceeds from warrant exercises	-	126,181
Proceeds from Series A Funding	132,620	-
Principal payments on notes payable	(27,584)	-
Other	-	1,443
Net cash provided by financing activities	444,786	1,127,624

Net change in cash and cash equivalents	(26,440)	(687,611)

Cash and cash equivalents, beginning of period	59,661	710,441

Cash and cash equivalents, end of period	$33,221	$22,830

Supplemental cash flow information

Cash paid for interest	$-	$331
Cash paid for income taxes	$-	$-

Noncash investing and financing activities
Increase to note payable due to forbearance fee	$567,000	$—
Payment of forbearance fee in common stock	$327,000	$—
Deferred financing costs paid with issuance of common stock	$200,000	$575,000
Settlement of accounts payable with issuance of stock	$20,000	$105,000
Partial conversion of EPD Note Payable to common stock	$—	$62,575

See Notes to Condensed Consolidated Financial Statements

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

Recent Developments

The Company recently announced that it had signed a technology license agreement with Hobie Cat Company to explore the use of Neah’s proprietary fuel cells to power their different boat products. We believe this solution would also be applicable for other underwater and limited – air applications.

Note 2 — Going Concern

The Company’s consolidated financial statements are prepared consistent with accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has $35,000 in unrestricted cash on hand as of May 18, 2009, an accumulated deficit as of March 31, 2009 in the amount of approximately $43,130,000 and negative working capital of approximately $3,067,000. For the six months ended March 31, 2009, the Company had negative cash flow from operating activities in the amount of approximately $455,000. The Company has limited capital resources and has sustained substantial losses which raises substantial doubt about its ability to continue as a going concern. The Company must, therefore, raise sufficient capital to fund its overhead burden and its continuing research and development efforts going forward.

The Company has relied primarily on sales of securities and proceeds from borrowings for operating capital. During the six months ended March 31, 2009, the Company has received approximately $133,000 from a private placement funding for its Series A Preferred Stock [see Note 6].

During the six months ended March 31, 2009, the Company also received payments of approximately $943,000 from the Office of Naval Research (“ONR”) pursuant to the terms of a grant providing expense reimbursement for continuing research and development having to do with certain technology.

On February 12, 2009, the Company entered into a Securities Purchase Agreement with Agile Opportunity Fund, LLC (“Agile”) under which it was to receive funds through the issuance of Original Issue Discount Term Convertible Notes secured by all assets of the Company. On February 12, 2009, the Company received funds in the net amount of approximately $162,000 from Agile in the first of two tranches. The Company received a second tranche from Agile in the net amount of approximately $177,000 on March 4, 2009. The notes are convertible at $0.10 per share. See Note 5 further information on these notes. On February 12, 2009, the Company entered into a Securities Purchase Agreement with Capitoline Advisors Inc. (“Capitoline” under the same general terms as the Agile agreements with tranches to be received, at the Investor’s discretion, on or before February 27, 2009. As of the date of this report, the Company has not received the funds under this agreement, and is still working with Capitoline. This delay in funding has impacted the Company greatly including the reduction in staff salaries and the institution of significant furloughs in order to conserve cash. The Company has also altered its business plan, including the viability and timing of its agreement and plan of merger with Solcool One LLC. The Company will have to cease operations if it fails to receive financing before the end of May, 2009.

The Company’s current cash balance, proceeds from the bridge funding, and certain expected expense reimbursement from grant funding from the ONR are estimated to support the Company’s operations through approximately May 2009. To meet cash needs from that point forward, the Company is currently seeking financing from the sale of debt or equity instruments to current investors and potential strategic investors. There is no assurance that the Company will be successful in raising this capital on a timely basis, if at all. The failure to obtain the necessary working capital would have a material adverse effect on the development program and business prospects and, depending upon the shortfall, the Company may have to curtail or cease its operations.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company have to curtail operations or be unable to continue in existence.

 Note 3 — Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its majority-owned subsidiaries. All material intercompany balances and transactions have been eliminated. The interim financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year. The Condensed Consolidated Financial Statements as of and for the six months ending March 31, 2009 have been derived from the unaudited financial statements at that date. However, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying financial statements should be read in conjunction with the audited Consolidated Financial Statements for the year ended September 30, 2008, included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on February 13, 2009.

 Note 4 — Summary of Significant Accounting Policies

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation. There has been no impact on previously reported net loss or shareholders’ deficiency.

Share-Based Payments

The Company has share-based compensation plans under which employees and non-employee directors may be granted restricted stock, as well as options to purchase shares of Company common stock at the fair market value at the time of grant. Stock-based compensation cost is measured by the Company at the grant date, based on the fair value of the award, over the requisite service period. For options and warrants issued to employees, the Company recognizes stock compensation costs utilizing the fair value methodology prescribed in Statement of Financial Accounting Standards 123 (“SFAS 123(R)”) (revised 2004), Share Based Payment, over the related period of benefit.  Grants of stock options and grants of stock purchase warrants to non-employees and other parties are accounted for in accordance with the Financial Accounting Standards Board's Emerging Issue Task Force Abstract, EITF 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services ("EITF 96-18") and SFAS 123(R).

In August 2008, the Company amended its Long Term Incentive Compensation Plan and added an Employee Stock Purchase Plan (“the Plans”). During the six months ended March 31, 2009, there were no stock options or common shares issued under the Plans.

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

Basic weighted average common shares outstanding, and the potentially dilutive securities excluded from loss per share computations because they are antidilutive, are as follows for the three and six months ended March 31, 2009 and March 31, 2008:

	Three Months Ended March 31,		Six months Ended March 31,
	2009	2008	2009	2008
Basic and diluted weighted average common Shares outstanding	284,701,418	122,968,993	253,782,386	121,007,252
Potentially dilutive securities excluded from loss per share computations:				—
Convertible Series A Preferred Stock	627,614,442	0	627,614,442	0
Convertible debt	5,416,667	5,634,466	5,416,667	5,634,466
Common stock options	6,008,783	10,685,450	6,008,783	10,685,450
Common stock purchase warrants	15,462,451	19,867,453	15,462,451	19,867,453

Recent Accounting Pronouncements

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

In April 2009, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position (“FSP”) FAS 107-1 and Accounting Principles Board 28-1 Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1”). FSP 107-1 amends Statement of Financial Accounting Standards (“SFAS”) No. 107, Disclosures about Fair Value of Financial Instruments, to require an entity to provide disclosures about fair value of financial instruments in interim financial statements. FSP 107-1 is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009. The Company will adopt FSP 107-1 for the quarter ending June 30, 2009.

Note 5 — Notes Payable

Agile Opportunity Fund, LLC - On February 12, 2009 and on March 4, 2009, the Company entered into a Securities Purchase Agreement with Agile Opportunity Fund, LLC (“Agile”) under which the Company received funds through two tranches of issuance of Original Issue Discount Term Convertible Notes (“the Notes”) each in the aggregate face amount of $262,500 for an aggregate purchase price of $225,000 with a maturity date of August 12, 2009 and prepaid interest at the rate of 18% per annum in the amount of $23,625 for each tranche. The Notes are convertible at a conversion price of $0.10 per share, subject to standard adjustments. The Notes are subject to mandatory redemption in the event the Company enters into a going private transaction or the Company is sold. The Notes are secured by all assets of the Company and upon conversion have certain piggyback registration rights. In consideration for the notes, the Company also issued 50,000,000 common shares valued at $200,000. This has been recorded as deferred financing costs and is being amortized over the term of the loans. Under the terms of the agreement, the Company must issue 62,500,000 additional shares valued at $250,000 to be held by Agile until June 12 and either returned to the Company if the Notes are paid in full or released unconditionally to Agile as additional fees. These shares are shown as issued but not outstanding in the financial statements.

Capitoline Advisors, Inc. - On February 12, 2009, the Company entered into a Securities Purchase Agreement with Capitoline Advisors Inc. (“Capitoline”) under the same terms as the Agile agreements with tranches to be received, at the Investor’s discretion, on or before February 27, 2009. As of the date of this report, the Company has not received the funds under this agreement, and is still working with Capitoline.

CAMHZN Master LDC - On November 28, 2007, the Company sold a $500,000 12% convertible secured promissory note, amended on May 22, 2008 to mature on September 29, 2008, to CAMHZN Master LDC (“CAMHZN”) for net proceeds of $465,000. On January 12, 2009, the Company entered into an amended loan agreement with CAMHZN whereby, effective December 31, 2008, CAMHZN has agreed to forbear from exercising any remedies available under its loan documents or applicable law for a period ending on March 29, 2009. In exchange for the forbearance, the Company agreed to pay a fee of $567,000 which will be added to the principal balance of the loan and will be payable in cash or stock at the Company’s discretion. On February 2, 2009, the Company released to CAMHZN, in partial payment of the fee, 54,500,000 shares valued at $327,000. These shares were formerly held by CAMHZN as collateral shares under the amended note agreement. As of the date of this report, the principal balance of the note remains unpaid and the Company is in default under the terms of the note. The Company is negotiating with CAMHZN on further forbearance. However, there is no assurance that CAMHZN will grant further forbearance or refrain from taking actions against the Company available under the agreement.

Aspen Technologies - In July 2008, the Company entered into an agreement with Aspen Technologies (“Aspen”), a vendor of the Company, whereby the accounts payable balances owed to Aspen would be converted to a note payable up to a maximum of $100,000. Under the terms of the note payable, the Company would pay Aspen eight equal payments of $12,500 per month beginning in August 2008 until the outstanding principal balance was paid. In payment of interest on the note, the Company issued five year warrants to purchase 300,000 shares of the Company’s stock at $0.03 per share. As of March 31, 2009, the principal balance was $89,200. As of the date of this report, the note is in default and no payments have been made. The Company has no assurance that Aspen will refrain from taking actions against the Company under the terms of the note.

Related Party Notes

In September 2008, the Company entered into a note agreement with Summit Trading Limited. Under the agreement, the Company borrowed $15,000 at no interest with a maturity date of October 2, 2008. As of March 31, 2009, the principal balance of the note remained unpaid. The principal balance is included in notes payable, related parties on the Company’s condensed consolidated balance sheet at March 31, 2009.

On August 29, 2008, the Company entered into a note agreement with its President and Chief Executive Officer, Dr. Gerard C. D’Couto. Under the agreement, as amended, the Company borrowed $30,000 with interest at 10% compounded monthly and a maturity date of March 29, 2009. As of March 31, 2009 the remaining note balance was $2,416. The principal balance is included in notes payable, related parties on the Company’s consolidated balance sheet at March 31, 2009.

Note 6. Series A Preferred Stock

On June 27, 2008, the Company’s Board of Directors approved financing through a Series A Preferred Stock Purchase Agreement pursuant to which it agreed to issue a minimum of 7,500,000 shares of Series A Preferred Stock at a purchase price of $0.04 per share, or a minimum of $300,000 in the aggregate to investors in the Company’s Series A Preferred Stock. The holders of Series A Preferred Stock will be entitled to payment of dividends, when, as and if declared by the Company’s Board of Directors, in preference to the holders of common stock. Holders of Series A Preferred Stock are also entitled to a liquidation preference of $0.04 per share in the event of the Company’s liquidation, dissolution or winding up. At the discretion of the Company’s Board of Directors, each share of Series A Preferred Stock may be converted into 26.67 shares of common stock. Except as required by law, the Series A Preferred Stock has no voting rights. The issuance of this Series A Preferred Stock will significantly dilute the interests of the Company’s existing shareholders if it is converted to common stock. Upon conversion, the Series A Preferred stockholders subscribed to date currently would own over 66% of the Company’s outstanding shares.

During the six months ended March 31, 2009, the Company issued approximately 3,316,000 shares of the Series A Preferred Stock for gross proceeds of approximately $133,000.

As of March 31, 2009, the Company has issued 23,532,600 shares of Series A Preferred and received proceeds, including the note payable conversion, net of financing costs, of approximately $802,000.

Note 7 - Contingencies

The Company’s former Chairman, President and Chief Executive Officer, Paul Abramowitz resigned as President and CEO in January 2008 and as a director in April 2008. As of March 31, 2009, the Company is contesting Mr. Abramowitz’s assertion that payment is due related to severance under its agreements with Mr. Abramowitz. There are no assurances that the Company will be successful in its assertion, and as a result, the Company has recorded $314,000 in accounts payable in its consolidated financial statements at March 31, 2009 pertaining to severance obligations and related costs.

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. Our management currently believes that resolution of such legal matters will not have a material adverse impact on our consolidated financial position, results of operations or cash flows.

Note 8. Related Party Transactions

See Note 5 regarding related party note agreements with the Company.

As of March 31, 2009, the Company has recorded $87,000 in deferred salary for the Company’s President and Chief Executive Officer. This balance is included in accrued expenses on the Company’s condensed consolidated balance sheet at March 31, 2009.

Note 9.  Subsequent Events

Capitoline Advisors, Inc. - On February 12, 2009, the Company entered into a Securities Purchase Agreement with Capitoline Advisors Inc. (“Capitoline” under the same terms as the Agile agreements with tranches to be received, at the Investor’s discretion, on or before February 27, 2009. As of the date of this report, the Company has not received the funds under this agreement, and is still working with Capitoline See further discussion in Note 5 - Notes Payable – Capitoline Advisors, Inc.

Solcool One, LLC - On May 11, 2009, the Company received from SolCool One, LLC  a notice of termination, effective May 13, 2009, of the agreement and plan of merger dated November 26, 2008 among SolCool One, LLC (“SolCool”), Neah Power Acquisition Corp., a wholly-owned subsidiary of Neah Power, and Mark Walsh, Manager and founder of SolCool. The termination was caused by the failure of Neah Power to invest up to $1,200,000 in SolCool to meet shipping commitments and cover operating costs, including payments of salaries and other overhead items, of SolCool. There are no penalties imposed against Neah Power under the terms of the Merger Agreement as a result of the termination of the Merger Agreement. Management of both companies have agreed informally to continue merger discussions should Neah Power’s financial situation allow it to make an investment in SolCool

Item 2. Management’s Discussion and Analysis.

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

Recent Developments

The Company recently announced that it had signed a technology license agreement with Hobie Cat Company to explore the use of Neah’s proprietary fuel cells to power the different boat products. We believe this solution would also be applicable for other underwater and limited – air applications.

On May 11, 2009, the Company received from SolCool One, LLC  a notice of termination, effective May 13, 2009, of the agreement and plan of merger dated November 26, 2008 among SolCool One, LLC (“SolCool”), Neah Power Acquisition Corp., a wholly-owned subsidiary of Neah Power, and Mark Walsh, Manager and founder of SolCool. The termination was caused our failure to invest up to $1,200,000 in SolCool to meet shipping commitments and cover operating costs, including payments of salaries and other overhead items, of SolCool. A copy of the letter of termination is included as an exhibit to this Form 10-Q and incorporated herein as reference. SolCool has informally agreed to renegotiate when we have the ability to fund the acquisition. Neah has not been able to fund Solcool due to the  delays in the receipt of funds from Capitoline Advisors. In the event that Capitoline funds Neah, Neah will re-engage in discussions with Solcool to finalize and complete the acquisition. If the acquisition is completed, the previously discussed synergies would continue to exist. If the acquisition cannot be re-negotiated, Neah will pursue other distribution channels for the Neah product, when and if it is available for sale. In the event that Capitoline does not fund, Neah would have to implement drastic cuts, including possibly having to cease operations entirely.

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

Results of Operations -

Three Months Ended March 31, 2009 As Compared To the Three Months Ended March 31, 2008

Total revenues decreased to approximately $435,000 from $494,000 for the three months ended March 31, 2009 and 2008, respectively, a decrease of approximately $59,000, or 12%. The decrease was due to somewhat lower activity from our contract with the Office of Naval Research (“ONR”) which is an expense reimbursement contract.

Research and development costs (“R&D”) decreased from approximately $908,000 to $427,000 for the three months ended March 31, 2009 and 2009, respectively, a decrease of approximately $481,000, or 53%. Due to the streamlining of operations and reductions in head count, salaries expenses decreased by $228,000, to $273,000 from $501,000 recorded in the prior year’s three month comparable period. In addition, R&D project and laboratory expenses, including direct expenditures relating to the ONR contract, decreased by $86,000, to $93,000 from $179,000. Also, there were no employee stock options issued or incurred in the three months ended March 31, 2009 compared with $86,000 in stock compensation expense incurred in the prior year’s three month comparable period. Facilities expenses decreased by $27,000, to $52,000 from $79,000 recorded in the prior year’s three month comparable period primarily due to a decrease in leased office space and reduced IT and computer related expenditures. Depreciation expense decreased by $56,000, to $7,000 from $63,000 recorded in the prior year’s three month comparable period due to laboratory assets reaching the end of their accounting useful lives.

General and Administrative expenses (“G&A”) decreased from approximately $1,160,000 to $254,000 for the three months ended March  31, 2008 and 2009, respectively, a decrease of approximately $906,000, or 78%. Due to the reductions in G&A staff, salaries expenses decreased by $329,000, to $128,000 from $457,000 recorded in the prior year’s three month comparable period, a 72% decrease. Also, stock compensation expense decreased by $147,000, to $8,000 from $155,000 recorded in the prior year’s three month comparable period due to the reduced number of shares or options granted to G&A personnel during the quarter. We also recorded to expense $45,000 in deferred Board of Director’s compensation in the three months ended March 31, 2008 as compared to no expense charged in the prior year’s comparable period. Professional services expenses decreased by $198,000, to $44,000 from $242,000 recorded in the prior year’s three month comparable period primarily due to reductions in technical consulting, legal, and accounting services. Marketing and other administrative expenses decreased by $103,000 to $20,000 from the $123,000 in the prior year’s three month comparable period primarily due to the decreases in marketing, public relations, and employee travel and moving expenses.

Other income and expenses, net for the three months ended March 31, 2009 was $238,000 as compared to $683,000 in the prior year’s comparable quarter, a decrease of $445,000. This decrease is primarily due to the higher level of interest and fees pertaining to the our loans with  EPD Investment Co., LLC and CAMHZN Master LDC in the three months ended March 31, 2008.

 Six Months Ended March 31, 2009 As Compared To the Six Months Ended March 31, 2008

Total revenues increased to approximately $946,000 from $717,000 for the six months ended March 31, 2009 and 2008, respectively, an increase of approximately $229,000, or 32%. This increase was primarily due to additional revenue from our contract with the ONR which was primarily for expense reimbursement.

R&D costs (“R&D) decreased from approximately $1,857,000 to $925,000 for the six months ended March 31, 2009 and 2009, respectively, a decrease of approximately $932,000, or 50%. Due to the streamlining of operations and reductions in head count, salaries expenses decreased by $389,000, to $628,000 from $1,017,000 recorded in the prior year’s six month comparable period. In addition, R&D project and laboratory expenses, including direct expenditures relating to the ONR contract, decreased by $146,000, to $173,000 from $319,000. Also, there was $1,000 in stock options issued or compensation expenses incurred in the six months ended March 31, 2009 compared with $177,000 in stock compensation expense incurred in the prior year’s six month comparable period. Facilities expenses decreased by $99,000, to $108,000 from $207,000 recorded in the prior year’s six month comparable period primarily due to a decrease in leased office space and reduced IT and computer related expenditures. Depreciation expense decreased by $122,000, to $15,000 from $137,000 recorded in the prior year’s six month comparable period due to laboratory assets reaching the end of their accounting useful lives.

G&A decreased from approximately $2,129,000 to $567,000 for the six months ended March  31, 2008 and 2009, respectively, a decrease of approximately $1,562,000, or 73%. Due to the reductions in G&A staff, salaries expenses decreased by $426,000, to $241,000 from $667,000 recorded in the prior year’s six month comparable period, a 64% decrease. Also, stock compensation expense decreased by $346,000, to $15,000 from $369,000 recorded in the prior year’s six month comparable period due to the reduced number of shares or options granted to G&A personnel during the quarter. We also recorded to expense $143,000 in deferred Board of Director’s compensation in the six months ended March 31, 2008 as compared to no expense charged in the prior year’s comparable period. Professional services expenses decreased by $416,000, to $113,000 from $529,000 recorded in the prior year’s six month comparable period primarily due to reductions in technical consulting, legal, and accounting services. Marketing and other administrative expenses decreased by $150,000 to $28,000 from the $178,000 primarily due to the decreases in marketing, public relations, and employee travel and moving expenses.

Other income and expenses, net for the six months ended March 31, 2009 was $823,000 as compared to $783,000 in the prior year’s comparable quarter, an increase of $40,000. This increase is primarily due to the higher level of interest and fees pertaining to the our loans with  CAMHZN Master LDC and Agile during the six months ended March 31, 2009.

Liquidity and Capital Resources

Our consolidated financial statements are prepared consistent with accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have $35,000 in unrestricted cash on hand as of May 18, 2009, an accumulated deficit as of March 31, 2009 in the amount of approximately $43,130,000, and negative working capital of approximately $3,067,000. For the six months ended March 31, 2009, we had negative cash flow from operating activities in the amount of approximately $455,000. We have limited capital resources and we have sustained substantial losses which raises substantial doubt about our ability to continue as a going concern. We must, therefore, raise sufficient capital to fund our overhead burden and our continuing research and development efforts going forward.

We have relied primarily on sales of securities and proceeds from borrowings for operating capital. During the six months ended March 31, 2009, we have received approximately $133,000 from a private placement funding for our Series A Preferred Stock.

During the six months ended March 31, 2009, we also received payments of approximately $943,000 from ONR pursuant to the terms of a grant providing expense reimbursement for continuing research and development having to do with certain technology.

On February 12, 2009, the we entered into a Securities Purchase Agreement with Agile Opportunity Fund, LLC (“Agile”) under which we were to receive funds through the issuance of Original Issue Discount Term Convertible Notes secured by all of our assets. On February 12, 2009, we received funds in the net amount of approximately $162,000 from Agile in the first of two tranches. We received a second tranche from Agile in the net amount of approximately $177,000 on March 4, 2009. The notes are convertible at $0.10 per share. On February 12, 2009, we entered into a Securities Purchase Agreement with Capitoline Advisors Inc. (“Capitoline” under the same general terms as the Agile agreements with tranches to be received, at the Investor’s discretion, on or before February 27, 2009. As of the date of this report, we have not received the funds under this agreement and are still working with Capitoline. This delay has impacted our operations greatly including the reduction in staff salaries and the institution of significant furloughs in order to conserve cash. We have also altered our business plan, including the viability and timing of our agreement and plan of merger with Solcool One LLC.

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

In April 2009, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position (“FSP”) FAS 107-1 and Accounting Principles Board 28-1 Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1”). FSP 107-1 amends Statement of Financial Accounting Standards (“SFAS”) No. 107, Disclosures about Fair Value of Financial Instruments, to require an entity to provide disclosures about fair value of financial instruments in interim financial statements. FSP 107-1 is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009. We will adopt FSP 107-1 for the quarter ending June 30, 2009.

Item 4T. Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2009. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions to be made regarding required disclosure. It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), have concluded that, subject to the inherent limitations noted in this Part I, Item 4T, as of March 31, 2009, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal control over financial reporting, as discussed below.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2009, and this assessment identified the following material weaknesses in the Company’s internal control over financial reporting.

•	Inadequate or ineffective policies for documenting transactions;

•	Inadequate or ineffective design of policies and execution of processes related to accounting for transactions; and

•	Inadequate or ineffective internal control environment related to segregation of duties.

In making the assessment of internal controls over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Because of the material weakness described in the preceding paragraph, management believes that, as of March 31, 2009, the Company’s internal control over financial reporting was not effective based on those criteria.

The Company has established several internal controls that management believes has materially affected internal controls over financial reporting and intends to design and implement further policies and procedures to remediate the material weaknesses in the Company’s internal control over financial reporting.

This quarterly report on Form 10-Q does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no additional changes in our internal control over financial reporting during the current quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

It is our intention to continue our efforts to design, install, and test internal and disclosure controls so that we will be in full compliance with applicable rules pursuant to section 404 of the Sarbanes Oxley Act of 2002.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following unregistered equity securities have been issued during the three months ended March 31, 2009, the proceeds from which were used for general operating purposes.

Series A Preferred Stock
Period	Total Number of Shares Issued	Average Price Paid per Share
Month #1

(January 2009)	375,000	$0.040

	375,000	$0.040

Common Stock
Month #2

(February 2009)	69,857,142	$0.007
Month #3

(March 2009)	45,300,000	$0.004

	115,157,142	$0.006

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

NEAH POWER SYSTEMS, INC.

Dated: May 20, 2009	By:	/s/ GERARD C. D’COUTO
Gerard C. D’Couto
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 20, 2009	By:	/s/ STEPHEN WILSON
Stephen Wilson
Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

No.	Description
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Solcool One LLC letter of termination dated February 11, 2009