Form 10-Q
period 2009-06-30
NEAH POWER SYSTEMS, INC.
filed 2009-08-19
CIK 1162816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

Commission file number 000-49962
_______________________

NEAH POWER SYSTEMS, INC.
(Exact name of Registrant as specified in its charter)
_______________________

Nevada	88-0418806
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

22118 20th Avenue SE, Suite 142

Bothell, Washington 98021
(Address of principal executive offices)

(425) 424-3324
(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒
(The registrant is not yet required to submit Interactive Data.)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer Accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 17, 2009

Common Stock, $0.001 par value	33,575,875

NEAH POWER SYSTEMS, INC.

TABLE OF CONTENTS

PAGE

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements	1

Condensed Consolidated Balance Sheets - June 30, 2009 and September 30, 2008	1

Condensed Consolidated Statements of Operations for the three and nine month periods ended June 30, 2009 and 2008	2

Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2009 and 2008	3

Notes to Condensed Consolidated Financial Statements	4-9

Item 2. Management’s Discussion and Analysis	10-14

Item 4T. Controls and Procedures	14-15

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 6. Exhibits	16

Signatures	17

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEAH POWER SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS
	June 30,	September 30,
	2009	2008
Current assets
Cash and cash equivalents	$48,943	$59,661
Contract receivable	0	39,718
Short-term notes receivable	16,000
Deferred financing costs, net	113,187	--
Prepaid expenses and other current assets	54,459	43,847
Total current assets	232,589	143,226

Property and equipment, net	49,855	71,870

Total assets	$282,444	$215,096

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities
Accounts payable	$1,628,422	$1,669,068
Accrued expenses	388,039	218,138
Notes payable - related parties	17,417	45,000
Notes payable	1,439,664	589,201
Deferred revenue	189,500	189,500
Total current liabilities	3,663,042	2,710,907

Total liabilities	3,663,042	2,710,907

Commitments and contingencies

Stockholders' deficiency
Series A preferred stock, convertible
$0.001 par value, $0.04 stated value, 25,000,000 shares authorized
23,907,600 and 20,217,100 shares issued and outstanding, respectively	23,908	20,217
Common stock,
$0.001 par value, 80,000,000 shares authorized
12,632,442 and 8,646,318 shares issued and 12,238,602 and 6,617,478	12,239	6,617
outstanding, respectively
Additional paid-in capital	40,447,170	39,237,056
Treasury shares, 112,590 common shares, at no cost
Accumulated deficit	(43,863,915)	(41,759,701)
Total stockholders' deficiency	(3,380,598)	(2,495,811)

Total liabilities and stockholders' deficiency	$282,444	$215,096

See Notes to Condensed Consolidated Financial Statements

NEAH POWER SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Contract Revenues	$161,349	$459,434	$1,106,976	$1,175,975

Operating expenses
Research and development expense	194,342	633,699	1,118,874	2,491,162
General and administrative expense	176,979	486,313	743,648	2,260,931

Total operating expenses	371,321	1,120,012	1,862,522	4,752,093

Loss from operations	(209,972)	(660,578)	(755,546)	(3,576,118)

Other income (expense), net
Amortization of deferred financing costs	(148,626)	(171,428)	(199,792)	(425,000)
Interest expense, net	(376,792)	(498,740)	(1,148,878)	(1,382,735)

Net Loss	$(735,390)	$(1,330,746)	$(2,104,216)	$(5,383,853)

Basic and diluted loss per common share	$(0.07)	$(0.31)	$(0.24)	$(1.41)

Basic and diluted weighted average common shares
outstanding	10,644,585	4,252,636	8,602,322	3,812,146

See Notes to Condensed Consolidated Financial Statements

NEAH POWER SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended June 30, 2009 and 2008
(UNAUDITED)

	2009	2008

Cash flows from operating activities:
Net loss	$(2,104,216)	$(5,383,853)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	21,752	158,959
Amortization of deferred financing costs	199,792	425,000
Share-based payments in common stock included in operating expenses	42,600	101,907
Share-based payments for options and warrants	29,352	667,526
Forbearance fees on note payable (not paid in cash during period)	567,000	-
Amortization of debt discount and recognition of beneficial conversion
feature on convertible debt	60,464	170,902
Interest paid with common shares	410,951	1,016,485
Loss on disposal of assets	263	-
Changes in operating assets and liabilities		-
Contract Receivable	39,718	17,784
Prepaid expenses and other current assets	(10,611)	(38,872)
Accounts payable	(20,646)	744,859
Accrued Expenses	169,902	147,134
Net cash used by operating activities	(593,679)	(1,972,169)

Cash flows from investing activities:
Purchase of fixed assets	-	(14,481)
Issuance of notes receivable	(16,000)
Net cash used by investing activities	(16,000)	(14,481)

Cash flows from financing activities:
Proceeds from sale of common stock	-	100,000
Net proceeds from notes payable	478,925	1,050,000
Proceeds from warrant exercises	-	126,181
Proceeds from Series A Funding	147,620	-
Principal payments on notes payable	(27,584)	-
Other	-	1,441
Net cash provided by financing activities	598,961	1,277,622

Net change in cash and cash equivalents	(10,718)	(709,028)

Cash and cash equivalents, beginning of period	59,661	710,441

Cash and cash equivalents, end of period	$48,943	$1,413

Supplemental cash flow information

Cash paid for interest	$-	$331
Cash paid for income taxes	$-	$-

Noncash investing and financing activities
Increase to note payable due to forbearance fee	$567,000	$--
Payment of notes payable in common stock	$327,000	$--
Deferred financing costs paid with issuance of common stock	$241,904	$575,000
Settlement of accounts payable with issuance of stock	$20,000	$105,000
Partial conversion of EPD Note Payable to common stock	$--	$62,575
Debt discount from issuance of warrants	$--	$135,667
Original issue discount on notes payable	$85,000	$--

See Notes to Condensed Consolidated Financial Statements

Note 1 — The Company

Neah Power Systems, Inc. (“NPSNV ”, the “Company” or “Neah Power”) was incorporated in Nevada on February 1, 2001, under the name Growth Mergers, Inc. (“GMI”). In March 2006, GMI, at the time a public shell company, acquired all of the outstanding capital stock of an operating Washington corporation, Neah Power Systems, Inc. (“NPSWA”). Upon completion of the acquisition, GMI changed its name to be the same as its new wholly-owned subsidiary. The acquisition was accounted for as a reverse merger, which the Securities and Exchange Commission (“SEC”) considers to be equivalent to a recapitalization. NPSNV is the legal parent of NPSWA, but these financial statements, other than capital stock accounts, are those of NPSWA. In these financial statements, the “Company” refers to NPSNV and its wholly-owned consolidated subsidiary, NPSWA.

The Company develops advanced, portable power fuel cells for mobile electronic applications contained in the military, commercial and consumer market segments. These micro fuel cells may serve as viable replacements of many types of batteries in use today such as lithium-ion and lithium-polymer power sources that drive most laptop and notebook computers and many other types of electronic equipment. The company is also developing renewable energy based power systems for distributed (off-the-grid) power. The Company also believes that the technology can be developed for energy generation and storage for grid-scale applications.

Note 2 — Going Concern

The Company’s consolidated financial statements are prepared consistent with accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company had $49,000 in unrestricted cash on hand as of June 30, 2009, an accumulated deficit as of June 30, 2009 of approximately $43,864,000 and negative working capital of approximately $3,430,000. For the nine months ended June 30, 2009, the Company had negative cash flows from operating activities of approximately $594,000. The Company has limited capital resources and has sustained substantial losses, which raise substantial doubt about its ability to continue as a going concern. The Company must, therefore, raise sufficient capital to fund its overhead burden and its continuing research and development efforts going forward. No assurance can be given that the Company will be successful in obtaining adequate capital on acceptable conditions or at all.

The Company has relied primarily on sales of securities and proceeds from borrowings for operating capital. During the nine months ended June 30, 2009, the Company has received approximately $148,000 from a private placement funding for its Series A Preferred Stock (“Series A”) [see Note 6]. Since June 30, 2009 and through the date of this report, the Company has received approximately $43,000 in net additional Series A funding.

Additionally, on February 12, 2009, the Company entered into a Securities Purchase Agreement with Agile Opportunity Fund, LLC (“Agile”) and with Capitoline Advisors Inc. under which it was to receive funds through the issuance of Original Issue Discount Term Convertible Notes secured by all assets of the Company. On February 12, 2009, the Company received funds in the net amount of approximately $162,000 from Agile in the first of three tranches. The Company received additional tranches of funds from Agile in the net amount of approximately $177,000 and $88,000 on March 4, 2009 and June 9, 2009, respectively. The notes are convertible at $3.33 per share at the discretion of the creditor. On July 9, 2009, July 28, 2009 and August 10, 2009, the Company received funds from Capitoline in the net amounts of approximately $23,000, $92,000 and $46,000, respectively. As of the date of this report, the Company has not received full funding under this agreement. These delays in the receipt of anticipated fundings have impacted the Company greatly, including the reduction in staff salaries and the institution of significant furloughs in order to conserve cash. See Note 5 for further discussion of these notes.

In July 2009, the Company entered into a Preferred Stock Purchase Agreement (the “Purchase Agreement”) with Optimus Capital Partners, LLC (“Optimus”), under which Optimus, subject to certain conditions, has committed to purchase up to $10 million of the Company’s Series B Preferred Stock [see Note 6]. The Company expects the proceeds from this funding, when and if received, to address its negative working capital and liquidity concerns. Without this funding, the Company’s current cash balance is estimated to support the Company’s operations through approximately August 2009. The failure to obtain the necessary working capital would have a material adverse effect on the Company’s development program, business prospects and, depending upon the shortfall, the Company may have to curtail or cease its operations.

During the nine months ended June 30, 2009, the Company also received payments of approximately $1,147,000 from the Office of Naval Research (“ONR”) pursuant to the terms of a grant providing expense reimbursement for continuing research and development having to do with certain technology.

The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company have to curtail operations or be unable to continue in existence.

 Note 3 — Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its majority-owned subsidiaries. All material intercompany balances and transactions have been eliminated. The interim financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year. The Condensed Consolidated Financial Statements as of and for the nine months ended June 30, 2009 have been derived from the unaudited financial statements at that date. However, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying financial statements should be read in conjunction with the audited Consolidated Financial Statements for the year ended September 30, 2008, included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on February 13, 2009.

In July 2009, the Company effectuated the 200:1 reverse common stock split approved by shareholders in August 2008. On August 13, 2009, FINRA approved the Company’s request for a 6:1 forward stock split of the Company’s common shares as approved by the Company’s Board of Directors. The record date for this split was August 14, 2009. All common share and per share amounts included in these condensed consolidated financial statements have been adjusted retroactively to reflect the effects of these splits. In addition, amounts recorded in the Common Stock and Additional Paid In Capital accounts have been adjusted to reflect the changes in the number of common shares at par value.

Upon the implementation of the 200:1 reverse common stock split, the authorized shares of common stock were reduced to 20 million shares from 500 million. On July 31, 2009, the Board of Directors of the Company approved the increase in its authorized common stock from 20 million shares to 80 million shares.

Note 4 — Summary of Significant Accounting Policies

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. There has been no impact on previously reported net loss or shareholders’ deficiency.

Financial Instruments

The Company's financial instruments consist of cash and cash equivalents, contract receivable, short-term note receivable, accounts payable, notes payable and accrued expenses. The fair value of all financial instruments approximates the recorded value based on the short-term nature and market interest rates of these financial instruments.

Share-Based Payments

The Company has share-based compensation plans under which employees and non-employee directors may be granted restricted stock, as well as options to purchase shares of Company common stock at the fair market value at the time of grant. Stock-based compensation cost is measured by the Company at the grant date, based on the fair value of the award, over the requisite service period. For options and warrants issued to employees, the Company recognizes stock compensation costs utilizing the fair value methodology prescribed in Statement of Financial Accounting Standards (“SFAS”) 123 (“SFAS 123(R)”) (revised 2004), Share Based Payment, over the related period of benefit. Grants of stock options and grants of stock purchase warrants to non-employees and other parties are accounted for in accordance with the Financial Accounting Standards Board’s Emerging Issue Task Force (“EITF”) Issue No.96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services (“EITF 96-18”) and SFAS 123(R).

In August 2008, the Company amended its Long Term Incentive Compensation Plan and added an Employee Stock Purchase Plan (“the Plans”). During the nine months ended June 30, 2009, there were no stock options or common shares issued under the Plans.

Loss per Share

Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common stock shares outstanding during the period. Diluted loss per share, which would include the effect of the conversion of unexercised stock options, unexercised warrants to purchase common stock, preferred stock and convertible debt, is not separately computed because inclusion of such conversions is antidilutive due to the Company’s net losses. Accordingly, basic and diluted loss per share is the same.

Basic weighted average common shares outstanding, and the potentially dilutive securities excluded from loss per share computations because they are antidilutive, are as follows for the three and nine months ended June 30, 2009 and June 30, 2008:

	Three Months Ended June 30,		Nine months Ended June 30,
	2009	2008	2009	2008
Basic and diluted weighted average common shares outstanding	10,644,585	4,252,636	8,602,322	3,812,146
Potentially dilutive securities excluded from loss per share computations:
Convertible Series A Preferred Stock	19,126,392	0	19,126,392	0
Convertible debt	195,500	169,033	195,500	169,033
Common stock options	180,263	262,806	180,263	262,806
Common stock purchase warrants	463,874	454,874	463,874	454,874

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled In Cash Upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”).  FSP APB 14-1 requires separate accounting for the liability and equity components of convertible debt instruments in a manner that reflects the entity’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for annual reporting periods beginning after December 15, 2008. The implementation of FSP APB 14-1 is not expected to have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in net income and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in net income. SFAS No. 160 is effective for the Company beginning October 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. The Company believes the adoption of SFAS No. 160 will not have a material impact on its financial statements.

In June 2008, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”), which is effective for fiscal years beginning after December 15, 2008, with earlier application not permitted by entities that have previously adopted an alternative accounting policy. The adoption of EITF 07-5’s requirements will affect accounting for convertible instruments and warrants with provisions that protect holders from declines in the stock price (“down-round” provisions). Instruments with such provisions will no longer be recorded in equity. EITF 07-5 guidance is to be applied to outstanding instruments as of the beginning of the fiscal year in which the EITF 07-5 is applied. The cumulative effect of the change in accounting principle shall be recognized as an adjustment to the opening balance of retained earnings (or other appropriate components of equity) for that fiscal year, presented separately. The cumulative-effect adjustment is the difference between the amounts recognized in the statement of financial position before initial application of EITF 07-5 and the amounts recognized in the statement of financial position upon its initial application. The amounts recognized in the statement of financial position as a result of the initial application are determined based on the amounts that would have been recognized if the guidance in EITF 07-5 had been applied from the issuance date of the instrument. The Company is assessing the impact of adoption of EITF 07-5 on its financial position and results of operations.

Note 5 — Notes Payable

Agile Opportunity Fund, LLC and Capitoline Advisors, Inc. - In February 2009, the Company entered into a Securities Purchase Agreement with each of Agile and Capitoline under which the Company was to receive funding through the issuance of Notes in the aggregate amount of $1,050,000 and an aggregate purchase price of $900,000, with a maturity date of August 12, 2009 and prepaid interest at the rate of 18% per annum. The Notes are convertible into shares of the Company’s common stock at a conversion price of $3.33 per share, at the discretion of the creditor, subject to standard adjustments. The Notes are subject to mandatory redemption in the event the Company enters into a going private transaction or the Company is sold. The Notes are secured by all assets of the Company and, upon conversion, have certain piggyback registration rights.

In February, March and June 2009, the Company received funds from Agile pursuant to these agreements in the aggregate face amount of $635,000, and aggregate purchase price amount of $550,000. In consideration for the Notes, 1,568,000 common shares valued at $242,000 are issuable under the terms of the agreement. This has been recorded as deferred financing costs and is being amortized over the term of the Notes. Under the terms of the agreement, 1,804,000 additional shares valued at $302,000 are to be issued and held until 120 days after the date of the initial closing or June 12, 2009. Upon such time, if the Notes remain unpaid, the shares are to be released to the investors. As of June 30, 2009, the Notes were unpaid and the Company has recorded the shares as interest expense. As of the date of this report, the principal balances of the Notes remain unpaid. The Company is negotiating with Agile on forbearance. However, there is no assurance that Agile will grant forbearance or refrain from taking actions against the Company available to them under the agreement.

In July and August 2009, the Company received funds from Capitoline in the aggregate face amount of approximately $204,000 and aggregate purchase price amount of $175,000. In consideration for the notes, 5,281 common shares valued at approximately $78,000 are issuable under the terms of the agreement. As of the date of this report, the Company has not received full funding under this agreement and continues to work with Capitoline toward receipt of full funding under the terms of the agreement. As of the date of this report, the principal balances of the Notes remain unpaid. The Company is negotiating with Capitoline on forbearance; however, there is no assurance that Capitoline will grant forbearance or refrain from taking actions against the Company available to them under the agreement.

CAMHZN Master LDC - In November 2007, the Company sold a $500,000 12% convertible secured promissory note, amended in May 2008 to mature on September 29, 2008, to CAMHZN Master LDC (“CAMHZN”) for net proceeds of $465,000. In January 2009, the Company entered into an amended loan agreement with CAMHZN, whereby, effective December 31, 2008, CAMHZN agreed to forbear from exercising any remedies available under its loan documents or applicable law through March 2009. In exchange for the forbearance, the Company agreed to pay a fee of $567,000 which was added to the principal balance of the loan and payable in cash or stock at the Company’s discretion. In February 2009, the Company released to CAMHZN, in partial payment of the fee, 1,635,000 shares valued at $327,000. These shares were formerly held by CAMHZN as collateral shares under the amended note agreement. As of the date of this report, the principal balance of the note remains unpaid. The Company is negotiating with CAMHZN on further forbearance. However, there is no assurance that CAMHZN will grant further forbearance or refrain from taking actions against the Company available under the agreement.

Aspen Technologies - In July 2008, the Company entered into an agreement with Aspen Technologies (“Aspen”), a vendor of the Company, whereby the accounts payable balances owed to Aspen would be converted to a note payable up to a maximum of $100,000. Under the terms of the note payable, the Company would pay Aspen eight equal payments of $12,500 per month beginning in August 2008 until the outstanding principal balance was paid. In payment of interest on the note, the Company issued five year warrants to purchase 9,000 shares of the Company’s stock at $1.00 per share. As of June 30, 2009, the principal balance was $89,200. As of the date of this report, no payments have been made. The Company has no assurance that Aspen will refrain from taking actions against the Company under the terms of the note.

Related Party Notes

In September 2008, the Company entered into a note agreement with Summit Trading Limited. Under the agreement, the Company borrowed $15,000 at no interest with a maturity date of October 2, 2008. As of June 30, 2009, the principal balance of the note remained unpaid. The principal balance is included in notes payable, related parties on the Company’s consolidated balance sheet at June 30, 2009. The note was paid on August 14, 2009 in shares of common stock. See Note 9 for further discussion on the extinguishment of this note.

On August 29, 2008, the Company entered into a note agreement with its President and Chief Executive Officer, Dr. Gerard C. D’Couto. Under the agreement, as amended, the Company borrowed $30,000 with interest at 10% compounded monthly and a maturity date of March 29, 2009. As of June 30, 2009 the remaining note balance was $2,400. The principal balance is included in notes payable, related parties on the Company’s consolidated balance sheet at June 30, 2009.

Note 6. Stockholders’ Equity (Deficit)

Preferred Stock — The Company’s board of directors has the authority, without action by the stockholders, to designate and issue up to 25,000,000 shares of preferred stock in one or more series and to designate the rights, preferences and privileges of each series, any or all of which may be greater than the rights of the Company’s common stock.

Series A Preferred Stock - In June 2008, the Company’s Board of Directors approved financing through a Series A Preferred Stock Purchase Agreement (“Series A Agreement”) pursuant to which it agreed to issue a minimum of 7,500,000 shares of Series A at a purchase price of $0.04 per share, or a minimum of $300,000 in the aggregate to investors in the Company’s Series A.

During the nine months ended June 30, 2009, the Company issued approximately 3,691,000 shares of Series A for gross proceeds of approximately $148,000. As of June 30, 2009, the Company has issued 23,907,600 shares of Series A and received proceeds, including note payable conversion, net of financing costs, of approximately $817,000.

Since June 30, 2009 and through the date of this report, the Company has issued an additional 1,085,000 shares of Series A.

Under the terms of the Series A Agreement, at the discretion of the Company’s Board of Directors, each share of Series A is convertible into 0.8 shares of common stock. In July 2009, the Company’s Board of Directors approved the conversion of Series A into common shares. See Note 9 for further information regarding this conversion of Series A.

Series B Preferred Stock - In July 2009, the Company entered into a Preferred Stock Purchase Agreement (the “Purchase Agreement”) with Optimus Capital Partners, LLC (“Optimus”) under which Optimus has committed to purchase up to $10 million of the Company’s Series B Preferred Stock. Under the terms of the Purchase Agreement, from time to time until July 29, 2010 and at the Company’s sole discretion, the Company may present Optimus with a notice to purchase such Series B Preferred Stock (the “Notice”). Optimus is obligated to purchase such Series B Preferred Stock on the tenth trading day after the Notice date, subject to satisfaction of certain closing conditions. Optimus will not be obligated to purchase the Series B Preferred Stock (i) in the event the closing price of the Company’s common stock during the nine trading days following delivery of a Notice falls below 75% of the closing price on the trading day prior to the date such Notice is delivered to Optimus, or (ii) to the extent such purchase would result in Optimus and its affiliates beneficially owning more than 9.99% of the Company’s common stock.

 On the date of delivery of each Notice under the Purchase Agreement, the Company will also issue to Optimus five-year warrants to purchase the Company’s common stock at an exercise price equal to the closing price of the Company’s common stock on the trading day prior to the delivery date of the Notice. The number of shares issuable upon exercise of the warrant will be equal in value to 135% of the purchase price of the Series B Preferred Stock to be issued in respect of the related Notice. Each warrant will be exercisable on the earlier of (i) the date on which a registration statement registering for resale the shares of common stock issuable upon exercise of such warrant becomes effective and (ii) the date that is six months after the issuance date of such warrant.

 The Series B Preferred Stock is redeemable after the fourth anniversary of the date of its issuance and is subject to repurchase by the Company (i) at any time at the Company’s election, or (ii) following the consummation of certain fundamental transactions by the Company, at the option of a majority of the holders of the Series B Preferred Stock.

 Holders of Series B Preferred Stock will be entitled to receive dividends which will accrue in shares of Series B Preferred Stock on an annual basis at a rate equal to 10% per annum from the issuance date. Accrued dividends will be payable upon redemption of the Series B Preferred Stock. The Series B Preferred Stock ranks, with respect to dividend rights and rights upon liquidation, senior to the Company’s common stock.

 The Series B Preferred Stock and warrants and the common stock issuable upon exercise of the warrants will not be or have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

 The terms of the Purchase Agreement and form of Warrant, described above, are only a summary of these documents and are qualified in their entirety by reference to these documents, which are incorporated by reference to the Company’s Form 8-K filed on July 30, 2009.

Note 7 - Contingencies

The Company’s former Chairman, President and Chief Executive Officer, Paul Abramowitz resigned as President and CEO in January 2008 and as a director in April 2008. As of June 30, 2009, the Company is contesting Mr. Abramowitz’s assertion that payment is due under its agreements with Mr. Abramowitz. There are no assurances that the Company will be successful in its assertion, and as a result, the Company has recorded $314,000 in accounts payable in its consolidated financial statements at June 30, 2009 pertaining to severance obligations and related costs.

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. The Company’s management currently believes that resolution of such legal matters will not have a material adverse impact on the Company’s consolidated financial position, results of operations or cash flows.

Note 8. Related Party Transactions

See Note 5 regarding related party note agreements with the Company.

As of June 30, 2009, the Company has recorded $87,000 in deferred salary for the Company’s President and Chief Executive Officer. This balance is included in accrued expenses on the Company’s balance sheet at June 30, 2009.

Note 9.  Subsequent Events

The Company has performed an evaluation of subsequent events through August 18, 2009, which is the date the financial statements were issued.

Common Stock Splits - On July 29, 2009, the Company effectuated the 200:1 reverse common stock split approved by shareholders in August 2008. On August 13, 2009, FINRA approved the Company’s request for a 6:1 forward stock split of the Company’s common shares as approved by the Company’s Board of Directors. The record date for this split was August 14, 2009. Please see Note 3 for additional discussion of these splits.

Authorized Common Shares - Upon the implementation of the 200:1 reverse common stock split, the authorized shares of common stock was reduced to 20 million shares from 500 million, as approved by shareholders. On July 31, 2009, the Board of Directors of the Company approved the increase in its authorized common stock from 20 million shares to 80 million shares.

Conversion of Series A - In July 2009, the Board of Directors of the Company approved the conversion of all Series A Convertible Preferred Stock into shares of the Company’s common stock. As of the date of this report, the Company has converted 24,227,100 shares of the 24,992,600 outstanding Series A into 19,381,992 shares of common stock. The remaining Series A shares will be converted upon receipt of remaining physical certificates and processing by the Company’s transfer agent.

Series B Preferred Stock - As discussed in Note 6, in July 2009, the Company entered into a Purchase Agreement with Optimus Capital Partners, LLC (“Optimus”); under which, Optimus has committed to purchase up to $10 million of the Company’s Series B Preferred Stock. See Note 6 for additional discussion.

Solcool One, LLC - In August 2009, the Company entered into a third amended and restated agreement and plan of merger (the “Amended Merger Agreement”) with SolCool One, LLC (“SolCool”), Neah Power Acquisition Corp., a wholly-owned subsidiary of Neah Power (“Merger Sub”), and Mark Walsh, Manager and founder of SolCool, pursuant to which the Merger Sub will be merged into SolCool (the “Merger”).

 Under the terms of the Amended Merger Agreement, the Company will (i) issue $500,000 of common stock, or approximately 197,000 shares of common stock, at a price of $2.54 per share, such shares of common stock to vest as follows: 50% upon execution and the remaining 50% 24 months from date of the Amended Merger Agreement, such vesting contingent upon Mr. Walsh remaining an employee of the Company and using his best efforts to achieve SolCool’s business plan, and (ii) pay $10,000 to fund SolCool’s operations and shipments at the Closing Date as that term is defined in the Amended Merger Agreement and $90,000 within 30 days of the Closing Date. The shares of common stock will be held in escrow to ensure payment of SolCool’s indemnification obligations under the Amended Merger Agreement. The closing of the merger is subject to other customary closing conditions.

Capitoline Advisors, Inc. - As discussed in Note 5, in July and August 2009, the Company received funds from Capitoline under the Securities Purchase Agreement between Agile and Capitoline in the aggregate face amount of approximately $204,000and aggregate purchase price amount of $175, 000. In consideration for the Notes, 5,281 common shares valued at approximately $78,000 are issuable under the terms of the agreement.

Summit Trading Ltd. – On August 17, 2009, the Company entered into an agreement with Summit Trading Ltd., (“Summit”) whereby the Company and Summit, in order to avoid litigation and maintain a positive relationship, resolved a dispute concerning the anti-dilution provisions of the April 24, 2008 agreement to purchase shares of common stock. In settlement, the Company agreed to issue 1,950,000 equivalent common shares. Summit also agreed to extinguish the $15,000 note owed by the Company under terms of the settlement.

Item 2. Management’s Discussion and Analysis.

This quarterly report on Form 10-Q contains a number of “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Specifically, all statements other than statements of historical facts included in this quarterly report regarding the Company’s financial position, business strategy and plans and objectives of management for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of management, as well as assumptions made by and information currently available to management. When used in this quarterly report, the words “anticipate,” “believe,” “estimate,” “expect,” “may,” “will,” “continue” and “intend,” and words or phrases of similar import, as they relate to the Company’s financial position, business strategy and plans, or objectives of management, are intended to identify forward-looking statements. These statements reflect the Company’s current view with respect to future events and are subject to risks, uncertainties and assumptions related to various factors.

You should understand that the following important factors, in addition to those discussed below the heading “Overview” and in the Company’s registration statements and periodic reports filed with the SEC under the Securities Act and the Exchange Act, could affect the Company’s future results and could cause those results to differ materially from those expressed in such forward-looking statements:

•	general economic conditions,

•	limited operating history,

•	difficulty in developing, exploiting and protecting proprietary technologies,

•	results of additional research and development,

•	acceptance and success of the Company’s fuel cell products,

•	intense competition in the industry,

•	the Company’s future capital needs and the ability to obtain financing, and

•	other risks and uncertainties as may be detailed from time to time in the Company’s public announcements and filings with the SEC.

Although the Company believes that its expectations are reasonable, it cannot assure that those expectations will prove to be correct. Should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described in this quarterly report as anticipated, believed, estimated, expected or intended.

The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or any other reason. All subsequent forward-looking statements attributable to the Company or any person acting on the Company’s behalf are expressly qualified in their entirety by the cautionary statements contained or referred to herein. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report may not occur.

Overview

Neah Power (the “Company”) is developing a direct methanol micro fuel cell using its patented and highly differentiated technology which is based on porous silicon. The fuel cells planned and designed are intended to viably replace and hybridize with many types of batteries in use today, such as the lithium, nickel and lead based electron storage systems that power laptop and notebook computers, remote power stations and electric transportation vehicles.

The Company has achieved significant milestones in the development of the technology. Neah Power successfully tested the silicon based anaerobic direct methanol fuel cell in extended operation. More recently, the Company successfully developed and tested a hybrid electrolyte, aerobic, direct methanol fuel cell based on silicon which can operate in aerobic and anaerobic modes. The Company believes this system can set the industry standard for methanol fuel cell power and energy density, be more cost effective and have many commercial applications. Neah Power believes this differentiated technology will afford advantage in numerous renewable energy markets; the anaerobic methanol fuel cell solution is uniquely well suited for underwater and numerous other anaerobic applications.

Recent trends continue to demonstrate a clear need for better and longer-lasting power solutions to close the “power gap,” which is defined as the difference between the power capacity and the power need, thus enhancing mobility and productivity. Based on user demand, mobile electronic companies continue to add features for richer experiences. Notebook PC makers, for example, in recent years have enhanced their products with larger, more vivid color displays, faster processors, larger hard drives, DVD and/or CD drives, as well as multimedia and wireless networking capabilities. Each of these additions requires more power and, taken together, can be a significant drain on the PCs limited battery capacity.

Users are also more dependent on these mobile devices and using them longer without access to A/C power, compounding the “power gap.” Sales of notebook PCs continue to grow faster than those of the overall PC market, and now represent more than half of all PCs sold. Moreover, with the growth and widespread availability of high-speed wireless connections (Wi-Fi) in corporate offices and public locations, “persistent” computing - constant connectivity to the Internet, e-mail and corporate files - is becoming commonplace, creating additional demands for longer-lasting power.

Neah Power believes that their fuel cells, when fully developed, will be capable of bridging the power gap by having more power, a longer life and an instant recharge capability using replacement fuel cartridges. In addition, the Company believes that they will be smaller and lighter than the batteries currently in use.

 Neah Power is  developing hybrid electric renewable micro energy stations (HERMES) that are renewable energy, fuel cell based power generation systems that can be used for distributed power applications where the quality of the electrical grid is sub – par, or where back up power is needed. The Company believes that the patented, porous silicon technology can be used to develop large scale energy generation and storage.

Recent Developments

Common Stock Splits - In July 2009, the Company effectuated the 200:1 reverse common stock split approved by shareholders in August 2008. On August 13, 2009, FINRA approved the Company’s request for a 6:1 forward stock split of its common shares as approved by the Board of Directors. The record date for this split was August 14, 2009. All common share and per share amounts included in this Form 10-Q have been adjusted retroactively to reflect the effects of these splits.

Hobie Cat Technology License Agreement - Neah Power recently announced that it has signed a technology license agreement with Hobie Cat Company (“Hobie Cat”) to explore the use of Neah Power’s proprietary fuel cells to power various recreational water craft products. Additionally, the Company has signed a Letter of Intent (“LOI”) with Hobie Cat to produce on-board fuel cell battery chargers for their line of electric kayaks. This agreement anticipates delivery of several beta prototype systems in 2009, and several hundreds of systems in 2010.

Letters of Intent - Neah Power has also signed LOIs with EKO Vehicles of Bangalore (“EKO”), India’s largest manufacturer of electric two wheel vehicles. The Company has announced that it will develop an on-board fuel cell battery charger for EKO electric scooters and expects to deliver several beta prototype units in 2009 and several hundreds of units in 2010. The Company has also signed an LOI with EKO to develop fuel cell battery charging units and supply balance of plant, including batteries, wind turbines and power electronics, for a Remote Area Power Station (RAPS) system known as the Hybrid Electric Renewable Micro Energy Station (HERMES).

SolCool One Merger Agreement - In August 2009, Neah Power entered into a first amended and restated agreement and plan of merger (the “Merger Agreement”) with SolCool One, LLC ("SolCool"), a leader in the solar air conditioning industry. SolCool specializes in supplying solar air conditioning systems and has a recognized distribution and support network in various regions throughout the world along with an established manufacturing relationship. SolCool has a strong distribution network that could also be used to sell Neah Power’s fuel cell products. Additional synergies could include adding a fuel cell to the solar air conditioning systems in order to extend the off-the-grid duration of the product. A solar panel/lithium-ion/fuel cell integrated system could also be developed for use as power supply for off-the-grid applications or as a back up power supply. Under the terms of the Amended Merger Agreement, the Company will (i) issue $500,000 of common stock, or  approximately 197,000 shares, of common stock at a price of $2.54 per share, such shares of common stock to vest as follows: 50% upon execution and the remaining 50% 24 months from date of the Amended Merger Agreement, such vesting contingent as per terms outlined in the Amended Merger Agreement, and (ii) pay $10,000 to fund SolCool’s operations and shipments at the Closing Date as that term is defined in the Amended Merger Agreement and $90,000 within 30 days of the Closing Date. The shares of common stock will be held in escrow to ensure payment of SolCool’s indemnification obligations under the Amended Merger Agreement. The closing of the merger is subject to other customary closing conditions.

Cash Position, Going Concern and Recent Financing Activities

Neah Power has limited capital resources. The Company’s auditor’s report for its consolidated financial statements as at and for the year ended September 30, 2008 contains a “going concern” qualification indicating that the Company’s ability to continue as a going concern is substantially in doubt. The Company must, therefore, raise sufficient capital to fund the overhead burden and its continuing research and development efforts going forward.

Neah Power’s consolidated financial statements are prepared consistent with accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Neah Power has $49,000 in unrestricted cash on hand as of June 30, 2009, an accumulated deficit as of June 30, 2009 in the amount of approximately $43,864,000, and negative working capital of approximately $3,430,000. For the nine months ended June 30, 2009, the Company had negative cash flow from operating activities in the amount of approximately $594,000. The Company has limited capital resources and has sustained substantial losses, which raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company have to curtail operations or be unable to continue in existence.

Discussion of Cash Flows

Neah Power used cash of approximately $594,000 in operating activities in the nine months ended June 30, 2009, compared to $1,972,000 in the comparable nine month prior year period. Cash used in operating activities relates primarily to funding net losses, partially offset by amortization of discount on debt and share-based payments of interest and forbearance fees on debt and other expenses and the changes in assets and liabilities. The Company expects to use cash for operating activities in the foreseeable future as it continues its operating activities.

Neah Power’s investing activities used cash of approximately $16,000 in the nine months ended June 30, 2009 due to issuance of notes receivable, compared to $15,000 related to purchases of equipment in the comparable nine month prior year period.

Neah Power’s financing activities provided cash of approximately $599,000 in the nine months ended June 30, 2009 compared to approximately $1,278,000 in the comparable nine month prior year period. Changes in cash from financing activities are due to proceeds from issuance of Series A Preferred Stock and net proceeds, net of repayments, from issuance of notes payable.

Recent Financing Activities

Neah Power has relied primarily on sales of securities and proceeds from borrowings for operating capital. During the nine months ended June 30, 2009, the Company has received approximately $148,000 from a private placement funding for its Series A Preferred Stock.

Additionally, on February 12, 2009, the Company entered into a Securities Purchase Agreement with Agile Opportunity Fund, LLC (“Agile”) and Capitoline Advisors (“Capitoline”) under which the Company was to receive funds through the issuance of Original Issue Discount Term Convertible Notes secured by all assets of the Company. On February 12, 2009, the Company received funds in the net amount of approximately $162,000 from Agile in the first of three tranches. The Company received additional tranches from Agile in the net amount of approximately $177,000 and $88,000 on March 4, 2009 and June 9, 2009, respectively. The notes are convertible at $3.33 per share, at the discretion of the creditor. On July 9, 2009, July 28, 2009 and August 10, 2009, the Company received funds from Capitoline in the net amounts of approximately $23,000, $92,000 and $46,000, respectively. As of the date of this report, the Company has not received full funding under this agreement. This delay has impacted the Company greatly, including the reduction in staff salaries and the institution of significant furloughs in order to conserve cash. As of the date of this report, the principal balances of the Notes remain unpaid. The Company is negotiating with Agile and Capitoline on forbearance. However, there is no assurance that they will grant forbearance or refrain from taking actions available to them under the agreement.

In July 2009, the Company entered into a Preferred Stock Purchase Agreement (the “Purchase Agreement”) with Optimus Capital Partners, LLC (“Optimus”) under which Optimus has committed to purchase up to $10 million of the Company’s Series B Preferred Stock. The Company expects the proceeds from this funding to address its negative working capital and liquidity concerns. Without this funding, the Company’s current cash balance is estimated to support its operations through approximately August 2009. The failure to obtain the necessary working capital would have a material adverse effect on the Company’s development program, business prospects and, depending upon the shortfall, the Company may have to curtail or cease operations.

During the nine months ended June 30, 2009, the Company also received payments of approximately $1,147,000 from the ONR pursuant to the terms of a grant providing expense reimbursement for continuing research and development having to do with certain technology.

Comparison of Three and Nine Months Ended June 30, 2009 to the Three and Nine Months Ended June 30, 2008

Total revenues decreased to approximately $161,000 from $459,000 for the three months ended June 30, 2009 and 2008, respectively, a decrease of approximately $298,000, or 65%. Total revenues decreased to approximately $1,107,000 from $1,176,000 for the nine months ended June 30, 2009 and 2008, respectively, a decrease of approximately $69,000, or 6%. The decrease was due to the winding up of activity from the Company’s contract with the Office of Naval Research (“ONR”) contract, which was primarily for expense reimbursement. Prior to June 30, 2009, the Company has reached the expense reimbursement limits under the terms of the agreement with ONR.

Research and development costs (“R&D”) decreased from approximately $634,000 to $194,000 for the three months ended June 30, 2008 and 2009, respectively, a decrease of approximately $440,000, or 69% and decreased from approximately $2,491,000 to $1,119,000 for the nine months ended June 30, 2008 and 2009, respectively, a decrease of approximately $1,372,000, or 55%, due to the following:

•
Salaries expense decreased by $282,000, to $91,000 from $373,000 recorded in the prior year’s three month comparable period and decreased by $673,000, to $717,000 from $1,390,000 recorded in the prior year’s nine month comparable period due to the streamlining of operations and reductions in head count.

•
R&D project and laboratory expenses, including direct expenditures relating to the ONR contract, decreased by $124,000, to $30,000 from $154,000 recorded in the prior year’s three month comparable period and decreased by $272,000, to $202,000 from $474,000 recorded in the prior year’s nine month comparable period.

•
 There was $3,000 in stock-based compensation expense incurred in the nine months ended June 30, 2009 compared with $177,000 in stock based compensation expense incurred in the prior year’s nine month comparable period.

•
Facilities expenses decreased by $17,000, to $67,000 from $84,000 recorded in the prior year’s three month comparable period and decreased by $116,000, to $175,000 from $291,000 recorded in the prior year’s nine month comparable period, primarily due to a decrease in leased office space and reduced IT and computer related expenditures.

•
Depreciation expense decreased by $15,000, to $7,000 from $22,000 recorded in the prior year’s three month comparable period and decreased by $137,000, to $22,000 from $159,000 recorded in the prior year’s nine month comparable period, due to laboratory assets reaching the end of their accounting useful lives.

General and administrative expenses (“G&A”) decreased from approximately $486,000 to $177,000 for the three months ended June 30, 2008 and 2009, respectively, a decrease of approximately $309,000, or 64%, and decreased from approximately $2,261,000 to $744,000 for the nine months ended June 30, 2008 and 2009, respectively, a decrease of approximately $1,517,000, or 67%, due to the following:

•
Stock compensation expense decreased by $166,000, to $4,000 from $170,000 recorded in the prior year’s three month comparable period and decreased by $512,000, to $27,000 from $539,000 recorded in the prior year’s nine month comparable period. No shares or options were granted to G&A personnel during the three and nine month periods ended June 30, 2009.  The Company also recorded to expense $23,000 and $167,000 in deferred Board of Director’s compensation in the three and nine months ended June 30, 2009, respectively, as compared to no expense charged in the prior year comparable periods.

•
Professional services expenses decreased by $79,000, to $78,000 from $157,000 recorded in the prior year’s three month comparable period and decreased by $496,000, to $191,000 from $687,000 recorded in the prior year’s nine month comparable period, primarily due to reductions in technical consulting, legal and accounting services.

•
Marketing and other administrative expenses decreased by $157,000 to $32,000 from $189,000 in the prior year’s nine month comparable period primarily due to decreases in marketing, public relations, and employee travel and moving expenses.

•
Salaries expense decreased by $80,000, to $54,000 from $134,000 recorded in the prior year’s three month comparable period,  and decreased by $505,000, to $296,000 from $801,000 recorded in the prior year’s nine month comparable period, primarily due to the reductions in G&A staff and staff furloughs.

Amortization of deferred financing costs decreased $22,000 from $171,000 in the prior year three month period to $149,000 in the current year comparable period and decreased by $225,000 to $200,000 from $425,000 in the prior year nine month period. The decreases pertain to the differing loan terms and resulting non-interest expenses and fees on the Company’s loans with Agile incurred in the three and nine months ended June 30, 2009 as compared with those of the loans with EPD Investment Co., LLC (“EPD”) and CAMHZN Master LDC (“CAMHZN “) for the same periods in 2008.

Interest expense, net, for the three months ended June 30, 2009, was $377,000 as compared to $499,000 in the prior year’s comparable quarter a decrease of $122,000, or 24%, and $1,149,000 as compared to $1,383,000 in the prior year’s comparable nine month period, a decrease of $234,000, or 17%. The decreases are primarily due to the differing loan terms and resulting interest on the Company’s loans with Agile incurred in the three and nine months ended June 30, 2009 as compared with those of the loans with EPD Investment Co., LLC and CAMHZN Master LDC for the same periods in 2008.

Critical Accounting Policies and Estimates

Neah Power prepares its consolidated financial statements in conformity with accounting principles generally accepted in the U.S. As such, the Company is required to make certain estimates, judgments and assumptions that the Company believes are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the periods presented. Actual results could differ significantly from those estimates under different assumptions and conditions. Critical accounting policies for the Company include revenue recognition, accounting for research and development costs, accounting for contingencies, accounting for income taxes, accounting for stock-based compensation and accounting for deferred financing costs. Other key estimates and assumptions that affect reported amounts and disclosures include depreciation and amortization and expense accruals. The Company also has other policies that it considers key accounting policies; however, these policies do not meet the definition of critical accounting estimates because they do not generally require the Company to make estimates or judgments that are difficult or subjective.

Recently Issued Accounting Pronouncements

In May 2008, the FASB (“Financial Accounting Standards Board”) issued FASB Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled In Cash Upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 requires separate accounting for the liability and equity components of convertible debt instruments in a manner that reflects the entity’s non-convertible debt borrowing rate.  FSP APB 14-1 is effective for reporting periods beginning after December 15, 2008.  The implementation of FSP APB 14-1 is not expected to have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

In June 2008, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”), which is effective for fiscal years beginning after December 15, 2008, with earlier application not permitted by entities that have previously adopted an alternative accounting policy. The adoption of EITF 07-5’s requirements will affect accounting for convertible instruments and warrants with provisions that protect holders from declines in the stock price (“down-round” provisions). Instruments with such provisions will no longer be recorded in equity. EITF 07-5 guidance is to be applied to outstanding instruments as of the beginning of the fiscal year, in which the EITF 07-5 is applied. The cumulative effect of the change in accounting principle shall be recognized as an adjustment to the opening balance of retained earnings (or other appropriate components of equity) for that fiscal year, presented separately. The cumulative-effect adjustment is the difference between the amounts recognized in the statement of financial position before initial application of EITF 07-5 and the amounts recognized in the statement of financial position upon its initial application. The amounts recognized in the statement of financial position, as a result of the initial application, are determined based on the amounts that would have been recognized if the guidance in EITF 07-5 had been applied from the issuance date of the instrument. The Company is assessing the impact of adoption of EITF 07-5 on the Company’s financial position and results of operations.

In February 2008, the FASB issued FASB Staff Position 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 to October 1, 2009, for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company believes the adoption of the delayed items of SFAS No. 157 will not have a material impact on its financial statements.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in net income and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in net income. SFAS No. 160 is effective for the Company beginning October 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. The Company believes the adoption of SFAS No. 160 will not have a material impact on its financial statements.

Item 4T. Controls and Procedures.

Neah Power’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of its disclosure controls and procedures as of June 30, 2009. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions to be made regarding required disclosure. It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), have concluded that, subject to the inherent limitations noted in this Part I, Item 4T, as of June 30, 2009, the disclosure controls and procedures were not effective due to the existence of material weaknesses in the Company’s internal control over financial reporting, as discussed below.

Neah Power’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934). A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the interim or annual consolidated financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of its internal control over financial reporting as of June 30, 2009, and this assessment identified the following material weaknesses in the internal control over financial reporting.

•	Inadequate or ineffective policies for documenting transactions;

•	Inadequate or ineffective design of policies and execution of processes related to accounting for transactions; and

•	Inadequate or ineffective internal control environment related to segregation of duties.

In making the assessment of internal controls over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Because of the material weakness described in the preceding paragraph, management believes that, as of June 30, 2009, the Company’s internal control over financial reporting was not effective based on those criteria.

The Company has established several internal controls that management believes has materially affected internal controls over financial reporting and intends to design and implement further policies and procedures to remediate the material weaknesses in its internal control over financial reporting.

This quarterly report on Form 10-Q does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no additional changes in our internal control over financial reporting during the current quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following unregistered equity securities have been issued during the three months ended June 30, 2009, the proceeds from which were used for general operating purposes.

Series A Preferred Stock
Period	Total Number of Shares Issued	Average Price Paid per Share
Month #3
(June 2009)	375,000	$0.040
	375,000	$0.040

Common Stock
Month #3
(June 2009)	1,872,660	$0.187
	1,872,660	$0.187

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

NEAH POWER SYSTEMS, INC.

Dated: August 18, 2009	By:	/s/ GERARD C. D’COUTO
Gerard C. D’Couto
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 18, 2009	By:	/s/ STEPHEN WILSON
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