Form 10-Q/A
period 2009-06-30
NEAH POWER SYSTEMS, INC.
filed 2009-08-19
CIK 1162816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________

FORM 10-Q/A
Amendment No. 1

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

Large accelerated filer Accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 17, 2009

Common Stock, $0.001 par value	33,575,875[1]

1 The number of shares in this 10-Q/A reflects the 1:200 reverse split and 6:1 forward split but not the reduced per share price since the payment date for the forward split is not until August 24, 2009.

Explanatory Note

This Amendment No. 1 to the Quarterly Report on Form 10-Q filed by Neah Power Systems, Inc. is being filed solely to add footnote number 1 to the front page of this form.

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