Form 10-K
period 2009-09-30
NEAH POWER SYSTEMS, INC.
filed 2010-01-13
CIK 1162816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2009

Commission File Number      000-49962

NEAH POWER SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Nevada	88-0418806
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

22118 20th Ave SE, Suite 142, Bothell, Washington	98021
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (425) 424-3324

Securities registered pursuant to Section 12(b) of the Exchange Act:   None.

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common stock, $0.001 par value per share
(Title of Each Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes    ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes    ☐  No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes ☒           No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One).
Large accelerated filer ☐           Accelerated filer ☐       Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐            No ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates was approximately $1,279,000 as of March 31, 2009 based upon the closing price of common stock on March 31, 2009.

As of January 11, 2010, there were 36,592,730 million shares of the Registrant’s $0.001 par value common stock outstanding.

NEAH POWER SYSTEMS, INC.
TABLE OF CONTENTS

Explanatory Note

As used herein, (a) the terms “Neah Power,” “Company,” “we,” “our” and like references mean and include both Neah Power Systems, Inc., a Nevada corporation (formerly, Growth Mergers, Inc.), and our wholly-owned subsidiary, Neah Power Systems, Inc., a Washington corporation, on a combined basis, (b) the term, “Neah Power Washington” refers only to the Washington corporation. Except as otherwise expressly indicated, all references to shares of capital stock, notes, warrants, options and other outstanding securities mean securities only of the Nevada corporation.

Forward Looking Statements

This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Specifically, all statements other than statements of historical facts included in this annual report regarding our financial position, business strategy and plans and objectives of management for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of management, as well as assumptions made by and information currently available to management. When used in this annual report, the words “anticipate,” “believe,” “estimate,” “expect,” “may,” “will,” “continue” and “intend,” and words or phrases of similar import, as they relate to our financial position, business strategy and plans, or objectives of management, are intended to identify forward-looking statements.

These statements reflect our current view with respect to future events and are inherently subject to risks and  uncertainties, many of which we cannot predict with accuracy and some of which we might not even anticipate.  Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions at the time made, we can give no assurance that such expectations will be achieved.  Future events and actual results, financial and otherwise, may differ materially from those expressed in the forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements.  We have no duty to update or revise any forward-looking statements after the date of this Annual Report on Form 10-K and the documents incorporated herein by reference or to conform them to actual results, new information, future events or otherwise.

The following factors, among others, could cause our or our industry’s future results to differ materially from historical results or those anticipated:

•	general economic conditions;

•	our future capital needs and our ability to obtain financing;

•	our ability to obtain governmental approvals, including product and patent approvals;

•	the success or failure of our research and development programs;

•	the acceptance and success of our fuel cell products;

•	our ability to develop and commercialize or products before our competitors; and

•	our limited operating history

These factors are the important factors of which we are currently aware that could cause actual results, performance or achievements to differ materially from those expressed in any of our forward looking statements.  We operate in a continually changing business environment and new risk factors emerge from time to time.  Other unknown or unpredictable factors could have material adverse effects on our future results, performance or achievements. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report may not occur.

PART I

ITEM 1: BUSINESS

Overview

We are engaged in the development and sale of renewable energy solutions. Our fuel cells are designed to replace existing rechargeable battery technology in mobile electronic devices and small-scale transportation vehicles. Our long-lasting, efficient and safe power solutions for these devices, such as notebook PCs, military radios, and other power-hungry computer, entertainment and communications products, use our patented, silicon-based design with higher power densities to enable lighter-weight, smaller form-factors and potentially lower costs.  Through our recent agreement to acquire SolCool One, LLC (“SolCool”), we also intend to expand our portfolio of renewable energy solutions. SolCool is a leading supplier of direct current (“DC”) air-conditioning systems for off-the-grid applications. We intend to utilize SolCool’s worldwide distribution network and developed market to facilitate the adoption of fuel cells and Remote Area Power Supplies (“RAPS”), or integrated power solutions, for similar applications of our fuel cell products.

Based on our research and testing, we believe our team of world-class engineers and scientists can continue to develop a commercially viable fuel cell that will outperform lithium ion batteries and other batteries in terms of run time, recharge time, portability and other measures of battery performance. Our fuel cell solution is particularly beneficial in applications currently requiring the use of more than one battery, since the user will only need to carry a single fuel cell with a supply of additional cartridges resulting in reduced burden.  We have developed what we believe is a potential breakthrough in the development of a direct methanol micro fuel cell, which may serve as a replacement for batteries in a variety of products.   Based on our seven issued patents and 4 additional U.S. patent filings, we believe our technology is proprietary and can be protected.

In 2009 we continued to advance the development of our technology. This included the completion of our fuel cell prototype and the subsequent completion of a system not requiring the availability of oxygen from the environment (“anaerobic” or “closed loop system”). We also demonstrated an air-breathing (“aerobic”) system.  We expect the prototype and the related technology to form the foundation for future fuel cell products that we plan to further develop and sell to customers over the next fiscal year.

During 2009, we received payments of approximately $1,147,000 from the Office of Naval Research (“ONR”) pursuant to the terms of a grant providing expense reimbursement for continuing research and development (“R&D”) having to do with certain technology. This system was successfully developed and demonstrated to the ONR in September 2009.

We have announced customer relationships with EKO Vehicles of Bangalore (“EKO”) and Hobie Cat Company (“Hobie Cat”) to develop early production devices that can be evaluated by original equipment manufacturers (“OEM’s”) for the eventual deployment of fuel cell products that we or potential licensees will use to manufacture products for sale to our partners, distributors or OEM customers. We also intend to design and distribute the fuel cartridge that our fuel cells require for refueling. We expect to generate future revenues from the sale and licensing of both fuel cartridges and the completed fuel cells. Our current business plan contemplates that we will subcontract to third parties substantially all of the production and assembly.   Prototype development continues and we expect to make our energy products commercially available in fiscal 2010.

Background

Neah Power Systems, Inc. was incorporated in the State of Nevada on February 1, 2001 under the name Growth Mergers, Inc. Effective March 9, 2006, Growth Mergers, Inc. entered into an Agreement and Plan of Merger, as amended on April 10, 2006, whereby Growth Acquisitions, Inc., a Washington corporation and wholly-owned subsidiary of Growth Mergers, Inc., merged with and into Neah Power Washington. Following the merger, Growth Mergers, Inc. changed its corporate name from Growth Mergers, Inc. to Neah Power Systems, Inc. By virtue of this merger, Growth Mergers, Inc. (as Neah Power Systems, Inc.) became the parent corporation of Neah Power Washington.

The purpose of the merger was to enable Neah Power Washington, as Growth Mergers, Inc.’s subsidiary, to access the capital markets via a public company. Our common stock currently trades on the OTC Bulletin Board under the symbol “NPWZ.” We intend to pursue a qualification on the American Exchange, but there is no assurance that we will qualify for quotation on a national securities association or exchange.

SolCool One, LLC Acquisition

On July 27, 2009, and amended September 19, 2009, we entered into a first amended and restated agreement and plan of merger (the “Amended Merger Agreement”) with SolCool, Neah Power Acquisition Corp. (“Merger Sub”), our wholly-owned subsidiary, and Mark Walsh, manager and founder of SolCool, pursuant to which the Merger Sub will be merged into SolCool (the “Merger”).

Under the terms of the Amended Merger Agreement, we will issue $500,000 of common stock, or 476,000 shares of common stock, at a price of $1.05 per share, such shares of common stock to vest as follows: (i) 50% upon execution and the remaining 50% 24 months from date of the Amended Merger Agreement, such vesting contingent upon Mark Walsh remaining as our employee and using his best efforts to achieve SolCool’s business plan, and (ii) pay $100,000 to fund SolCool’s operations and shipments. In August 2009, we paid $10,000 towards the cash payment obligation. In October 2009, we issued the initial payment of 238,000 shares. 238,000 additional common shares were issued in October 2009 and will be held in escrow to ensure best-effort execution of SolCool’s obligations under the Amended Merger Agreement. The closing of the merger is subject to other customary closing conditions including the filing of the articles of merger with the applicable states. For accounting purposes the acquisition was not completed before September and thus has not been reflected in the consolidated financial statements.

SolCool’s existing worldwide distribution infrastructure could provide us with a distribution channel to distribute our products worldwide. We also anticipate using some of the energy generation, storage, and regulation expertise from SolCool to create new product offerings for energy generation and storage.

RESEARCH AND DEVELOPMENT

We conduct our research and development activities at our headquarters in Bothell, Washington.  We plan to invest in research and development and anticipate that our R&D costs will increase in 2010 compared to prior years due to the anticipated increase in product development related to technology improvements and specific customer products.

Our Unique Patented Technology

Rather than joining numerous other companies attempting to create Proton Exchange Membrane (“PEM”)-based direct methanol fuel cells (“DMFC”s), we felt an entirely new design approach was necessary to achieve the power capacity and reliability required by portable electronic devices. Our unique fuel cell design utilizes a patented porous silicon electrode structure and circulating liquid streams of fuel, oxidant and electrolyte that produce the chemical reactions needed to generate power. We believe our use of porous silicon and liquid oxidant is unique in the fuel cell industry. In final form, our products can be packaged in plastic casings to create self-contained systems that retain the excess water produced during operation and prevent contamination to the cathode as occurs in traditional PEM-based DMFCs. Furthermore, since our design is based largely on standard silicon wafer processing, we believe that it should have significant manufacturing advantages over traditional fuel cells.  Compared to competing DMFC technologies that use carbon-based electrodes and solid PEM’s, we believe that our approach will deliver higher power output and lower cost for the equivalent size of fuel cell. We also believe that our fuel cells will be more reliable and operate in a broader range of environments. We believe that our ability to use silicon electrodes, leverage the cost benefits of semiconductor manufacturing, and contain all chemical reactants within the fuel cell will give us distinct competitive advantages.

Porous Silicon Electrodes

Our electrode architecture uses conductive porous silicon as the catalyst support structure rather than carbon typically used in fuel cells. Using a silicon wafer commonly used in the semiconductor industry, we etch a pattern of millions of microscopic pores into the silicon. A conductive film is then applied to the surface of the pore walls followed by a catalyst coating over the conductive film. The process can be used to produce either anode or cathode electrodes depending on the type of catalyst used. The final result is a porous electrode that enables a larger reactive surface area to generate more power.

While our focus has been on the closed loop non–air (“anaerobic”) systems, in 2009, we also demonstrated an aerobic system which could be used where the quality of the air is high and predictable. This would reduce the complexity of the system, as well as increase the energy density of the system.

Comparison Between Porous Silicon Fuel Cells and PEM-Based Designs

We believe that the principal advantages of our approach over PEM-based designs include:

•
Our use of porous silicon electrodes and the liquid electrolyte, eliminate a range of possible failure modes that have hampered introduction of PEM based systems. These include degradation of the PEM membrane, crossover of methanol fuel and degradation of the cathode catalyst, damage to the cathode catalyst by exposure to airborne contaminants such as sulfur; and flooding or alternatively drying out of the cathode catalyst. We believe that these advantages will allow our fuel cells to operate in a broader range of environmental conditions, in all orientations, with high reliability.

•
The use of silicon technology allows us to make use of existing silicon production infrastructure, with reduced need to create specialized production facilities. We can also use standard silicon technology to optimize the dimension of the pores for high power, while reducing the thickness to reduce cost and overall dimensions of the fuel cell.

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

•	The design of the fuel cell avoids conflicts with numerous patents and is itself patented by us.

•	Water created in the fuel cell reaction is retained in the fuel cartridge, not vented where it can damage the host device.

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

•	The need to select materials compatible with the chemistry.

As an ongoing effort to increase the competitiveness of our product, we must focus on the following areas:

•	Increase the volumetric power density over the power density currently available in our fuel cells - this will enable us to build more compact solutions

•
Complete development of manufacturing techniques for fuel cell and fuel cartridge assembly, allowing the unit to meet relevant specifications (such as those of the Underwriters’ Laboratories) that are required by many customers;

•	Further develop manufacturing techniques for key components of the fuel cells and locate suitable manufacturing partners or subcontractors; and

•	Reduce the gold and platinum precious metal content of the fuel cells from present levels according to a staged program in order to meet our production cost objectives.

•	Improve the aerobic solution that will provide higher energy density for aerobic applications, while leveraging other capabilities from our anaerobic system

COMMERCIALIZATION STRATEGY

We are focusing our initial strategy on the market for fuel cells for use in anaerobic or low oxygen content environments, such as under water, aerospace and military applications. Both EKO and Hobie Cat currently have electric drive consumer products where power capacity is limited by the need for extensive battery re-charging. Implementation of a fuel cell could enable continuous operation of these electric drive vehicles by the use of fuels cells with supplies of fuel cartridges. Also, competing PEM-based fuel cells could have significant operational limitations when environments contain diesel fumes or high humidity. We expect that partnerships with EKO, Hobie Cat and other potential customers will enable us to validate our product, supply chain and overall product strategy.

Beyond these initial markets, we intend to pursue the military, industrial and consumer markets, since we believe our product can also provide significant benefits within these business segments.

The Fuel Cell Market

Fuel cells can be categorized by the market applications they potentially serve and by their power output. We are focused on providing an alternative to conventional batteries for portable electronic devices that typically operate in the 5-1000+ Watt range. Specifically, we are targeting military, industrial and consumer markets with potential applications for computer, electronic media as well as products for military and homeland security electronic equipment.

These segments of the fuel cell market include low power systems (less than 10 Watts) for low power devices and trickle chargers, and higher power systems (greater than 100 Watt) typically aimed at stationary power generation or vehicle power plants. In particular, our technology may provide some unique advantages over batteries and other types of fuel cells in harsh environments or where access is limited or unavailable.

Our target market segment has a number of specific requirements and unique challenges. To succeed in this segment, fuel cells must have a high power density (high wattage for their size and weight), be relatively insensitive to the quality of the surrounding air and be cost effective. They must also be safe, easily portable, and efficient. The fuel cells must be transportable and operate reliably in a wide range of environmental conditions.

Within the 10-100 watt battery replacement space, the dominant technology direction over the last 30 years has been the ongoing development of fuel cells based on PEM. A PEM is usually a polymeric structure resembling a thin sheet of plastic that conducts protons, acting as a solid state electrolyte for electrochemical reactions. Typical PEM based fuel cells use this material as a basic building block of the electrochemical power generation unit. PEM -based solutions may use either the oxidation of hydrogen gas as the fuel source or the direct oxidation of liquid methanol in the DMFC configuration.

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

Remote Area Power Supplies (“RAPS”) Market

After the completion of the SolCool acquisition, we anticipate building on SolCool’s expertise to create RAPS which can provide 1kW to 10+ kW power systems that can operate off-the-grid. These systems would include a renewable, DC-based generation system (solar, wind, etc.), a power modulation system (DC-DC converter, DC-AC inverter) and storage systems. We expect increasing demand based on the current focus on renewable energy, and the need to reduce dependence on a depleting resource (fossil fuels) and, based our internal marketing estimates and reports published by the marketing research firm of Frost and Sullivan, this market is estimated to be in the range of $15 billion to $20 per year. In addition, RAPS products could provide backup power for critical infrastructure like cell phone towers, communication infrastructure and other command and control systems in developed countries.

Market for Military Applications

Our R&D efforts to date have demonstrated the potential use of our fuel cells in a variety of military applications. The technology has the potential to provide longer power duration at significantly reduced size and weight. In addition, we believe our fuel cells may provide an environmentally friendly solution compared to rechargeable or non-rechargeable batteries.  Our products particularly address anaerobic needs such as underwater, underground, close quarters and high altitude and no atmosphere applications specific to military needs.

We believe that the market for military applications will be greater than $2 billion per year, as reflected in market research by Frost and Sullivan, as well as our internal marketing estimates.  This market includes fuel cell replacements for batteries, fuel cell power sources for specialized applications like underwater and/or unmanned vehicles and backup power supplies.

  Office of Naval Research - During the year ended September 30, 2009, we received payments of approximately $1,147,000 from the Office of Naval Research (“ONR”) pursuant to the terms of a grant providing expense reimbursement for continuing research and development having to do with certain technology. This contract included various technical developments, and the demonstration of a closed loop, self contained, anaerobic system. This system was successfully developed and demonstrated to the ONR in September 2009.

Other - We were party to a development agreement with a customer to develop proof-of-concept fuel cell power source prototypes (Phase I) and, if successful and elected by the customer, the development of fuel cell power sources (Phase II). We received $344,000 for certain services in Phase I and recognized revenue of $154,500 for the completion of the initial Phase I requirement in 2004 and deferred the balance of $189,500 until the related services were rendered and the final Phase I milestone was reached. We believe the final Phase I milestone was reached in 2009. However, customer acceptance has not yet occurred and the balance of $189,500 has not yet been recognized as revenue.

 Market for Industrial Applications, RAPS, and Transportation

We are currently developing RAPS that are renewable energy, fuel cell-based power generation and storage systems that can be used for distributed power applications where the quality of the electrical grid is non-existent or sub–par, or where back up power is needed.

In July 2009 we signed a Letter of Intent (“LOI”) with EKO, one of India’s larger manufacturers of electric two wheel vehicles, to develop fuel cell battery charging units for integration into their electric scooters, as well as  RAPS to act as charging stations for the scooters and off -grid power sources. With sufficient funding, we expect to deliver several beta prototype units in 2010 and after successful evaluation we expect to ship several hundred units.

In July 2009 we signed a technology license agreement with Hobie Cat to explore the use of our proprietary fuel cells to power various recreational water craft products. Additionally, we signed a LOI with Hobie Cat to produce on-board fuel cell battery chargers for their line of electric kayaks. With sufficient funding, we anticipate delivery of several beta prototype systems in 2010, and several hundred systems after successful completion of the beta evaluations.

Market for Consumer Mobile Electronics

Recent trends continue to demonstrate a clear need for better and longer-lasting power solutions to close the “power gap,” which is defined as the difference between the power capacity and the power need, thus enhancing mobility and productivity. Based on user demand, mobile electronic companies continue to add features for richer experiences. Notebook PC makers, for example, in recent years have enhanced their products with larger, more vivid color displays, faster processors, larger hard drives, DVD and/or CD drives, as well as multimedia and wireless networking capabilities. Each of these additions requires more power and, taken together, can be a significant drain on the PCs limited battery capacity.  Users are also more dependent on these mobile devices and using them longer without access to A/C power compounds the power gap.  Sales of notebook PCs continue to grow faster than those of the overall PC market, and now represent more than half of all PCs sold. The size of the consumer market is estimated to be between $6 billion and $8 billion per year, as reflected in market research by Frost and Sullivan and our internal marketing estimates, with no clear incumbent solution. Moreover, with the growth and widespread availability of high-speed wireless connections (Wi-Fi) in corporate offices and public locations, “persistent” computing - constant connectivity to the Internet, e-mail and corporate files - is becoming commonplace, creating additional demands for longer-lasting power.

 We believe that our fuel cells, when fully developed, will be capable of bridging the power gap by having more power, a longer life and instant recharge capability using replacement fuel cartridges. In addition, we believe that they will be smaller and lighter-weight than the batteries currently in use.

PROPRIETARY RIGHTS AND INTELLECTUAL PROPERTY

We rely primarily on patents and contractual obligations with employees and third parties to protect our proprietary rights.  We intend to seek appropriate patent protection for our proprietary technologies by filing patent applications in the U.S. and in certain foreign countries.  As of December 31, 2009, we owned or controlled seven issued or allowed U.S. patents and four pending U.S. patent applications, including provisional patent applications.

Our patents and patent applications are directed to the components and systems involved in our fuel cell design and  the use of porous substrates coated with catalyst as fuel cell electrodes and electrode structures, cell bonding techniques, and cartridges   Our financial success will depend in large part on our ability to:
•	obtain patent and other proprietary protection for our intellectual property;
•	enforce and defend patents and intellectual property once obtained;
•	operate without infringing on the patents and proprietary rights of third parties; and
•	preserve our trade secrets;

In addition, we believe our fuel cell design and technology are not in conflict with the U.S. patents covering PEM-based DMFCs held by several organizations.

EMPLOYEES

As of December 31, 2009, we had thirteen employees, including two executive officers, eight persons in research and development and two clerical and administrative personnel.

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

AVAILABLE INFORMATION

We are a reporting company and file annual, quarterly and special reports, and other information with the SEC. You may read and copy these reports at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 or email the SEC at publicinfo@SEC.gov for more information on the operation of the public reference room. Our SEC filings are also available at the SEC’s website at http://www.sec.gov.

ITEM 1B.  Unresolved Staff Comments.

None.

ITEM 2: Properties.

The following is a summary of our property and related lease obligation.  We do not own any real property.  We believe that these facilities are sufficient to support our research and development, operational and administrative needs under our current operating plan.

We currently lease both our corporate headquarters and laboratory facilities under a lease agreement which expired March 31, 2009 and was extended through September 30, 2009. We currently lease on a month-to-month basis, and intend to negotiate with the landlord for a lease extension.

ITEM 3: Legal Proceedings.

Our landlord has filed a claim for unpaid rent in the amount of $76,069 in a case styled Teachers Insurance & Annuity v. Neah Power Systems, Inc. in the Superior Court of the State of Washington, County of King, and was granted a default judgment in December 2009 in the amount of $81,866. Pursuant to that judgment, in January 2010 we received a notice of eviction from our landlord for the unpaid rent. We hope to avoid eviction by payment of the past-due rent prior to the notice response date of January 21, 2010.

A consultant of the Company obtained a default judgment in December 2009 in the amount of $62,524 in a case styled Novellus Systems, Inc. v. Neah Power Systems, Inc. in the Superior Court of California, County of Santa Clara.

ITEM 4: Submission of Matters to a Vote of Security Holders.

None.

PART II

ITEM 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock trades on the Over-the-Counter Bulletin Board under the symbol "NPWZ." Set forth below are the range of high and low bid quotations for the periods indicated as reported by the OTCBB. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

	High	Low
Fiscal Year Ended September 30 2007:
First Quarter (October 1, 2006 – December 31, 2006)	$68.33	$25.00
Second Quarter (January 1, 2007 – March 31, 2007)	61.33	28.67
Third Quarter (April 1, 2007 – June 30, 2007)	34.00	14.00
Fourth Quarter (July 1, 2007 – September 30, 2007)	22.00	6.67
Fiscal Year Ended September 30, 2008:
First Quarter (October 1, 2007 – December 31, 2007)	$12.33	$5.50
Second Quarter (January 1, 2008 – March 31, 2008)	7.00	0.83
Third Quarter (April 1, 2008 – June 30, 2008)	3.08	0.77
Fourth Quarter (July 1, 2008 – September 30, 2008)	1.00	0.08
Fiscal Year Ended September 30, 2009:
First Quarter (October 1, 2008 – December 31, 2008)	$0.33	$0.08
Second Quarter (January 1, 2009 – March 31, 2009)	0.27	0.12
Third Quarter (April 1, 2009 – June 30, 2009)	8.93	0.12
Fourth Quarter (July 1, 2009 –September 30, 2009)	5.27	0.93

On July 27, 2009, we effected a 200:1 reverse stock split of all issued and outstanding shares of our common stock. On August 14, 2009, we effected a 6:1 forward split of all issued and outstanding shares of our common stock. This schedule reflects those changes to the historical prices.

The last sale price of our common stock on December 31, 2009, was $0.60.

Holders

As of December 31, 2009, there were approximately 350 holders of record of our common stock. This number does not include beneficial owners of common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

Dividends

We have not paid any cash dividends to date and do not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of our business.

Unregistered Sales of Equity Securities

The following sets forth certain information for all securities we sold during the fiscal year ended September 30, 2009 without registration under the Securities Act of 1933, as amended, other than those sales previously reported in a Current Report on Form 8-K or a Quarterly Report on Form 10-Q:

In September 2009, we issued 24,000 warrants to purchase shares of our common stock at $1.05 per share to DNA Global for business development services provided. The warrants are exercisable until September 2010. In August 2009, we issued 120,000 warrants to purchase shares of our common stock at $2.08 per share to Aaron Grunfeld for legal services provided. The warrants are exercisable until August 2014. In July 2009, we issued 26,000 warrants to purchase shares of our common stock at $0.29 per share to Biomed Capital for fees paid to investment bank for assistance in raising capital. These warrants were exercised in November 2009. In July 2009, we issued 3,000 warrants to purchase shares of our common stock at $0.29 per share to Moody Capital for fees paid to investment bank for assistance in raising capital. The warrants are exercisable until July 2010.

In February 2009, we entered into a Securities Purchase Agreement with each of Agile Opportunity Fund, LLC (“Agile”) and Capitoline Advisors, Inc. (“Capitoline”) under which we were to receive funding through the issuance of convertible promissory notes (“the Notes) in the aggregate amount of $1,050,000 and an aggregate purchase price of $900,000, with a maturity date of August 12, 2009 and prepaid interest at the rate of 18% per annum. The Notes are convertible into shares of our common stock at a conversion price of $3.33 per share, at the discretion of the creditor, subject to adjustment to conversion price if subsequent sales of our common stock are issued at a price lower than the conversion price. The Notes are subject to mandatory redemption in the event we enter into a going private transaction or we are sold. The Notes are secured by all our assets and, upon conversion, have certain piggyback registration rights. In February, March and June 2009, we received funds from Agile pursuant to these agreements in the aggregate face amount of $635,000, and aggregate purchase price amount of $550,000. In consideration for the Notes, approximately 3,372,000 common shares are issuable under the terms of the agreement.  As of September 30, 2009, the Notes were unpaid and past-due. We are negotiating with Agile on forbearance. However, there is no assurance that Agile will grant forbearance or refrain from taking actions against us available to them under the agreement.

In July, August and September 2009, we received funds from Capitoline in the aggregate face amount of $321,000 and aggregate purchase price amount of $275,000. In consideration for the Notes, approximately 117,164 common shares are issuable under the terms of the agreement.  As of the date of this report, the principal balances of the Notes remain unpaid and past-due. We are negotiating with Capitoline on forbearance. However, there is no assurance that Capitoline will grant forbearance or refrain from taking actions against us available to them under the agreement.

Description of Equity Incentive Compensation Plans

The table below sets forth certain information as of September 30, 2009 regarding the shares of common stock available for grant or granted under our long-term incentive plans that were (i) approved by our stockholders, and (ii) were not approved by our stockholders:

Equity Incentive Compensation Plan Information

	Number of Common shares to be Issued Upon Exercise of Outstanding Options	Weighted- Average Exercise Price of Outstanding Options	Number of Common Shares Remaining for Future Issuance Under Long-Term Incentive Equity Compensation Plan (Excluding Outstanding Options)
Equity compensation plans approved by stockholders	2,862,745	$1.31	3,137,255
Equity compensation plans not approved by stockholders	—
Total	2,862,745	$1.31	3,137,255

Long Term Incentive Compensation Plan - In August of 2008, we amended our Long Term Incentive Compensation Plan (“the Plan”) first adopted in March 2006. Under the amended Plan, the maximum number of shares issuable is 6,000,000. The Plan is to continue for a term of ten years from the date of its adoption. The Plan is administered by our board of directors. We have outstanding stock options for 2,862,745 shares to employees, the board of directors, and advisors and consultants, and none of these options have as of yet been exercised. Options are exercisable for ten years from date of grant. Options granted in excess of 6,000,000 will require shareholder approval. For the years ended September 30, 2009 and 2008, there were 2,841,700 and nil stock options issued, respectively, under the amended Plan.

Employee Stock Purchase Plan - In August 2008, we adopted an Employee Stock Purchase Plan (the “Stock Purchase Plan”). The number of shares of common stock that may be sold pursuant to the Stock Purchase Plan shall not exceed, in the aggregate, 900,000 shares of our common stock. As of September 30, 2009, no shares have been purchased under the Stock Purchase Plan.

ITEM 7: Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Overview

Statements contained herein that are not historical fact may be forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act, that are subject to a variety of risks and uncertainties.  There are a number of important factors that could cause actual results to differ materially from those projected or suggested in any forward-looking statement made by us.  These factors include, but are not limited to: (i) general economic conditions; (ii) our future capital needs and our ability to obtain additional funding; (ii) our ability to obtain required governmental approvals, including product and patent approvals; (iii) our ability to successfully complete product research and development and commercialization; and (iv) our ability to develop and commercialize products that can compete favorably with those of competitors.  In addition, significant fluctuations in annual or quarterly results may occur as a result of the timing of milestone payments, the recognition of revenue from milestone payments and other sources not related to product sales to third parties, and the timing of costs and expense related to our research and development programs.  Additional factors that would cause actual results to differ materially from those projected or suggested in any forward-looking statements are contained in our filings with the SEC, including those factors discussed under the caption “Forward-Looking Statements” in this Report, which we urge investors to consider.  We undertake no obligation to publicly release revisions in such forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events or circumstances, except as otherwise required by securities and other applicable laws.

The following management’s discussion and analysis is intended to provide information necessary to understand our audited  consolidated financial statements and highlight certain other financial information, which in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition, and results of operations.  In particular, the discussion is intended to provide an analysis of significant trends and material changes in our financial condition and operating results during the fiscal year ended September 30, 2009 as compared to the fiscal year ended September 30, 2008. This Item is organized as follows:

•	The section entitled “Background” describes our principal operational activities and summarizes significant trends and developments in our business and in our industry.
•	“Critical Accounting Policies and Estimates” discusses our most critical accounting policies and estimates.
•	“Recently Issued Accounting Pronouncements” discusses new accounting standards.
•	“Liquidity, Capital Resources and Going Concern” discusses our cash requirements, sources and uses of cash and liquidity, including going concern qualifications.
•
“Comparison of Annual Results of Operations” discusses the primary factors that are likely to contribute to significant variability of our results of operations for the fiscal year ended September 30, 2009 as compared to September 30, 2008.

•	“Off-Balance Sheet Arrangements” indicate that we did not have any off-balance sheet arrangements as of September 30, 2009.

 Background

We are engaged in the development and sale of renewable energy solutions. Our fuel cells are designed to replace existing rechargeable battery technology in mobile electronic devices and small-scale transportation. Our long-lasting, efficient and safe power solutions for these devices, such as notebook PCs, military radios, and other power-hungry computer, entertainment and communications products, use our patented, silicon-based design with higher power densities to enable lighter-weight, smaller form-factors and potentially lower costs.  Through our recent agreement to acquire SolCool, we also intend to expand our portfolio of renewable energy solutions. SolCool is a leading supplier of direct current (“DC”) air-conditioning systems for off-the-grid applications. We intend to utilize SolCool’s worldwide distribution network and developed market to facilitate the adoption of fuel cells and RAPS, or integrated power solutions, for similar applications of our fuel cell products.

Based on our research and testing, we believe our team of world-class engineers and scientists can continue to develop a commercially viable fuel cell that will outperform lithium ion batteries and other batteries in terms of run time, recharge time, portability and other measures of battery performance. Our fuel cell solution is particularly beneficial in applications currently requiring the use of more than one battery, since the user will only need to carry a single fuel cell with a supply of additional cartridges resulting in reduced burden.  We have developed what we believe is a potential breakthrough in the development of a direct methanol micro fuel cell, which may serve as a replacement for batteries in a variety of products. Based on our seven issued patents and four additional U.S. patent filings, we believe our technology is proprietary and can be protected.

In 2009 we continued to advance the development of our technology. This included the completion of our fuel cell prototype and the subsequent completion of a system not requiring the availability of oxygen from the environment (“closed loop system”). We also demonstrated an air-breathing (“aerobic”) system.  We expect the prototype and the related technology to form the foundation for future fuel cell products that we plan to further develop and sell to customers over the next fiscal year.

During 2009, we received payments of approximately $1,147,000 from ONR pursuant to the terms of a grant providing expense reimbursement for continuing R&D having to do with certain technology. This system was successfully developed and demonstrated to ONR in September 2009.

We have announced customer relationships with EKO and Hobie Cat to develop early production devices that can be evaluated by original equipment manufacturers (“OEM’s”) for the eventual deployment of fuel cell products that we or potential licensees will use to manufacture products for sale to our partners, distributors or OEM customers. We also intend to design and distribute the fuel cartridge that our fuel cells require for refueling. We expect to generate future revenues from the sale and licensing of both fuel cartridges and the completed fuel cells. Our current business plan contemplates that we will subcontract to third parties substantially all of the production and assembly. Prototype development continues and we expect to make our energy products commercially available in fiscal 2010.

SolCool One, LLC Acquisition

On July 27, 2009, and amended September 19, 2009, we entered into the Amended Merger Agreement with SolCool, Merger Sub, our wholly-owned subsidiary, and Mark Walsh, manager and founder of SolCool, pursuant to which the Merger Sub will be merged into SolCool (the “Merger”).

Under the terms of the Amended Merger Agreement, we will issue $500,000 of common stock, or 476,190 shares of common stock, at a price of $1.05 per share, such shares of common stock to vest as follows: (i) 50% upon execution and the remaining 50% 24 months from date of the Amended Merger Agreement, such vesting contingent upon Mark Walsh remaining our employee and using his best efforts to achieve SolCool’s business plan, and (ii) pay $100,000 to fund SolCool’s operations and shipments. In August 2009, we paid $10,000 towards the cash payment obligation. In October 2009, we issued the initial payment of 238,000 shares. 238,000 additional common shares were issued in October 2009 and will be held in escrow to ensure best-effort execution of SolCool’s obligations under the Amended Merger Agreement. The closing of the merger is subject to other customary closing conditions including the filing of the articles of merger with the applicable states. For accounting purposes the acquisition was not completed before September and thus has not been reflected in the consolidated financial statements.

SolCool’s existing worldwide distribution infrastructure could provide us with a distribution channel to distribute our products worldwide. We also anticipate using some of the energy generation, storage, and regulation expertise from SolCool to create new product offerings for energy generation and storage.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires the use of estimates that affect the reported amounts of assets, liabilities and expenses. Our critical accounting policies include revenue recognition, accounting for research and development costs, accounting for contingencies, accounting for income taxes, and accounting for share-based compensation. Other key estimates and assumptions that affect reported amounts and disclosures include depreciation and amortization and expense accruals. We base our estimates on historical experience and on actual information and assumptions that are believed to be reasonable under the circumstances at that time. Actual results may differ from these estimates under different assumptions or conditions. We believe that the following critical accounting policies affect our more significant estimates used in the preparation of our financial statements.

Revenue Recognition

Revenue normally consists of grant and contract revenues. We recognize revenue when we have persuasive evidence of an arrangement, the services have been provided to the customer, the price for services is fixed and determinable, no significant unfulfilled obligations exist, and collectability is reasonably assured.

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

Share Based Payments

We use the Black-Scholes option pricing model as our method of valuation for share-based awards.  Share-based compensation expense is recorded over the requisite service period typically and based on the value of the portion of the stock-based award that will vest during the period, adjusted for expected forfeitures.  Our determination of the fair value of share-based awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected life of the award, expected stock price volatility over the term of the award and historical and projected exercise behaviors.   The estimation of share-based awards that will ultimately vest requires judgment, and to the extent actual or updated results differ from our current estimates, such amounts will be recorded in the period estimates are revised. Although the fair value of share-based awards is determined in accordance with authoritative guidance, the Black-Scholes option pricing model requires the input of highly subjective assumptions and other reasonable assumptions could provide differing results.  Non-cash compensation expense is recognized on a straight-line basis over the applicable vesting periods of one to ten years, based on the fair value of such share-based awards on the grant date.

Income Taxes

We follow the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and on the expected future tax benefits to be derived from net operating loss carryforwards measured using current tax rates. A valuation allowance is established if it is more likely than not that some portion or all of the deferred tax assets will not be realized. Due to the nature of the reverse merger that occurred in 2006 and the resulting greater than 50% change in control, our ability of to utilize NOL carryforwards from NPSWA may be limited.

Recently Issued Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance (which does not have impact on our accounting).  Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of a selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method.  The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition.  We believe adoption of this new guidance will not have a material effect on our consolidated financial statements.

In June 2008, the Emerging Issues Task Force of the FASB issued authoritative guidance on accounting for convertible instruments and warrants with provisions that protect holders from declines in the stock price (“down-round” provisions), which is effective for us beginning October 1, 2009. Instruments with such provisions will no longer be recorded in equity. The guidance is to be applied to outstanding instruments as of the beginning of the fiscal year in which the guidance is applied. The cumulative effect of the change in accounting principle shall be recognized as an adjustment to the opening balance of retained earnings (or other appropriate components of equity) for that fiscal year, presented separately. The cumulative-effect adjustment is the difference between the amounts recognized in the statement of financial position before initial application of authoritative guidance and the amounts recognized in the statement of financial position upon its initial application. The amounts recognized in the statement of financial position as a result of the initial application are determined based on the amounts that would have been recognized if the guidance had been applied from the issuance date of the instrument. In connection with the warrants issued in connection with the Agile and Capitoline agreements, which have such down-round protection provisions, we are assessing the impact of adoption of this guidance on our consolidated financial position and results of operations.

In December 2007, the FASB issued authoritative guidance on business combinations to be applied prospectively for fiscal years beginning on or after December 15, 2008. The statement also applies to the treatment of taxes from prior business combinations. The statement requires more assets acquired and liabilities assumed in future business combinations to be measured at fair value as of the acquisition date. In addition, expenses incurred for all acquisition-related costs are to be expensed and liabilities related to contingent consideration are to be re-measured to fair value each subsequent reporting period. We adopted the new authoritative guidance with respect to business combinations at the beginning of our 2010 fiscal year, or October 1, 2009, and believe the impact will be material as it applies to the accounting treatment of our merger with SolCool.

In December 2007, the FASB issued authoritative guidance on accounting for collaborative arrangements which is effective for us beginning October 1, 2009 and will be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. The authoritative guidance defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. The adoption of this authoritative guidance will not have a material impact on our financial position and results of operations.

Liquidity, Going Concern and Capital Resources

We have prepared our consolidated financial statements assuming that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We had $20,000 in unrestricted cash on hand as of September 30, 2009. We had an accumulated deficit as of September 30, 2009 in the amount of $48,274,000 and negative working capital of $4,240,000. For the fiscal year ended September 30, 2009, we had negative cash flow from operating activities of amount of $1,019,000.

We have limited capital resources and have sustained substantial losses, which raise substantial doubt about our ability to continue as a going concern. In addition, we now have multiple instances of actual and threatened litigation for past-due vendor balances and other obligations. Some of these may result in additional loss, expense, and management burden. We must, therefore, raise sufficient capital to remedy these claims, fund our overhead burden, and continue our R&D and product development efforts going forward. Without this funding, our current cash balance is estimated to not support our operations through January 2010. Although we have entered into and are negotiating agreements for the sales of equity securities to meet our requirements, no assurance can be given that we will be successful in obtaining adequate capital on acceptable conditions or at all.

In February 2009, we entered into a Securities Purchase Agreement with Agile and Capitoline under which we issued Notes secured by all of our assets. The Notes are convertible at $3.33 per share, subject to down-round adjustment based on future common stock sales. As of September 30, 2009, we had received net proceeds of $732,000 from eight tranches in aggregate note amounts totaling $956,000. Subsequent to September 30, 2009, we have received $125,000 in additional net proceeds in aggregate note amounts totaling $164,000.

In July 2009, we entered into a Preferred Stock Purchase Agreement (the “Purchase Agreement”) with Optimus Capital Partners, LLC (“Optimus”), under which Optimus, subject to certain conditions, committed to purchase up to $10,000,000 of our Series B preferred stock. As of the date of this report, we have not issued any tranche notices for funding under the Purchase Agreement.

Discussion of Cash Flows

We used cash of approximately $1.0 million in our operating activities in 2009, compared to $2.4 million in 2008.  Cash used in operating activities relates primarily to funding net losses offset partially by non-cash expenses such as stock-based compensation. We expect to use cash for operating activities in the foreseeable future as we continue our operating activities.

Our investing activities used cash of approximately $16,000 in 2009 compared to nil in 2008. The cash used was from notes receivable issued to SolCool and were to be used for operating expenses as we continued our efforts toward completion of a merger agreement.

Our financing activities provided cash of approximately $996,000 in 2009 compared to $1.8 million in 2008.  Changes in cash from financing activities are primarily due to proceeds from sale of common stock and preferred stock, and net proceeds from notes payable, less principal payments.

Recent Financing Activities

In July 2009, we entered into the Purchase Agreement with Optimus under which Optimus, subject to certain conditions, committed to purchase up to $10 million of our Series B Preferred Stock. As of the date of this report, we have not issued any tranche notices for funding.

Summary

We are dependent on existing cash resources and external sources of financing to meet our working capital needs.  The current cash balance, which includes proceeds from our bridge funding, is estimated to support our budgeted and anticipated working capital requirements through approximately January 2010. To satisfy our working capital requirements from that point forward, we are currently seeking financing from the sale of debt or equity instruments to current investors and potential strategic investors. There is no assurance that we will be successful in raising this capital on a timely basis, if at all. The failure to obtain the necessary working capital would have a material adverse effect on the development program and business prospects and, depending upon the shortfall, we may have to curtail or cease our operations.

To attain profitable operations and generate cash flow, management’s plan is to execute its strategy of:
(i)	completing production prototypes for EKO vehicles, Hobie Cat, and other customers, and qualifying the product for high volume market acceptance,
(ii)	funding the market growth of SolCool DC-air conditioning products, and enabling shipment to existing and future customers, and
(iii)	Developing and deploying RAPS systems, and other energy generation and storage solutions.

We will continue to be dependent on outside capital to fund our operations for the near future. We have relied primarily on sales of securities and proceeds from borrowings for operating capital. During 2009, we raised capital by selling nine promissory notes for a total of $1,056,000 with net proceeds of $832,000 received upon closing.  During the year ended September 30, 2009, we also received payments of $1,147,000 from the ONR pursuant to the terms of a grant providing expense reimbursement for continuing research and development having to do with certain technology. As of September 2009, all of the work under this contract was completed and we had received all related payments due. In addition, during the year ended September 30, 2009, we received $191,000 from a private placement of our Series A preferred stock. Any future financing we obtain may further dilute or otherwise impair the ownership interest of our current stockholders. If we fail to generate positive cash flows or obtain additional capital when required, we could modify, delay or abandon some or all of our plans. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

Comparison of Annual Results of Operations

	For the years ended September 30,		$	%
	2009	2008	Change	Change
Contract Revenues	$1,106,976	$1,395,729	(288,753)	-21%

Operating expenses
Research and development expense	1,452,714	2,990,406	(1,537,692)	-51%
General and administrative expense	4,308,627	2,709,973	1,598,654	59%

Total operating expenses	5,761,341	5,700,379	60,962	1%
Loss from operations	(4,654,365)	(4,304,650)	(349,715)	-8%
Other income (expense), net
Amortization of deferred financing costs	(426,582)	(575,000)	148,418	26%
Interest expense, net	(1,433,367)	(1,481,073)	47,706	3%
Gain on extinguishment of debt	—	206,252	(206,252)	-100%

Net Loss	$(6,514,314)	$(6,154,471)	(359,843)	6%

Revenue.  Revenue decreased in the year ended September 30, 2009 due to the winding up of activity under the September 2008 ONR contract. As of September 2009, all of the work under this contract was completed and we have received all related payments.

Research and Development. Research and Development (“R&D”) expenses consist primarily of salaries and other personnel-related expenses, consulting and other outside services, laboratory supplies facilities costs and other costs.  We expense all R&D costs as incurred.  R&D expense for the year ended September 30, 2009 decreased as compared to the 2008 period, due to the following:

•	Personnel-related expenses decreased by approximately 50%, to $837,000 in 2009 compared to $1,668,000 in 2008 due to streamlining of operations and reductions in head count.

•
Project and laboratory expenses, including direct expenditures relating to the ONR contract, decreased by 51% to $280,000 in 2009 compared to $573,000 in 2008, due to reduced headcount and reduced ONR related expenditures.

•	Stock-based compensation included in R&D expense decreased from $260,000 in 2008 to $74,000 in 2009.

•
Facilities expenses decreased by 36% to $234,000 in 2009 compared to $365,000 in 2008, primarily due to a decrease in leased office space and reduced IT and computer related expenditures allocated on a headcount related basis.

•	Depreciation expense included in R&D expense was $28,000 in 2009 as compared to $125,000 in 2008, due to laboratory assets reaching the end of their accounting useful lives.

We expect our R&D expenses to increase in 2010 due to the anticipated increase in product development activities related to technology improvements and specific customer products

General and Administrative.  General and administrative expense (“G&A”) consist primarily of salaries and other personnel-related expenses to support our R&D activities, non-cash stock-based compensation for general and administrative personnel and non-employee members of our Board of Directors, professional fees, such as accounting and legal, corporate insurance and facilities costs.  The 59% increase in general and administrative expense in 2009 compared to 2008 resulted primarily from the increase in stock-based compensation in the current year.  Non-director Stock compensation expense increased to $2,685,000 in 2009 from $491,000 in 2008. The increase in stock compensation expense was due to stock options issued to management and employees in September 2009. These stock options were issued to encourage retention and compensate for furloughs and salary reductions in 2009 and the board of director’s compensation was recorded based on the implementation of the compensation plan approved in February 2009 and effective as of June 2008 and the issuance of stock options to directors in September 2009. We recorded to expense $485,000 and nil for director stock based compensation for the year’s ended September 30, 2009 and 2008, respectively. We recorded total board compensation of $635,000 in board of director’s in 2009 as compared to nil in 2008. The increase in stock-based compensation in the current year was partially offset by the following:

•	G&A salaries decreased by 58% to $413,000 in 2009 from $985,000 in 2008 primarily due to the decreased headcount of administrative staff.

•	Professional services expenses decreased by approximately 54% to $442,000 in 2009 from $971,000 in 2008 primarily due to reductions in technical consulting, legal and accounting services.
•
Marketing and other administrative expenses decreased by $115,000 to $92,000 in 2009 from $207,000 in 2008 primarily due to decreases in marketing, public relations, and employee travel and moving expenses.

We expect general and administrative expenses to increase in fiscal 2010 in support of our expected increased R&D and product development activities.

Amortization of deferred financing costs.  We incurred financing costs and fees related to our outstanding loans.  The decrease in amortization of deferred financing costs in 2009 compared to 2008 is due to the differing loan terms, fees and resulting amortization of our loans with Agile and Capitoline in 2009 and loans with EPD Investment Co. LLC (“EPD”) and CAMHZN Master LDC (“CAMHZN “) in 2008.

Interest expense, net. We incurred interest expense on our outstanding loans.  The 3% decrease in interest expense, net, in 2009 is primarily due to the differing loan terms and resulting interest on our loans with Agile and Capitoline as compared with those of the loans with EPD and CAMHZN for the same period in 2008.  We expect interest expense to decrease in 2010 as a result of the lower loan balances and interest resulting from payment of loan and accounts payable balances from funds received from anticipated long term funding efforts.

Gain on extinguishment of Debt. A gain on extinguishment of debt in the amount of $206,000 was recorded in the year ended September 30, 2008. There was no comparable extinguishment in the year ended September 30, 2009.

Off-Balance Sheet Arrangements

As of September 30, 2009, we did not have any off-balance sheet arrangements.

Item 8: Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Neah Power Systems, Inc.
Bothell, Washington

We have audited the accompanying consolidated balance sheets of Neah Power Systems, Inc. and Subsidiary ("the Company") as of September 30, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Neah Power Systems, Inc., and Subsidiary as of September 30, 2009 and 2008, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company had an accumulated deficit of approximately $48,274,000 and negative working capital of approximately $4,240,000 at September 30, 2009.  Additionally, the Company had negative cash flows from operating activities of approximately $1,019,000 for the year ended September 30, 2009, and has experienced recurring losses from operations.  This raises substantial doubt about the Company's ability to continue as a going concern.  Management's plans regarding this matter are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ PETERSON SULLIVAN LLP

Seattle, Washington
January 13, 2010

NEAH POWER SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS
September 30, 2009 and 2008

	September 30,	September 30,
	2009	2008
ASSETS

Current assets
Cash and cash equivalents	$20,223	$59,661
Contract receivable	0	39,718
Deferred financing costs, net	28,594	—
Prepaid expenses and other current assets	63,956	43,847
Total current assets	112,773	143,226

Property and equipment, net	43,919	71,870

Total assets	$156,692	$215,096

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$1,763,581	$1,669,068
Accrued expenses	521,439	218,138
Notes payable - related parties	102,416	45,000
Notes payable, net of debt discount of $8,745 and $0, respectively	1,776,299	589,201
Deferred revenue	189,500	189,500
Total current liabilities	4,353,235	2,710,907

Total liabilities	4,353,235	2,710,907

Commitments and contingencies

Stockholders' equity (deficit)
Series A preferred stock and additional-paid-in capital, convertible $0.001 par value, $0.04 stated value, 4,996,500 and 25,000,000 shares authorized, respectively, 0 and 20,217,100 shares issued and outstanding, respectively	0	669,007
Common stock and additional paid-in-capital $0.001 par value, 80,000,000 shares authorized, 34,833,598 and 8,646,318 shares issued and 34,377,890 and 6,617,478 outstanding, respectively	44,077,472	38,594,883
Treasury stock, 112,590 common shares, at no cost
Accumulated deficit	(48,274,015)	(41,759,701)
Total stockholders' equity (deficit)	(4,196,543)	(2,495,811)

Total liabilities and stockholders' equity (deficit)	$156,692	$215,096

See Notes to Consolidated Financial Statements

NEAH POWER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended September 30, 2009 and 2008

	For the	For the
	Year Ended	Year Ended
	September 30, 2009	September 30, 2008
Contract Revenues	$1,106,976	$1,395,729

Operating expenses
Research and development expense	1,452,714	2,990,406
General and administrative expense	4,308,627	2,709,973

Total operating expenses	5,761,341	5,700,379

Loss from operations	(4,654,365)	(4,304,650)

Other income (expense), net
Amortization of deferred financing costs	(426,582)	(575,000)
Interest expense, net	(1,433,367)	(1,481,073)
Gain on extinguishment of debt	—	206,252

Net Loss	$(6,514,314)	$(6,154,471)

Basic and diluted loss per common share	$(0.45)	$(1.39)

Basic and diluted weighted average common shares outstanding	14,569,968	4,425,335

See Notes to Consolidated Financial Statements

NEAH POWER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended September 30, 2009 and 2008

	For the Years ended September 30,
	2009	2008

Cash flows from operating activities:
Net loss	$(6,514,314)	$(6,154,471)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	27,688	125,220
Amortization of deferred financing costs	426,582	575,000
Share-based payments included in operating expenses	3,332,707	804,011
Non-cash forbearance fees on note payable	567,000	-
Amortization of debt discount and beneficial conversion feature on convertible debt	122,098	216,299
Gain on extinguishment of debt	-	(206,252)
Interest paid with common stock or warrants	563,727	1,097,657
Loss on disposal of assets	263	-
Other	1,861	-

Changes in operating assets and liabilities
Contract receivable	39,718	13,594
Prepaid expenses and other current assets	(4,108)	(4,335)
Accounts payable	114,513	939,728
Accrued expenses	303,300	192,101
Net cash used by operating activities	(1,018,965)	(2,401,448)

Cash flows from investing activities:
Issuance of notes receivable	(16,000)	-
Net cash used by investing activities	(16,000)	-

Cash flows from financing activities:
Proceeds from sale of common stock	-	100,000
Net proceeds from notes payable	832,091	1,095,000
Proceeds from warrant exercises	-	126,181
Proceeds from sale of Series A convertible preferred stock	191,020	707,586
Principal payments on notes payable	(27,584)	(280,000)
Other	-	1,900
Net cash provided by financing activities	995,527	1,750,667

Net change in cash and cash equivalents	(39,438)	(650,780)

Cash and cash equivalents, beginning of period	59,661	710,441

Cash and cash equivalents, end of period	$20,223	$59,661

Supplemental cash flow information

Cash paid for interest	$-	$331
Cash paid for income taxes	$-	$-

Noncash investing and financing activities
Increase in note payable due to forbearance fee	$567,000	$-
Shares issued in partial payment of forebearance fee on note payable	$327,000	$-
Deferred financing costs paid with issuance of common stock	$364,128	$575,000
Settlement of accounts payable with issuance of stock	$20,000	$105,000
Settlement of note payable with issuance of stock	$15,000	$-
Original issue discount on notes payable	$130,843	$-
Partial conversion of EPD Note Payable to common stock	$-	$62,576
Accounts payable financed with Note Payable	$-	$89,201
Conversion of note payable to Series A Preferred Stock	$-	$50,000
Issuance of common stock to Series A placement agent	$-	$63,338
Debt discount from issuance of warrants	$-	$135,667

See Notes to Consolidated Financial Statements

NEAH POWER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT )
For the Years Ended September 30, 2009 and 2008

	Preferred Stock		Common Stock and APIC		Treasury Stock			Total
	Number		Number of shares		Number		Accumulated	Stockholders'
	of Shares	Amount	Outstanding	Amount	of Shares	Amount	Deficit	Equity (Deficit)

Balances at September 30, 2007	-	$-	3,485,391	$35,442,920	(112,590)	$-	$(35,605,230)	$(162,310)

Sale of Series A Preferred Stock for cash	18,967,100	619,007						619,007

Conversion of debt to Series A Preferred Stock	1,250,000	50,000						50,000

Issuance of common stock to Series A placement agent			263,910	63,338				63,338

Sale of common stock for cash			300,000	100,000				100,000

Issuance of common stock pursuant to antidilution provisions of common stock purchase agreement			1,700,000	-				-

Issuance of common stock with respect to debt financing fees			85,008	575,000				575,000

Issuance of common stock for note payable penalty consideration recorded as interest expense			705,277	1,091,724				1,091,724

Common stock issued upon exercise of warrants			18,927	126,181				126,181

Common stock issued upon partial conversion of note payable			23,466	62,576				62,576

Common stock issued for legal settlement			10,500	105,000				105,000

Issuance of restricted common stock to employees			25,000	33,332				33,332

Share based compensation on options and warrants				770,679				770,679

Issuance of warrants in lieu of interest on note payable				5,933				5,933

Allocation of proceeds from debt to warrants and beneficial conversion feature				216,299				216,299

Other				1,901				1,901

Net loss for the year ended September 30, 2008							(6,154,471)	(6,154,471)

Balances at September 30, 2008	20,217,100	669,007	6,617,478	38,594,883	(112,590)	-	(41,759,701)	(2,495,811)

Sale of Series A preferred stock	4,775,500	191,020						191,020

Conversion of Series A preferred stock to common stock	(24,992,600)	(860,027)	19,994,394	860,027				-

Shares issued in partial payment of forebearance fee on note payable			1,635,000	327,000				327,000

Shares issued in connection with settlement of accounts payable			199,998	20,000				20,000

Common stock and warrants issued for services			405,500	127,252				127,252

Share-based compensation related to stock options				3,205,455				3,205,455

Shares issued for financing costs related to notes payable			1,620,470	364,128				364,128

Shares issued in payment of interest on notes payable			1,955,050	563,727				563,727

Issuance of common stock pursuant to antidilution provisions of common stock purchase agreement and settlement of note payable			1,950,000	15,000				15,000

Net loss for the year ended September 30, 2009							(6,514,314)	(6,514,314)

Balances at September 30, 2009	-	$0	34,377,890	$44,077,472	(112,590)	$-	$(48,274,015)	$(4,196,543)

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Business

We are engaged in the development and sale of renewable energy solutions. Our fuel cells are designed to replace existing rechargeable battery technology in mobile electronic devices and small-scale transportation vehicles. Our long-lasting, efficient and safe power solutions for these devices, such as notebook PCs, military radios, and other power-hungry computer, entertainment and communications products, use our patented, silicon-based design with higher power densities to enable lighter-weight, smaller form-factors and potentially lower costs.  Through our recent agreement to acquire SolCool One, LLC (“SolCool”), we also intend to expand our portfolio of renewable energy solutions that we intend to offer the market. SolCool is a leading supplier of direct current (“DC”) solar air-conditioning systems for off-the-grid applications. We intend to utilize SolCool’s worldwide distribution network and developed market to facilitate the adoption of fuel cells and Remote Area Power Supplies (“RAPS”), or integrated power solutions for similar applications of our fuel cell products.

On July 27, 2009 and amended September 19, 2009, we entered into a first amended and restated agreement and plan of merger (the “Amended Merger Agreement”) with SolCool, Neah Power Acquisition Corp. (“Merger Sub”), our wholly-owned subsidiary, and Mark Walsh, manager and founder of SolCool, pursuant to which the Merger Sub will be merged into SolCool (the “Merger”).

Under the terms of the Amended Merger Agreement, we will issue $500,000 of common stock, or 476,000 shares of common stock, at a price of $1.05 per share, such shares of common stock to vest as follows: (i) 50% upon execution and the remaining 50% 24 months from the date of the Amended Merger Agreement, such vesting contingent upon Mark Walsh remaining our employee and using his best efforts to achieve SolCool’s business plan, and (ii) pay $100,000 to fund SolCool’s operations and shipments. In August 2009, we paid $10,000 towards the cash payment obligation. In October 2009, we issued the initial payment of 238,000 shares. 238,000 additional common shares were issued in October 2009 and will be held in escrow to ensure best-effort execution of SolCool’s obligations under the Amended Merger Agreement. The closing of the merger is subject to other customary closing conditions including the filing of the articles of merger with the applicable states and was not completed for accounting purposes prior to September 30, 2009 and thus the merger is not reflected in these consolidated financial statements.

Note 2. Going Concern

We have prepared our consolidated financial statements assuming that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  We had $20,000 in unrestricted cash on hand as of September 30, 2009. We had an accumulated deficit as of September 30, 2009 of $48,274,000 and negative working capital of $4,240,000. For the fiscal year ended September 30, 2009, we had negative cash flow from operating activities of $1,019,000.

We have limited capital resources and have sustained substantial losses, which raise substantial doubt about our ability to continue as a going concern. In addition, we now have multiple instances of actual and threatened litigation complaints for claims of past-due vendor balances and other obligations. Some of these may result in additional loss, expense, and management burden. We must, therefore, raise sufficient capital to remedy these claims, fund our overhead burden, and continue our R&D and product development efforts going forward. Without this funding, our current cash balance is estimated to not support our operations through January 2010. Although we have entered into and are negotiating agreements for the sales of equity securities to meet our requirements, no assurance can be given that we will be successful in obtaining adequate capital on acceptable conditions or at all.

We have relied primarily on sales of securities and proceeds from borrowings for operating capital. During the fiscal year ended September 30, 2009, we raised capital by selling nine promissory notes for a total of $1,056,000 with net proceeds of $832,000 received upon closing.

During the year ended September 30, 2009, we also received payments of $1,147,000 from the Office of Naval Research (“ONR”) pursuant to the terms of a grant providing expense reimbursement for continuing research and development having to do with certain technology. As of September 2009, all of the work under this contract was completed and we had received all related payments due.

Additionally, we have received approximately $191,000 in our fiscal year 2009 of proceeds from a private placement (see Note 7).

In July 2009, we entered into a Preferred Stock Purchase Agreement (the “Purchase Agreement”) with Optimus Capital Partners, LLC (“Optimus”), under which Optimus, subject to certain conditions, has committed to purchase up to $10 million of our Series B Preferred Stock (see Note 7). As of the date of this report, we have not issued any tranche notices for funding

In February 2009, we entered into a Securities Purchase Agreement with Agile Opportunity Fund, LLC (“Agile”) and Capitoline Advisors Inc. (“Capitoline”) under which we issued Original Issue Discount Term Convertible Notes (the “Notes”) secured by all of our assets. The Notes are convertible into shares of our common stock at $3.33 per share. As of September 30, 2009, we had received proceeds net of Original Issue Discount (“OID”), prepaid interest, and financing costs paid in cash of $676,000 from eight tranches in aggregate note amounts totaling $732,000. Subsequent to September 30, 2009, we have received $125,000 in additional net proceeds in aggregate note amounts totaling $164,000.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we have to curtail operations or be unable to continue in existence.

Note 3. Summary of Significant Accounting Policies

Principles of Consolidation

Neah Power Systems, Inc. was incorporated in Nevada on February 1, 2001, under the name Growth Mergers, Inc. (“GMI”). In March 2006, GMI, at the time a public shell company, acquired all of the outstanding capital stock of an operating Washington corporation, Neah Power Systems, Inc. (“NPSWA”). Neah Power Systems, Inc. of Nevada (“NPSNV”) is the legal parent of NPSWA, but these financial statements, other than capital stock accounts, are those of NPSWA. The consolidated financial statements include the accounts of NPSNV and its wholly-owned subsidiary, NPSWA. Intercompany balances and transactions have been eliminated.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation. There has been no impact on previously reported net loss or stockholders’ equity (deficit).

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term investments that are readily convertible to cash and have original maturities of three months or less at the time of acquisition. On occasion, we maintain cash balances in excess of federal insurance limits.  We have not experienced any losses related to these balances, and believe our credit risk is minimal.

Fair Value of Financial Instruments

We consider the fair value of cash and cash equivalents, contract receivable, accounts payable, notes payable and accrued expenses to not be materially different from their carrying value due to their short-term maturities.  Effective October 1, 2008, we adopted the authoritative guidance for financial assets and liabilities which defines fair value, provides guidance for measuring fair value and requires certain disclosures. At September 30, 2009, we had no financial assets or liabilities subject to fair value measurement.

Depreciation and Amortization

Depreciation and amortization are calculated on a straight-line basis over the estimated useful lives of the related assets, ranging from three to five years for property and equipment. Leasehold improvements are amortized over the shorter of their useful lives or term of the lease.

Impairment of Long-Lived Assets

Our long-lived assets, including property and equipment, are reviewed for carrying value impairment at least annually or more frequently when events or changes in circumstances indicate that the carrying amount may not be recoverable.

Revenue Recognition

Revenue normally consists of grant and contract revenues. We recognize revenue when we have persuasive evidence of an arrangement, the services have been provided to the customer, the price for services is fixed and determinable, no significant unfulfilled obligations exist and collectability is reasonably assured.

Grant revenues are recognized as the related research is conducted. Contract revenues consist of amounts recorded from services provided to a single customer. Revenues earned under such arrangements have been recorded as the services have been provided. Upfront payments received under contractual arrangements are deferred and recognized as revenue over the service period.

Unearned revenues, recorded as deferred revenue in the consolidated balance sheets, were $189,500 as of September 30, 2009 and 2008 (See Note 8).

Research and Development Expense

Research and development costs are expensed as incurred.

Income Taxes

We follow the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and on the expected future tax benefits to be derived from net operating loss carryforwards measured using current tax rates. A valuation allowance is established if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Share-Based Compensation

We use the Black-Scholes option pricing model as our method of valuation for share-based awards. Share-based compensation expense is recorded over the requisite service period typically and based on the value of the portion of the share-based award that will be earned and vested during the period, adjusted for expected forfeitures. The estimation of share-based awards that will ultimately vest requires judgment, and to the extent actual or updated results differ from our current estimates, such amounts will be recorded in the period the estimates are revised. Although the fair value of stock-based awards is determined in accordance with authoritative accounting literature, the Black-Scholes option pricing model requires the input of highly subjective assumptions, and other reasonable assumptions could provide differing results. Our determination of the fair value of stock-based awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected life of the award and expected stock price volatility over the term of the award.

Loss per Share

Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common stock shares outstanding during the period. Diluted loss per share, which would include the effect of the conversion of unexercised stock options, unexercised warrants to common stock, preferred stock, and convertible debt is not separately computed because inclusion of such conversions is antidilutive due to our net losses. Accordingly, basic and diluted loss per share is the same.

Basic weighted average common shares outstanding, and the potentially dilutive securities excluded from loss per share computations because they are antidilutive, are as follows for the years ended September 30, 2009 and 2008:

	2009	2008
Basic and diluted weighted average common stock shares outstanding	14,569,968	4,425,335
Potentially dilutive securities excluded from loss per share computations:
Convertible Series A preferred stock	0	16,175,702
Convertible debt	292,039	5,000
Common stock options	2,862,745	232,595
Common stock purchase warrants	636,832	463,873

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance (which does not have impact on our accounting).  Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of a selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method.  The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition.  We believe adoption of this new guidance will not have a material effect on our consolidated financial statements.

In June 2008, the Emerging Issues Task Force of the FASB issued authoritative guidance on accounting for convertible instruments and warrants with provisions that protect holders from declines in the stock price (“down-round” provisions), which is effective for us beginning October 1, 2009. Instruments with such provisions will no longer be recorded in equity. The guidance is to be applied to outstanding instruments as of the beginning of the fiscal year in which the guidance is applied. The cumulative effect of the change in accounting principle shall be recognized as an adjustment to the opening balance of retained earnings (or other appropriate components of equity) for that fiscal year, presented separately. The cumulative-effect adjustment is the difference between the amounts recognized in the statement of financial position before initial application of authoritative guidance and the amounts recognized in the statement of financial position upon its initial application. The amounts recognized in the statement of financial position as a result of the initial application are determined based on the amounts that would have been recognized if the guidance had been applied from the issuance date of the instrument. In connection with the convertible notes issued to Agile and Capitoline, which have such down-round provisions, we are assessing the impact of adoption of this guidance on our consolidated financial position and results of operations.

 In December 2007, the FASB issued authoritative guidance on business combinations to be applied prospectively for fiscal years beginning on or after December 15, 2008. The statement also applies to the treatment of taxes from prior business combinations. The statement requires more assets acquired and liabilities assumed in future business combinations to be measured at fair value as of the acquisition date. In addition, expenses incurred for all acquisition-related costs are to be expensed and liabilities related to contingent consideration are to be re-measured to fair value each subsequent reporting period. We adopted the new authoritative guidance with respect to business combinations at the beginning of our 2010 fiscal year, or October 1, 2009, and believe the impact will be material as it applies to the accounting treatment of our merger with SolCool.

In December 2007, the FASB issued authoritative guidance on accounting for collaborative arrangements which is effective for us beginning October 1, 2009 and will be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. The authoritative guidance defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. The adoption of this authoritative guidance will not have a material impact on our consolidated financial position and results of operations.

Note 4. Property and Equipment

	September 30,	September 30,
	2009	2008
Laboratory equipment	$1,343,969	$1,348,620
Leasehold improvements	579,641	579,641
Computer equipment and software	109,632	140,602
Office furniture and equipment	56,000	56,000
Subtotal	2,089,242	2,124,863
Accumulated depreciation and amortization	(2,045,323)	(2,052,993)
Property and equipment, net	$43,919	$71,870

Note 5. Accrued Expenses

	September 30,	September 30,
	2009	2008
Vacation pay	$44,341	$57,068
Accrued interest	139,098	47,049
Accrued board compensation	149,788	—
Payroll and related taxes	117,860	114,021
Accrued taxes	70,352	—
Total	$521,439	$218,138

Note 6. Notes Payable

Agile Opportunity Fund, LLC and Capitoline Advisors, Inc. - In February 2009, we entered into a Securities Purchase Agreement with each of Agile and Capitoline under which we were to receive funding through the issuance of Notes in the aggregate amount of $1,050,000 and an aggregate purchase price of $900,000, with a maturity date of August 12, 2009 and prepaid interest at the rate of 18% per annum. The interest rate increases to 36% upon the event of default. The Notes are convertible into shares of our common stock at a conversion price of $3.33 per share, at the discretion of the creditor, subject to down-round adjustment to conversion price based on future common stock sales. The Notes are subject to mandatory redemption in the event we enter into a going-private transaction or we are sold. All shares issued under terms of the Securities Purchase Agreement have been calculated using market value of stock on the date of issuance. The Notes are secured by all our assets and, upon conversion, have certain piggyback registration rights. In October 2009 we entered into a 4th Amendment to Securities Purchase Agreement with Agile and Capitoline whereby we issued 10,000,000 shares of our common stock to be held as additional collateral for the Notes issued to these lenders.

In February, March and June 2009, we received funds from Agile pursuant to these agreements in the aggregate face amount of $635,000 and an OID of $85,000 for an aggregate purchase price amount of $550,000. The OID was recorded as debt discount and has been amortized in its entirety as interest expense as of September 30, 2009. In consideration for the Notes from Agile, approximately 1,568,000 common shares, valued at $242,000, are issuable under the terms of the agreement. This was recorded as deferred financing costs and was amortized through the maturity dates of the Notes. Under the terms of the agreement, approximately 1,804,000 additional shares valued at $302,000 are also issuable and have been recorded as interest expense. As of the date of this report, the principal balances of the Notes remain unpaid and are past-due. We are negotiating with Agile on forbearance. However, there is no assurance that Agile will grant forbearance or refrain from taking actions against us available to them under the agreement.

In July, August and September 2009, we received funds from Capitoline in the aggregate face amount of $321,000 and an OID of $46,000 for an aggregate purchase price amount of $275,000. The OID was recorded as debt discount with $37,000 amortized as interest expense as of September 30, 2009. The Notes issued to Capitoline in July 2009 have a maturity date of August 12, 2009, the note issued in August 2009 has a maturity date of October 23, 2009, and the note issued in September has a maturity date of November 28, 2009. In consideration for the Notes to Capitoline, 52,064 common shares, valued at $122,000 are issuable under the terms of the agreement. This has been recorded as deferred financing costs and is being amortized over the term of the Notes. Under the terms of the agreement, 65,100 additional shares valued at $153,000 are also issuable and have been recorded as interest expense.  As of September 30, 2009, the principal balances of the Notes remain unpaid with principal balances of $204,000 past the maturity dates. As of the date of this report, all Notes remain unpaid and are past-due. We are negotiating with Capitoline on forbearance. However, there is no assurance that Capitoline will grant forbearance or refrain from taking actions against us available to them under the agreement.

CAMHZN Master LDC - In November 2007, we sold a $500,000 12% convertible secured promissory note, amended in May 2008, to mature on September 29, 2008, to CAMHZN Master LDC (“CAMHZN”) for net proceeds of $465,000. The loan agreement provides for conversion of the principal balance into shares of our common stock at a conversion price of $100.00 per share, at the discretion of the creditor. The loan agreement also provides the interest rate will increase to 110% in the event of default. In January 2009, we entered into an amended loan agreement with CAMHZN, whereby, effective December 31, 2008, CAMHZN agreed to forbear from exercising any remedies available under its loan documents or applicable law through March 2009. In exchange for the forbearance, we agreed to pay a fee of $567,000 which was added to the principal balance of the loan and payable in cash or stock at our discretion. In February 2009, we released to CAMHZN, in partial payment of the fee, 1,635,000 shares valued at $327,000, based on the market value of our shares on the date issued. These shares were formerly held by CAMHZN as collateral shares under the amended note agreement. As of the date of this report, the principal balance of the note totaling $740,000 remains unpaid and is past-due. Also, as of the February 2009 release of the 1,635,000 collateral shares, there have been no additional shares issued as collateral. We are negotiating with CAMHZN on further forbearance. However, there is no assurance that CAMHZN will grant further forbearance or refrain from taking actions against us available under the agreement.

Aspen Technologies - In July 2008, we entered into an agreement with Aspen Technologies (“Aspen”), our vendor, whereby the accounts payable balances owed to Aspen would be converted to a note payable up to a maximum of $100,000. Under the terms of the note payable, we would pay Aspen eight equal payments of $12,500 per month beginning in August 2008 until the outstanding principal balance was paid. In payment of interest on the note, we issued five year warrants to purchase 9,000 shares of our common stock at $1.00 per share (See Note 7). As of September 30, 2009 and 2008, the principal balance was $89,000. As of the date of this report, no payments have been made. We have no assurance that Aspen will refrain from taking actions against us under the terms of the note.

EPD Investment Co., LLC – On November 9, 2007, we sold a 10% convertible secured promissory note due January 1, 2009 to EPD Investment Co., LLC (“EPD”) for net proceeds of $500,000. Effective February 2008, we amended our November 2007 loan agreements with EPD to eliminate the requirement that we issue additional collateral shares of five times the note balance, extended the security interest until the note was paid in full, decreased the rate for conversion of the note to shares of common stock to $2.67 and required EPD to convert the note prior to its public sale of Equity Shares as defined in the agreements. In addition, EPD converted $63,000 of the debt into approximately 23,000 shares of our common stock.

In 2007, we issued approximately 51,000 shares of common stock to EPD which represented financing fees determined to be $350,000 based on the market value of the stock. These financing fees were capitalized, recorded during the three months ended December 31, 2007, and were fully amortized as of September 30, 2008. There was a beneficial conversion feature associated with the EPD note which was valued at $81,000 and expensed as interest expense on the issuance date of the note as it was immediately convertible at that date. In addition, a 5-year warrant to purchase 15,000 additional shares of our common stock at $9.67 per share were recorded based on the relative fair value as compared to the fair value of the debt at issuance. The relative fair value was estimated at $98,000, recorded as additional paid-in capital,  and as a discount to notes payable and was completely amortized to interest expense as of September 30, 2008 using the effective interest method.

During the year ended September 30, 2008, we became obligated for certain penalties pursuant to defaults, as defined under the loan agreements with EPD, in the amount of $513,000. These penalties were paid with approximately 300,000 shares of our common stock to EPD, at various calculated prices per share based on the market value of our common stock. The aggregate penalty was recorded as interest expense during the year ended September 30, 2008.

Effective as of September 2008, we consummated the transactions under an Agreement and Release, dated August 2008, with NPS Investment Co., LLC (“NPS”), as assignor of, and successor-in-interest to EPD, pursuant to which we paid NPS the cash amount of $200,000 in consideration for the full satisfaction and cancellation of the outstanding convertible secured promissory note and related obligations having an outstanding principal balance of $357,000 and accrued interest and penalties of $49,000 held by NPS. In connection with the agreement, NPS released and terminated its liens on our assets and the pledged securities that secured the payment of the note. We recorded a gain on extinguishment of debt of $206,000 resulting from this transaction.

Related Party Notes

In September 2008, we entered into a note agreement with Summit Trading Limited (“Summit”). Under the agreement, we borrowed $15,000 at no interest with a maturity date of October 2, 2008. The balance was paid in full in August 2009. The principal balance is included in notes payable, related parties on our consolidated balance sheet at September 30, 2008.

In September 2009, we received funds from Daisy Rodriguez, a private investor married to the primary beneficiary of Summit, in the aggregate face amount of $100,000 at 6% interest and an April 30, 2010 maturity date. The principal balance is included in notes payable, related parties on our consolidated balance sheet at September 30, 2009.

In August 2008, we entered into a note agreement with our President and Chief Executive Officer, Dr. Gerard C. D’Couto. Under the agreement, as amended, we borrowed $30,000 with interest at 10% compounded monthly and a maturity date of March 29, 2009. As of September 30, 2009 and 2008 the remaining note balance was $2,416 and $30,000, respectively. The principal balance is included in notes payable, related parties on our consolidated balance sheets.

Note 7. Stockholders’ Equity

Preferred Stock – Our board of directors has the authority, without action by the stockholders, to designate and issue up to 5,000,000 shares of preferred stock as of September 30, 2009 in one or more series and to designate the rights, preferences and privileges of each series, any or all of which may be greater than the rights of our common stock.

In June 2008, our board of directors approved the issuance of a minimum of 7,500,000 shares of Series A preferred stock (“Series A”) at a purchase price of $0.04 per share, or a minimum of $300,000 in the aggregate, to investors under a Series A Securities Purchase Agreement.  The holders of Series A were entitled to payment of dividends, when, as and if declared by our Board of Directors, in preference to the holders of common stock. Holders of Series A are also entitled to a liquidation preference of $0.04 per share in the event of our liquidation, dissolution or winding up. At the discretion of our board of directors, each share of Series A may be converted into .80 shares of common stock. Except as required by law, the Series A has no voting rights.  As of September 30, 2008, approximately $759,000 in gross proceeds had been received from the offering. Further, a $50,000 note payable balance was converted into 1,250,000 shares of Series A during the year ended September 30, 2008. Based on these transactions, 20,217,100 shares were issued under this agreement as of September 30, 2008 for net cash proceeds of approximately $708,000. During the year ended September 30, 2009, we issued an additional 4,775,500 shares of Series A Preferred and received approximately $191,000 in cash proceeds, net of financing costs.

Jesup & Lamont Securities Corporation is acting as placement agent in connection with the private placement of the Series A and in 2008 received 264,000 shares of our common stock valued at approximately $63,000 in payment of services.

As of September 30, 2009, all 24,992,600 outstanding shares of our Series A were converted into 19,994,394 shares of our common stock.

Series B Preferred Stock – As discussed in Note 2, in July 2009, we entered into the Purchase Agreement with Optimus under which Optimus has committed to purchase up to $10,000,000 of our Series B preferred stock. Under the terms of the Purchase Agreement, from time to time until July 29, 2010 and at our sole discretion, we may present Optimus with a notice to purchase such Series B Preferred Stock (the “Notice”). Optimus is obligated to purchase such Series B Preferred Stock on the tenth trading day after the Notice date, subject to satisfaction of certain closing conditions. Optimus will not be obligated to purchase the Series B Preferred Stock (i) in the event the closing price of our common stock during the nine trading days following delivery of a Notice falls below 75% of the closing price on the trading day prior to the date such Notice is delivered to Optimus, or (ii) to the extent such purchase would result in Optimus and its affiliates beneficially owning more than 9.99% of our common stock.

 On the date of delivery of each Notice under the Purchase Agreement, we will also issue to Optimus five-year warrants to purchase our common stock at an exercise price equal to the closing price of our common stock on the trading day prior to the delivery date of the Notice. The number of shares issuable upon exercise of the warrant will be equal in value to 135% of the purchase price of the Series B preferred stock to be issued in respect of the related Notice. Each warrant will be exercisable on the earlier of (i) the date on which a registration statement registering for resale the shares of common stock issuable upon exercise of such warrant becomes effective and (ii) the date that is six months after the issuance date of such warrant.

 The Series B preferred stock is redeemable after the fourth anniversary of the date of its issuance and is subject to repurchase: (i) at any time at our election, or (ii) following the consummation of certain fundamental transactions, at the option of a majority of the holders of the Series B preferred stock.

 Holders of Series B preferred stock will be entitled to receive dividends which will accrue in shares of Series B preferred stock on an annual basis at a rate equal to 10% per annum from the issuance date. Accrued dividends will be payable upon redemption of the Series B preferred stock. The Series B preferred stock ranks, with respect to dividend rights and rights upon liquidation, senior to our common stock.

 The Series B preferred stock and warrants and the common stock issuable upon exercise of the warrants will not be or have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

The terms of the Purchase Agreement and form of Warrant, described above, are only a summary of these documents and are qualified in their entirety by reference to these documents, which are incorporated by reference to our Form 8-K filed on July 30, 2009. As of the date of this report, we have not issued any tranche notices for funding under the Purchase Agreement.

Common Stock – Holders of our common stock are entitled to one vote for each share held of record on all matters submitted to a vote of the holders of our common stock.  Subject to the rights of the holders of any class of our capital stock having any preference or priority over our common stock, the holders of shares of our common stock are entitled to receive dividends that are declared by our board of directors out of legally available funds.  In the event of our liquidation, dissolution or winding up, the holders of our common stock are entitled to share ratably in our net assets remaining after payment of liabilities, subject to prior rights of preferred stock, if any, then outstanding.  Our common stock has no preemptive rights, conversion rights, redemption rights, or sinking fund provisions, and there are no dividends in arrears or in default.  All shares of our common stock have equal distribution, liquidation and voting rights and have no preferences or exchange rights.

Common Stock Splits – In July 2009, we effectuated the 200:1 reverse common stock split approved by shareholders in August 2008. In August 2009, FINRA approved our request for a 6:1 forward stock split of our common shares as approved by our board of directors. The record date for this split was August 14, 2009. All common share and per share amounts included in these consolidated financial statements have been adjusted retroactively to reflect the effects of these splits.

Upon the implementation of the 200:1 reverse common stock split, the authorized shares of common stock were reduced to 20 million shares from 500 million. In July 2009, our board of directors approved the increase in authorized common stock from 20,000,000 shares to 80,000,000 shares.

Common Stock Issuances – During the year ended September 30, 2009, we issued approximately 396,000 shares of our common stock for services valued at approximately $69,000 based on the market value of the stock. During the year, we also issued approximately 200,000 shares of our common stock, valued at $20,000, in connection with the settlement of outstanding accounts payable balances.

Pursuant to the terms of our convertible note payable agreement with CAMZHN (see Note 6), in February 2009 we issued 1,635,000 shares of our common stock valued at $327,000 based on the market value of the stock as a partial forbearance fee related to our note payable.  In addition, pursuant to the terms of our convertible note payable agreements with Agile and Capitoline (see Note 6), during the year ended September 30, 2009, we issued 1,620,470 shares of our common stock valued at approximately $364,100, based on the market value of the stock, for financing fees and 1,869,334 shares of our common stock valued at $455,200, based on the market value of the stock, for interest.

In April 2008, Summit, one of our largest shareholders, purchased 300,000 shares of common stock for $0.33 per share for a total of $100,000. The purchase agreement provided standard piggyback registration rights and certain down-round protection, in that additional shares would be issued to Summit in the event of subsequent financings at an effective price per share less than $0.33, subject to certain exceptions.

In September 2008 and August 2009, we issued 1,700,000 and 1,950,000 additional shares of common stock to Summit pursuant to the terms of the anti-dilution clause of the agreement and, for the August 2009 stock issuance, in full payment of a $15,000 note due Summit. Effective August 2009, the anti-dilution clause of the purchase agreement was terminated.

During the year ended September 30, 2008, CAMHZN received approximately 165,000 shares of common stock, valued at $275,000, in payment of interest and penalties as provided for in the loan documents discussed in Note 6. All common shares issued were recorded to interest expense during the year ended September 30, 2008.  We also issued 33,750 shares of common stock in November 2007 to CAMHZN for financing fees of $225,000 based on the market value of the stock. Additionally, pursuant to the loan agreement with CAMHZN, the Company received correspondence from CAMHZN on May 13, 2008 demanding an additional 1,635,000 shares of common stock to raise their number of collateral shares in order to comply with the 500% debt coverage requirement included in the loan agreement. Effective May 22, 2008, CAMHZN agreed to forbear from exercising any remedies available under its loan documents or applicable law for a period ending on September 29, 2008, in exchange for the release of 240,000 shares of common stock which were valued at $304,000 and were recorded as interest expense in the year ended September 30, 2008.

As discussed in Note 6, in November 2007 we issued approximately 51,000 shares of common stock to EPD for financing fees of $350,000 based on the market value of the stock. In addition, during 2008, we issued approximately 300,000 shares of our common stock to EPD, at various calculated prices per share based on the market value of our common stock, in payment of certain penalties pursuant to defaults, as defined under the loan agreements with EPD. The aggregate penalty of $513,000 was recorded as interest expense during the year ended September 30, 2008.  In February 2008, EPD converted $63,000 of our outstanding note payable into 23,466 shares of our common stock.

Long Term Incentive Compensation Plan – In August of 2008, we amended our Long Term Incentive Compensation Plan (“the Plan”) first adopted in March 2006. Under the amended Plan, the maximum number of shares issuable is 6,000,000. The Plan is to continue for a term of ten years from the date of its adoption. The Plan is administered by our board of directors. We have outstanding stock options for 2,862,745 shares to employees, the board of directors, and advisors and consultants, and none of these options have as of yet been exercised. Options are exercisable for ten years from date of grant. Options granted in excess of 6,000,000 will require shareholder approval.  For the years ended September 30, 2009 and 2008, there were 2,841,700 and nil stock options issued, respectively, under the amended Plan.

Share-Based Compensation - To calculate the value of share-based compensation, we use the Black-Scholes fair value option-pricing model with the following weighted average assumptions for options and warrants granted during the year ended September 30, 2009 and 2008:

	2009	2008
Risk free interest rate	2.9%	3.2%
Expected dividend yield	0.0%	0.0%
Volatility	238.1%	136.6%
Expected life in years	9.6	7.2

Share-based payments recognized as operating expense are as follows for the year ended September 30, 2009 and 2008:

	2009	2008
Common stock options	$3,205,455	$693,766
Common stock purchase warrants	59,383	76,913
Issuance of common stock	67,869	33,332
Total share based payments	$3,332,707	$804,011

Total share based payments were recorded as follows:
Research and development expense	86,346	282,873
General and administrative expense	3,246,361	521,138
	$3,332,707	$804,011

We awarded grants of restricted common stock to employees, net of cancellations, totaling 9,000 and 25,000 shares and valued at approximately $25,200 and $33,300 for the years ended September 30, 2009 and September 30, 2008, respectively. All shares were fully vested and recognized as expense within their respective years.

In September 2009, we cancelled approximately 75,000 stock options previously issued to employees having a weighted average exercise price of $8.99 and, in September 2009 we issued these employees an aggregate of 2,376,250 new options having an exercise price of $1.28 per share, which was equal to the fair value of our common stock on the date of grant. As a result of these transactions which is being accounted for as a modification, we recognized an incremental credit of $96,000 to stock-based compensation in 2009, of which $9,000 was recorded to R&D expense and $87,000 was recorded to G&A expense.

Warrants – At September 30, 2009, there were warrants outstanding for the purchase of approximately 637,000 shares of our common stock at a weighted average exercise price of $25.14 per share.  During the year ended September 30, 2009, we issued warrants to purchase a total of approximately 173,000 shares of common stock at a weighted average exercise price of $1.64 per share for services.  Share-based compensation was calculated using the Black-Scholes model.

In July 2008, in payment of interest on a note payable with Aspen, we issued five year warrants to purchase 9,000 shares of our common stock at $1.00 per share (see Note 6). Those warrants vested immediately in 2008 and were valued at $5,933.

In February 2008, three-year warrants to acquire 22,500 shares of common stock were granted to the three new Strategic Advisory Board members in the amount of 7,500 each. Of the warrants granted, 15,000 are exercisable at $3.33 per share and 7,500 are exercisable at $2.00 per share. Each person paid $100 for their warrant and all warrants vest in full one year from the date of grant. Share-based compensation of $33,155 was calculated using the Black-Scholes model, of which $19,826 was recorded to expense for the year ended September 30, 2008, and the remaining balance was amortized during the year ended September 30, 2009.

The offering of shares of common stock that was consummated in May 2007 included five-year warrants to acquire a total of 289,013 shares of common stock. One third of the total number of warrants is exercisable at $36.67, $53.33 and $66.67 respectively. Such warrants are generally exercisable only by the original purchaser. The exercise price of the warrants was reduced to $6.67 per share for six days in October 2007 in order to induce exercise and we issued 18,927 common shares for proceeds of $126,000.

A summary of warrants granted and outstanding at September 30, 2008 and 2009 follows:

Warrants Outstanding
Outstanding at September 30, 2007	569,951
Grants	54,000
Cancellations	(141,150)
Exercised	(18,927)
Outstanding at September 30, 2008	463,874
Grants	172,958
Outstanding at September 30, 2009	636,832

Warrants outstanding at September 30, 2009 expire at various dates from July 2010 to August 2014.

The following table summarizes stock option activity during the years ended September 30, 2009 and 2008:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at September 30, 2007 (246,896 exercisable options )	321,146	$9.67
Grants during the year ended September 30, 2008	33,150	1.33
Forfeitures and expirations	(121,701)	23.00
Outstanding at September 30, 2008 (197,580 exercisable options)	232,595	$9.67
Grants during the year ended September 30, 2009	2,841,700	1.29
Forfeitures	(136,634)	6.36
Cancellations	(74,916)	8.99
Outstanding at September 30, 2009 (2,592,475 exercisable options)	2,862,745	$1.31

The weighted average fair value of the options granted during the years ended September 30, 2009 and 2008 was $1.29 and $1.33 respectively and the weighted average remaining contractual lives of outstanding options at September 30, 2009 was 10 years. For exercisable and vested options as of September 30, 2009, the weighted average contractual term is also 10 years.

The aggregate intrinsic value of the options outstanding represents the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between our closing stock price on the last trading day of September 30, 2009 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on September 30, 2009. At September 30, 2009, there were 3,150 options with exercise prices below the closing price with an intrinsic value of $2,000.

As of September 30, 2009, we had approximately $331,000 of total unrecognized compensation cost related to non-vested stock-based awards granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for any future changes in estimated forfeitures. We expect to recognize this cost from 2010 through 2012.

Employee Stock Purchase Plan - In August 2008, we adopted an Employee Stock Purchase Plan (the “Stock Purchase Plan”). The number of shares of common stock that may be sold pursuant to the Stock Purchase Plan shall not exceed, in the aggregate, 900,000 shares of Common Stock. As of September 30, 2009, no shares have been purchased under the Stock Purchase Plan

Note 8. Development Agreement with a Customer

We were party to a development agreement with a customer to develop proof-of-concept fuel cell power source prototypes (Phase I) and, if successful and elected by the customer, the development of fuel cell power sources (Phase II). We received $344,000 for certain services in Phase I and recognized revenue of $154,500 for the completion of the initial Phase I requirement in 2004 and deferred the balance of $189,500 until the related services are rendered and the final Phase I milestone is reached. We believe the final Phase I milestone was reached in 2009. However, customer acceptance has not yet occurred and the balance of $189,500 has not yet been recognized as revenue.

Note 9.  Commitments and Contingencies

Our corporate headquarters and laboratory facilities are leased under a lease agreement which expired March 31, 2009 and was extended to September 30, 2009. We currently lease on a month-to-month basis and intend to negotiate with the landlord for a lease extension. As of September 30, 2009, monthly minimum rental and related payments were approximately $17,000 per month. Rental expense was approximately $192,000 and $163,000 for the years ended September 30, 2009 and 2008, respectively.

We included an expense of $314,000 in our consolidated financial statements for the year ended September 30, 2008 pertaining to severance obligations and related costs related to our former Chairman, President and Chief Executive Officer, Paul Abramowitz who resigned as President and CEO in January 2008 and as a director in April 2008. This amount is included in accounts payable at September 30, 2009 and 2008, however, we contest that any payment is due under our agreements with Mr. Abramowitz and, if successful, will have minimal or no liability for such amounts.

Note 10. Related Party Transactions

See Note 6 regarding related party note agreements.

During the year ended September 30, 2008, we issued 7,500 shares of common stock to David M. Barnes, formerly our Chief Financial Officer, in payment for services rendered. The shares were valued at $10,000.

Note 11. Income Taxes

Significant components of our deferred tax assets and liabilities and related valuation allowances are as follows as of September 30, 2009 and 2008:

	2009	2008
Deferred tax assets (liabilities):
Accelerated depreciation	$5,000	$128,000
Research & development credit	973,000	916,000
Accrued vacation	12,000	19,000
Accrued severance and wages	139,000	119,000
Shared-based compensation expense	2,174,000	1,072,000
Net operating loss carryforwards	13,770,000	12,548,000
Total net deferred tax assets	17,073,000	14,802,000
Valuation allowance	(17,073,000)	(14,802,000)
Deferred tax assets, net of valuation allowance	$-	$-

We have established a valuation allowance as of September 30, 2009 and 2008, due to the uncertainty of future realization of the net deferred tax assets. During the years ended September 30, 2009 and 2008, the valuation allowance increased by $2,271,000 and $2,395,000, respectively.

The difference between the tax at the statutory federal tax rate and no tax provision for the years ended September 30, 2009 and 2008 is primarily due to our full valuation allowance against our deferred tax assets.

At September 30, 2009, we had net operating loss carryforwards for Federal income tax purposes of approximately $40,500,000 and research and development credit carryforwards of approximately $973,000 available to offset future income that expire through 2028. Utilization of the carryforwards is dependent on generating future taxable income and may be limited by Internal Revenue Code Section 382 due to the more than 50% change in control in NPSWA's ownership in its acquisition in March 2006.

Note 12. Subsequent Events through January 13, 2010 (the date these financial statements were issued).

Agile Opportunity Fund, LLC and Capitoline Advisors, Inc. - In October and November 2009, we issued additional notes to Capitoline in the aggregate face amount of $164,000, and aggregate purchase price amount of $141,000. Under the terms of the Securities Purchase Agreement, 166,000 additional shares valued at $156,000 are also issuable and will be recorded as interest expense.

In November 2009, we also entered into a 4th Amendment to Securities Purchase Agreement with Agile and Capitoline whereby we issued 10,000,000 shares of our common stock to be held as additional collateral for the Notes issued to these lenders.

SolCool Shares. In October 2009, under the terms of the Amended Merger Agreement with SolCool, we issued 238,000 shares of our common stock to the owners of SolCool. 238,000 additional common shares were issued in October 2009 and will be held in escrow to ensure best-effort execution of SolCool’s obligations under the Amended Merger Agreement. The closing of the merger is subject to other customary closing conditions including the filing of the articles of merger with the applicable states.

Summit Agreement. In October 2009, we entered into an advisory services agreement with Summit whereby Summit will indentify, introduce, engage, and compensate investor relations and/or public relations firms (“Firms”) on our behalf. We issued Summit 1,650,000 shares under the terms of this agreement, 95% of the value of which is to represent compensation to be applied against services provide by Firms.

Daisy Rodriguez. In October 2009, we received $25,000 in additional funds from Daisy Rodriguez, a private investor married to the primary beneficiary of Summit. The balance will be added to the aggregate face amount of the $100,000 note payable currently outstanding (See Note 6) and will have the same 6% interest and April 30, 2010 maturity date.

ITEM 9: Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

There are not and have not been any disagreements between us and our accountants on any matter of accounting principles, practices or financial statement disclosure.

ITEM 9A(T): Controls and Procedures.

(a)
Disclosure Controls and Procedures.  As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of senior management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the  design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act due to the material weaknesses in our internal control over financial reporting.  A discussion of the material weaknesses in our controls and procedures is described below.

(b)
Internal Control over Financial Reporting.  There have been no changes in our internal controls over financial reporting or in other factors during the fourth fiscal quarter ended September 30, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date we carried out our most recent evaluation.

(c)
Management Report on Internal Control.  Management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, is a process designed by, or under the supervision of, our CEO and CFO, or persons performing similar functions, and effected by our board of directors, management or other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Our management, with the participation of our CEO and CFO, has established and maintained policies and procedures designed to maintain the adequacy of our internal control over financial reporting, and include those policies and procedures that :

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the interim or annual consolidated financial statements.

Management has used the framework set forth in the report entitled Internal Control – Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) to evaluate the effectiveness of our internal control over financial reporting. Management was unable to implement its remediation plans during 2009 due to cost considerations. As a result of the material weaknesses described below, management has concluded that our internal control over financial reporting was not effective as of September 30, 2009.

Management has determined that, as of the September 30, 2009 measurement date, there were deficiencies in both the design and the effectiveness of our internal control over financial reporting. Management has assessed these deficiencies and determined that there were various material weaknesses in our internal control over financial reporting. As a result of our assessment that material weaknesses in our internal control over financial reporting existed as of September 30, 2009, management has concluded that our internal control over financial reporting was not effective as of September 30, 2009. The existence of a material weakness or weaknesses is an indication that there is a more than remote likelihood that a material misstatement of our financial statements will not be prevented or detected in a future period.

Management has assigned a high priority to the short-and long-term improvement of our internal control over financial reporting.  We have listed below the nature of the material weaknesses we have identified, the steps we are taking to remediate these material weaknesses and when we expect to have the material weaknesses remediated.

•	Inadequate or ineffective policies for documenting transactions;
•	Inadequate or ineffective design of policies and execution of processes related to accounting for transactions; and
•	Inadequate or ineffective internal control environment related to segregation of duties.

We intend to design and implement policies and procedures to remediate the material weaknesses in our internal control over financial reporting in fiscal 2010.

This annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all errors or misstatements and all fraud. Therefore, even those systems determined to be effective can provide only reasonable, not absolute, assurance that the objectives of the policies and procedures are met.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

ITEM 9B.  Other Information.

None

PART III

Item 10: Directors, Executive Officers and Corporate Governance.

The following table sets forth the names and ages as of January 12, 2010 of our directors and executive officers:

Name	Age	Position
Dr. Gerard C. D’Couto	43	President and Chief Executive Officer, Director
Jon M. Garfield	46	Director
Eduardo Cabrera	50	Director
Michael Selsman	73	Director
Paul Sidlo	53	Director
Stephen M. Wilson	54	Chief Financial Officer
James H. Smith		Former Director
Robert J. McGovern		Former Director
Michael Solomon		Former Director
Leroy Ohlsen		Former Director

Set forth below is biographical information concerning our directors and executive officers.

Dr. Gerard C. (Chris) D’Couto has served as a member of our board of directors since January 28, 2008 and as our Chief Executive Officer and President since February 2008.  Until such time, he served as our Chief Operating Officer and Executive Vice President since September 2007. Prior to joining us, Dr. D’Couto served as senior director of marketing at FormFactor Inc. from January 2006, where he headed the launch of NAND flash and DRAM sort probe cards. Prior to that, Dr. D’Couto had a nine-year tenure at Novellus Systems, Inc., with positions of increasing responsibility ranging from product management to technology development and sales. Prior to that, Dr. D’Couto worked at Varian Associates and as a consultant to Intel Corporation. Dr. D’Couto received a bachelor’s degree in chemical engineering from the Coimbatore Institute of Technology in India and also received a master’s and a doctoral degree in chemical engineering from Clarkson University in New York. Dr. D’Couto also earned an MBA from the Haas School of Business at the University of California, Berkeley.

Jon M. Garfield has served on our board of directors since May 2008.  He has served as Chief Executive Officer of technology company Clearant, Inc. (OTCBB: CLRA) since January 2007 and as Chief Financial Officer at Clearant since September 2006.  Mr. Garfield has served as a member of its board of directors since May 2007.  From September 2001 through 2006, Mr. Garfield served as an independent financial consultant, including advising as to SEC reporting obligations and Sarbanes-Oxley compliance. From 1998 until 2001, he served as Chief Financial Officer of a telecom service provider and a software developer. From 1996 to 1998, he served as Vice President of Acquisitions for formerly NYSE-listed ground transportation consolidator Coach USA, Inc. From 1991 to 1996, Mr. Garfield served as Corporate Assistant Controller of Maxxim Medical, Inc., a formerly New York Stock Exchange listed manufacturer and distributor. During 1986 to 1991, Mr. Garfield practiced public accounting with Arthur Andersen and PricewaterhouseCoopers. Mr. Garfield received a Bachelor of Business Administration in Accounting from University of Texas, Austin.

Ed Cabrera has served on our board of directors since June 2009. Mr. Cabrera has worked on Wall Street for over 20 years, including his current position as Head of Investment Banking at Jesup & Lamont Securities Corporation where he has been employed since July 2005, at J. Giordano Securities Group from March 2004 until July 2005 and with Merrill Lynch as Managing Director and Head of Latin America from May 1993 until December 2002.  Since 2003, Mr. Cabrera has focused on providing advisory services and capital market access for emerging growth companies. Mr. Cabrera was selected for the 2000 Millenium edition of Who’s Who In Finance and in 1999 was named to the All-America team by Institutional Investor. Mr. Cabrera received his Bachelor of Science from the University of Florida in Engineering and Material Sciences where he graduated with honors and received his MBA in 1987 from Harvard Business School.

Michael Selsman has served on our board of directors since September 2009. Mr. Selsman writes and edits financial analyses, annual reports, stockbroker-investor overviews, corporate presentations, speeches, books and media communications for public and private companies. He has an extensive background in marketing, public relations, fund raising, media relations, strategic planning, corporate identity/image, public policy advocacy, employee communications and advertising. For the last 20 years, Mr. Selsman has been a principal of Public Communications Co., of Beverly Hills, CA and for the last five years has been President and CEO of Archer Entertainment Media Communications, Inc. (AEMC:PK).

Paul Sidlo has served on our board of directors since July 2009. Since 1987 Mr. Sidlo has been CEO and a director at Rez-N-8 Productions, Inc. (“REZN8”), a company that he founded that designs and creates high-end graphics, multi-media branding and graphical image systems that are employed to build and promote a brand. REZN8 served as principal outside design consultant for Microsoft, responsible for graphical user interface (GUI) development and production and development for XBOX, XBOX2, XBOX LIVE, MSN9&10, HOME MEDIA CENTER, WindowsXP and Microsoft’s Home of the Future. Mr. Sidlo is also Chief Creative Officer and a director of EMN8, a company that he co-founded in 2002 that is involved in the development and use of real-time rich media to better manage customer relationships in a variety of industries.

 Stephen M. Wilson, CPA, CMA has served as our Chief Financial Officer since July 2008 and Corporate Secretary and Controller since June 2008.  From May 2007 until February 2008, he served as Chief Financial Officer of Impart Media Group, Inc., a publicly-held digital signage technology company.  From July 2006 until his promotion to Chief Financial Officer of Impart, he served as its Vice President of Finance/Corporate Controller. Impart Media Group, Inc. consented to bankruptcy relief on May 21, 2008 following a petition for involuntary bankruptcy filed on February 14, 2008 in the United States Bankruptcy Court for the Southern District of New York. From 2004 to 2006, he served as Division Controller for Rabanco Companies, a division of Allied Waste. From 2000 to 2004, Mr. Wilson was owner and President of Strategic Finance & Accounting Services, Inc. He is a licensed Certified Public Accountant and is also a Certified Management Accountant and holds dual Bachelor of Arts degrees in Accounting and Business Administration from Western Washington University.

Composition of Board of Directors

Our bylaws authorize no less than one (1) and no more than seven (7) directors.  We currently have five directors on our board of directors (the “Board”).

Term of Office

Our directors are appointed for one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws.  Our officers are appointed by the Board and hold office until removed by the Board.

Family Relationships

None.

Director or Officer Involvement in Certain Legal Proceedings

None.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors and persons who beneficially own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. These insiders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file, including Forms 3, 4 and 5. Based solely upon our review of copies of such forms that we have received, and other information available to us, to the best of our knowledge each of the following persons was late in filing one Form 4: Gerard C. D’Couto, Stephen M. Wilson, Eduardo Cabrera, Jon Garfield, Paul Sidlo, and Michael Selsman.

Code of Ethics Disclosure

We have a Code of Ethics that applies to our directors and officers or others performing similar functions. Any person can receive a free copy of our Code of Ethics upon written request.

Audit Committee of the Board of Directors

We have an audit committee of the Board consisting of one independent director, Jon M. Garfield. The Audit Committee functions in part as an independent and objective party with oversight of our financial reporting process and internal controls.

Compensation Committee of the Board of Directors

Compensation Committee functions are currently administrated by the full Board. The Compensation Committee formerly consisted of James H. Smith and Robert J. McGovern until their departure from the Board in 2009. The functions of the Compensation Committee are to review and approve the goals of the Chief Executive Officer, to review and approve salaries, bonuses and other benefits payable to our executive officers and to administer our Long Term Incentive Compensation Plan and Employee Stock Purchase Plan.

Nominating Committee of the Board of Directors

Nominating Committee functions are currently administrated by the full Board. The Nominating Committee formerly consisted of James H. Smith and Michael F. Solomon until their departure from the Board in 2009. The Nomination Committee is responsible for proposing a slate of directors for election by the stockholders at each annual stockholders meeting and for proposing candidates to fill any vacancies.

ITEM 11: EXECUTIVE COMPENSATION

The following Summary Compensation Table sets forth certain information concerning the compensation of (i) our Chief Executive Officer, (ii) our Chief Financial Officer, and (iii) our other most highly compensated executive officers (“Named Executive Officers”) during the fiscal years ended September 30, 2009 and 2008:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Gerard C. ("Chris") D'Couto	2009	$106,000			$2,649,000			$11,000	$2,766,000
President & CEO	2008	210,000			—			14,000	224,000

Stephen M. Wilson	2009	$106,000			$331,000			$11,000	$448,000
Chief Financial Officer	2008	53,000			20,000			6,000	79,000

Tsali Cross(1)	2009	$83,000			$19,000			$5,000	$107,000
VP Engineering	2008	98,000						5,000	79,000

Paul Abramowitz
Former President & CEO	2008	$377,000							$377,000

(1)	Dr. Cross does not serve as an officer.

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

Dr. Gerard C. (Chris) D'Couto: Under the terms of the Offer Letter entered into between Dr. Gerard C. (Chris) D’Couto and us when he joined us as Chief Operating Officer, he receives a per annum base salary of $225,000 and, a bonus equal to 50% of his base salary upon the completion of certain milestones. Due to our financial circumstances, Dr. C’Couto has taken a reduction in salary and did not earn the base salary of $225,000 in the year ended September 30, 2009. In the event Dr. D’Couto’s employment is terminated (i) for any reason other than for cause or a winding down of our operations or (ii) due to a change in control where he is not offered a comparable position at a similar compensation, Dr. D'Couto will be entitled to a severance payment equal to six months of his then current base salary.

Outstanding Equity Awards At Fiscal Year-End

The following table sets forth information regarding the outstanding equity awards held by our Named Executive Officers as of September 30, 2009:

Outstanding Equity Awards at Fiscal Year-End

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Dr. Gerard C. (Chris) D'Couto	2,070,000			$1.28	Sep. 2019
Stephen M. Wilson Chief Financial Officer	64,688	194,062		$1.28	Sep. 2019
	3,000	9,000		$1.67	Apr. 2018

Compensation of Directors

The following table sets forth information regarding the compensation of directors during the fiscal year ended September 30, 2009:

DIRECTOR COMPENSATION
					Change in
	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Pension Value and Nonqualified Deferred Earnings	All Other Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
Jon M. Garfield(1)	10,000	29,000	221,000				260,000
Eduardo Cabrera(2)			132,000				132,000
Michael Selsman(3)			88,000				88,000
Paul Sidlo(4)			110,000				110,000
James H. Smith(5)	17,000	38,000				16,000	71,000
Robert J. McGovern(6)	11,000	26,000				2,500	39,500
Michael Solomon(7)	5,000	15,000					20,000

(1) Fees earned in cash and stock awards not issued and are recorded as accrued compensation. Options awards consist of 172,500 fully vested options exercisable at $1.28 per share and expiring in September 2019.
(2) Options awards consist of 103,500 fully vested options exercisable at $1.28 per share and expiring in September 2019.

(3) Options awards consist of 69,000 options exercisable at $1.28 per share of which 17,250 are fully vested. The options expire in September 2019.
(4) Options awards consist of 86,250 fully vested options exercisable at $1.28 per share and expiring in September 2019.
(5) Fees earned in cash and stock awards not issued and are recorded as accrued compensation. Other compensation consisted of consulting services and was earned and paid.
(6) Fees earned in cash and stock awards not issued and are recorded as accrued compensation. Other compensation consisted of consulting services and was earned and paid.
(7) Fees earned in cash and stock awards not issued and are recorded as accrued compensation.

Stock Option Plan and Stock Options

In August 2008, we amended our Long Term Incentive Compensation Plan (the “Plan”) first adopted in March 2006. Under the amended Plan, the maximum number of shares issuable is 6,000,000. As of September 30, 2009, there were 2,862,745 stock options issued under the amended Plan.

The Plan was adopted by the Board on March 14, 2006, to be effective on March 14, 2006, and was approved by the stockholders on that same date. The Plan is to continue for a term of ten years from the date of its adoption. The Plan seeks to promote the long-term success of our company and our subsidiaries and to provide financial incentives to employees, members of the Board and advisors and consultants of our company and our subsidiaries to strive for long-term creation of stockholder value by providing stock options and other stock and cash incentive.

The functions of the Compensation Committee are currently administered by the full Board. Until their departure from the Board in 2009, the Compensation Committee was comprised of two members of our Board of Directors, James Smith and Robert McGovern who administered the Plan. The Compensation Committee has the authority to make awards, construe and interpret the Plan and any awards granted thereunder, to establish and amend rules for Plan administration, to change the terms and conditions of options and other awards at or after grant, and to make all other determinations which it deems necessary or advisable for the administration of the Plan.

To date, the Committee has awarded stock options for 2,862,745 shares to employees, members of the Board and advisors and consultants, and none of these options has as of yet been exercised. If we change the number of issued shares of common stock by stock dividend, stock split, spin-off, split-off, spin-out, recapitalization, merger, consolidation, reorganization, combination, or exchange of shares, the total number of shares reserved for issuance under the Plan, the maximum number of shares which may be made subject to an award or all awards in any calendar year, and the number of shares covered by each outstanding award and the price therefor, if any, may be equitably adjusted by the Committee, in its sole discretion.

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

Employee Stock Purchase Plan

In August 2008, we adopted an Employee Stock Purchase Plan (the “Stock Purchase Plan”). The amount of shares of common stock that may be sold pursuant to the Stock Purchase Plan shall not exceed, in the aggregate, 900,000. As of September 30, 2009, no shares have been purchased under the Stock Purchase Plan

Item 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGMEENT AND RELATED STOCKHOLDER MATTERS
 Set forth below is certain information as of December 31, 2009 with respect to each person or group who is known to us, in reliance on Schedules Forms 4 and transfer agent records in reporting beneficial ownership and filed with the SEC, to beneficially own more than 5% of our common stock. Except as otherwise noted below, all shares of common stock are owned beneficially by the individual or group listed with sole voting and/or investment power.

Name and Address of Beneficial Owner(1)	Amount Beneficial Ownership	Class of Beneficial Ownership	Percent of Class

Summit Trading Limited Charlotte House, P.O. Box N-65 Charlotte Street Nassau, Bahamas(2)	1,938,506	Common Stock	5.1%

Green World Trust 4093 Quakerbridge Road Princeton Jct, NJ 08550(3)	4,823,060	Common Stock	12.3%

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

(3)	The natural person exercising voting control over the shares of our common stock is Darren Baldo, Trustee of Green World Trust.

SECURITY OWNERSHIP OF MANAGEMENT

Set forth below is certain information as of December 31, 2009 for (i) the members of and nominees for the Board of Directors, (ii) our executive officers, and (iii) our directors and executive officers as a group. No shares identified below are subject to a pledge.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percent of Class

Dr. Gerard C. D’Couto, President, Chief Executive Officer, Director (2)	2,470,002	6.6%
Jon Garfield, Director(3)	172,500	*
Eduardo Cabrera, Director(4)	103,000	*
Paul Sidlo, Director(5)	86,250	*
Michael Selsman, Director(6)	69,000	*
Stephen M. Wilson, Chief Financial Officer(7)	350,754	*
All Directors and Officers as a Group (6 individuals)	3,251,506	8.7%

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

(2)	Consists of 400,002 common shares and 2,070,000 shares of common stock underlying options which are fully vested.

(3)	Consists of 172,500 shares of common stock underlying options which are fully vested.

(4)	Consists of 103,500 shares of common stock underlying options which are fully vested.

(5)	Consists of 86,250 shares of common stock underlying options which are fully vested.

(6)	Consists of 69,000 shares of common stock underlying options of which 17,250 are fully vested.

(7)	Consists of 80,004 common shares and 270,750 shares of common stock underlying options of which 67,688 are fully vested.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

In September 2008, we entered into a note agreement with Summit Trading Limited (“Summit”). Under the agreement, we borrowed $15,000 at no interest with a maturity date of October 2, 2008. The balance was paid in full in August 2009. The principal balance is included in notes payable, related parties on our consolidated balance sheet at September 30, 2008.

In September 2009, we received funds from Daisy Rodriguez, a private investor married to the primary beneficiary of Summit, in the aggregate face amount of $100,000 at 6% interest and an April 30, 2010 maturity date. The principal balance is included in notes payable, related parties on our consolidated balance sheet at September 30, 2009.

In August 2008, we entered into a note agreement with our President and Chief Executive Officer, Dr. Gerard C. D’Couto. Under the agreement, as amended, we borrowed $30,000 with interest at 10% compounded monthly and a maturity date of March 29, 2009. As of September 30, 2009 the remaining note balance was $2,400. The principal balance is included in notes payable, related parties on our consolidated balance sheet.

Director Independence

Because they are not employees and have no other business relationships with us except as directors, the Board of Directors has determined that Messrs. Garfield, Cabrera, Sidlo, and Selsman qualify as independent directors.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The firm of Peterson Sullivan LLP has been appointed to serve as our independent registered public accounting firm for the 2009 fiscal year unless the Audit Committee deems it advisable to make a substitution.  Our Audit Committee has responsibility for the approval of all audit and non-audit services before we engage an accountant. All of the services rendered to us by Peterson Sullivan LLP for the periods ended September 30, 2009 and September 30, 2008 were pre-approved by the Audit Committee before the engagement of the auditors for such services. Our pre-approval policy will expressly provide for the annual pre-approval of all audits, audit-related and all non-audit services proposed to be rendered by the independent auditor for the fiscal year, as specifically described in the auditor's engagement letter, such annual pre-approval to be performed by the Audit Committee.

The following table represents the aggregate fees billed for professional audit services rendered to us by Peterson Sullivan LLP for the audit of our annual financial statements during the year ended September 30, 2009 and 2008, and all fees billed for other services by Peterson Sullivan LLP during those periods:

	2009	2008
Audit Fees (1)	$62,458	$74,246
Audit Related Fees (1)	11,521	60,076
Tax Fees (2)	280	—
All other Fees (3)	—	22,049
Total Accounting Fees and Services	$74,259	$156,370

(1) Audit Fees. These are fees for professional services for the audit of our annual financial statements, and for the review of the financial statements included in our filings on Form 10Q and for services that are normally provided in connection with statutory and regulatory filings or engagements, including late filings for previous years.

(2) Tax Fees. These are fees for professional services with respect to tax compliance, tax advice, and tax planning.

(3) All Other Fees. These are fees for permissible work that does not fall within any of the other fee categories, i.e., Audit Fees or Tax Fees.

Item 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1)(2)  Financial Statements.

The financial statements listed in the Index to Financial Statements are filed as part of this Annual Report on Form 10-K.

(a)(3)  Exhibits.

The exhibits required by this Item are set forth on the Exhibit Index attached hereto.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by its duly authorized representatives.

Dated: January 13, 2010	NEAH POWER SYSTEMS, INC.

	By:	/s/ GERARD C. D’OUTO
Gerard C. D’Couto President and Chief Executive Officer

In accordance with the Securities and Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title(s)	Date

/s/ GERARD C. D’COUTO	President and Chief Executive Officer	January 13, 2010
Gerard C. D’Couto	(Principal Executive Officer)

/s/ STEPHEN M. WILSON	Chief Financial Officer	January 13, 2010
Stephen M. Wilson	(Principal Financial and Accounting Officer)

/s/ EDUARDO CABRERA	Director	January 13, 2010
Eduardo Cabrera

/s/ JON M. GARFIELD	Director	January 13, 2010
Jon M. Garfield

/s/ PAUL SIDLO	Director	January 13, 2010
Paul Sidlo

/s/ MICHAEL SELSMAN	Director	January 13, 2010
Michael Selsman

Exhibit Index

No.	Description

3.1	Articles of Incorporation, as amended (1)

3.2	Amended and Restated By-laws (1)

3.3	Certificate of Designation of Series A Preferred Stock (1)

3.4	Certificate of Merger (1)

4.1	Form of Stock Certificate for Common Stock (1)

4.2	Form of Stock Certificate for Preferred Stock (1)

10.1	Engagement Letter, dated as of March 20, 2006 by and between Neah Power Systems, Inc. and BMA Securities, Inc. (2)

10.2	Agreement and Plan of Merger among Neah Power Systems, Inc., Growth Mergers, Inc. and Growth Acquisitions Inc. (2)

10.3	Amendment to Agreement and Plan of Merger among Neah Power Systems, Inc., Growth Mergers, Inc. and Growth Acquisitions Inc. (2)

10.5	Form of warrant to purchase 3,753,000 shares of common stock (1)

10.6	Collaboration Agreement effective April 1, 2004 between Novellus Systems, Inc. and Neah Power Washington (5)

10.7	Letter Agreement extending the Collaboration Agreement, dated May 24, 2006 by and among Novellus Systems, Inc. , Neah Power Washington and Neah Power Systems, Inc. (2)

10.8	Amendment to Letter Agreement extending the Collaboration Agreement, dated August 22, 2006 by and among Novellus Systems, Inc., Neah Power Washington and Neah Power Systems, Inc. (3)

10.9	Amendment to Letter Agreement extending the Collaboration Agreement, dated August 22, 2006 by and among Novellus Systems, Inc., Neah Power Washington and Neah Power Systems, Inc. (7)

10.10	Warrant issued to Novellus Systems, Inc. (2)

10.11	Option Agreement issued to Dr. John Drewery (2)

10.12	Stock Option Plan (2)

10.13	Form of Stock Option Agreement (2)

10.14	Development Agreement by and between Neah Power Washington and Thales Communications, Inc. dated December 19, 2003 (3)

10.15	Amendment No. 1 to Development Agreement by and between Neah Power Washington and Thales Communications, Inc. dated July 28, 2004 (2)

10.16	Employment Agreement of Paul Abramowitz dated August 1, 2007 (6)

10.17	Lease Agreement, dated as of March 5, 2001, by and between Teachers Insurance and Annuity Association of America and Neah Power Washington (3)

10.18	First Amendment to Lease Agreement, dated as of June 6, 2003, by and between Teachers Insurance and Annuity Association of America and Neah Power Washington (3)

10.19	Second Amendment to Lease Agreement, dated as of July 7, 2006, by and between Teachers Insurance and Annuity Association of America and Neah Power Washington (3)

10.20	Consultancy Agreement by and between Danfoss A/S and Neah Power Systems, Inc., dated as of June 14, 2006 (3)

10.21	Amendment to Letter Agreement extending the Collaboration Agreement, dated August 22, 2006 by and among Novellus Systems, Inc., Neah Power Washington and Neah Power Systems, Inc. (4)

10.22	Settlement Agreement and Mutual General Releases between Burt Martin Arnold Securities, Inc. and Neah Power Systems, Inc. dated as of November 26, 2007

10.23	Services Agreement between Neah Power Systems, Inc. and Daniel Rosen (7)

10.24	Employment Agreement Neah Power Systems, Inc. and Dr. Gerard C (Chris) D'Couto (8)

10.25	10% Convertible Secured Promissory Note to EPD Investment Co., LLC due January 1, 2009 (9)

10.26	Common Stock Purchase Warrant of EPD Investment Co., LLC (9)

10.27	Purchase Agreement between Neah Power Systems, Inc. and EPD Investment Co., LLC (9)

10.28	Security Interest Agreement dated as of November 12, 2007, between Neah Power Systems, Inc. and EPD Investment Co., LLC (9)

10.29	12% Secured Promissory Note to CAMHZN Master LDC due June 28, 2008 (9)

10.30	Common Stock Purchase Warrant of CAMHZN Master LDC (10)

10.31	Purchase Agreement dated as of November 28, 2007, between Neah Power Systems, Inc. and CAMHZN Master LDC (10)

10.32	Security Interest and Pledge Agreement dated as of November 28, 2007, between Neah Power Systems, Inc. and CAMHZN Master LDC (10)

10.33	Repayment Issuance Letter dated November 28, 2007, to CAMHZN Master LDC (10)

10.34	Securities Purchase Agreement dated February 12, 2009 among Neah Power Systems, Inc., Agile Opportunity Fund, LLC and Capitoline Advisors Inc.

10.35	Form of Initial Original Issue Discount Term Promissory Note issued by Neah Power

10.36	Security Agreement dated February 12, 2009 among Neah Power Systems, Inc., Agile Opportunity Fund, LLC and Capitoline Investors Inc.

10.37	Form of Patent Security Agreement dated February 12, 2009 among Neah Power Systems, Inc., Agile Opportunity Fund, LLC and Capitoline Advisors Inc.

14.1	Code of Ethics(5)

21.1	Subsidiaries of the Registrant (2)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 per Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 per Section 906 of the Sarbanes-Oxley Act of 2002

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