Form 10-Q
period 2009-12-31
NEAH POWER SYSTEMS, INC.
filed 2010-02-22
CIK 1162816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

Large accelerated filer Accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 16, 2010

Common Stock, $0.001 par value	37,302,609

NEAH POWER SYSTEMS, INC.

TABLE OF CONTENTS

PAGE

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements	1

Condensed Consolidated Balance Sheets - December 31, 2009 and September 30, 2009	1

Condensed Consolidated Statements of Operations for the three months ended December 31, 2009 and 2008	2

Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2009 and 2008	3

Notes to Condensed Consolidated Financial Statements	4-12

Item 2. Management’s Discussion and Analysis	13-17

Item 4T. Controls and Procedures	18

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3. Legal Proceedings	19

Item 6. Exhibits	19

Signatures	20

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEAH POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
December 31, 2009 and September 30, 2009
(UNAUDITED)

	December 31,	September 30,
	2009	2009
ASSETS
Current assets
Cash and cash equivalents	$9,226	$20,223
Deferred financing costs, net	—	28,594
Acquisition costs (see Note 1)	263,990
Prepaid expenses and other current assets	71,402	63,956
Total current assets	344,618	112,773

Property and equipment, net	38,021	43,919

Total assets	$382,639	$156,692

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$1,868,009	$1,763,581
Accrued expenses	621,622	521,439
Notes payable - related parties	127,416	102,416
Notes payable, net of debt discount of $0 and $8,745, respectively	1,981,267	1,776,299
Deferred revenue	189,500	189,500
Total current liabilities	4,787,814	4,353,235

Total liabilities	4,787,814	4,353,235

Commitments and contingencies

Stockholders' equity (deficit)
Common stock and additional paid-in-capital $0.001 par value, 80,000,000 shares authorized, 47,970,648 and 34,833,598 shares issued and 36,799,949 and 34,377,890 outstanding, respectively	46,746,425	44,077,472
Treasury stock, 112,590 common shares, at no cost
Accumulated deficit	(51,151,600)	(48,274,015)
Total stockholders' equity (deficit)	(4,405,175)	(4,196,543)

Total liabilities and stockholders' equity (deficit)	$382,639	$156,692

See Notes to Condensed Consolidated Financial Statements

NEAH POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended December 31, 2009 and 2008
(UNAUDITED)

	For the	For the
	Three Months Ended	Three Months Ended
	December 31, 2009	December 31, 2008
Contract Revenues	$—	$510,563

Operating expenses
Research and development expense	180,651	497,632
General and administrative expense	2,318,946	312,641

Total operating expenses	2,499,597	810,273

Loss from operations	(2,499,597)	(299,710)

Other expense
Amortization of deferred financing costs	(101,765)
Interest expense	(276,223)	(584,542)

Net Loss	$(2,877,585)	$(884,252)

Basic and diluted loss per common share	$(0.08)	$(0.13)

Basic and diluted weighted average common shares outstanding	36,027,869	6,706,065

See Notes to Condensed Consolidated Financial Statements

NEAH POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended December 31, 2009 and 2008
(UNAUDITED)

	2009	2008

Cash flows from operating activities:
Net loss	$(2,877,585)	$(884,252)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	5,898	7,464
Amortization of deferred financing costs	101,765
Share-based payments included in operating expenses	2,027,821	23,613
Non-cash forbearance fees on note payable	—	567,000
Amortization of debt discount	32,242	—
Interest paid with common stock or warrants	172,308	—
Loss on disposal of assets	—	263

Changes in operating assets and liabilities
Contract receivable	—	(2,656)
Prepaid expenses and other current assets	7,732	14,196
Accounts payable	151,066	53,239
Accrued expenses	100,183	88,874
Net cash used by operating activities	(278,570)	(132,259)

Cash flows from investing activity:
Issuance of notes receivable	—	(16,000)
Net cash used by investing activity	—	(16,000)

Cash flows from financing activities:
Proceeds from sale of common stock	79,500	—
Net proceeds from notes payable	187,204	—
Proceeds from warrant exercises	869	—
Proceeds from sale of Series A convertible preferred stock	—	117,620
Principal payments on notes payable	—	(27,584)
Net cash provided by financing activities	267,573	90,036

Net change in cash and cash equivalents	(10,997)	(58,223)

Cash and cash equivalents, beginning of period	20,223	59,661

Cash and cash equivalents, end of period	$9,226	$1,438

Supplemental cash flow information

Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Noncash investing and financing activities
Issuance of shares for purchase of SolCool	$249,990	$—
Increase in note payable due to forbearance fee	$—	$567,000
Deferred financing costs paid with issuance of common stock	$62,648	$—
Settlement of accounts payable with issuance of stock	$46,639	$20,000
Original issue discount on notes payable	$23,497	$—
Prepaid financing fees paid in common stock	$29,129	$—

See Notes to Condensed Consolidated Financial Statements

Note 1 — Business

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

On July 27, 2009 and amended September 19, 2009, we entered into a first amended and restated agreement and plan of merger (the “Amended Merger Agreement”) with SolCool, Neah Power Acquisition Corp. (“Merger Sub”), our wholly-owned subsidiary, and Mark Walsh, manager and founder of SolCool, pursuant to which the Merger Sub will be merged into SolCool (the “Merger”). Under the terms of the Merger Agreement, we will issue $500,000 of common stock, or 476,190 shares of common stock, at a price of $1.05 per share, such shares of common stock to vest as follows: (i) 50% upon execution and the remaining 50% 24 months from the date of the Amended Merger Agreement, such vesting contingent upon Mark Walsh remaining our employee and using his best efforts to achieve SolCool’s business plan, and (ii) pay $100,000 to fund SolCool’s operations and shipments. To date, we have issued 238,000 shares valued at $250,000 and $14,000 towards the cash payment obligation which have been recorded in acquisition cost in the Condensed Consolidated Balance Sheet at December 31, 2009. The additional 50% of common shares will be issued and held in escrow to ensure payment of SolCool’s indemnification obligations under the Amended Merger Agreement. The closing of the merger, which we expect to close in the second quarter of our current fiscal year, is subject to other customary closing conditions including the filing of the articles of merger with the applicable states. As there has been only a partial transfer of consideration and we have not yet taken control of SolCool, the acquisition was not completed for accounting purposes prior to December 31, 2009, and thus the merger is not reflected in these condensed consolidated financial statements.

Note 2 — Going Concern

We have prepared our condensed consolidated financial statements assuming that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We had approximately $9,000 in unrestricted cash on hand as of December 31, 2009. We had an accumulated deficit as of December 31, 2009 of $51,152,000 and negative working capital of $4,443,000. For the three months ended December 31, 2009 and 2008, we had negative cash flow from operating activities of $279,000 and $132,000, respectively. We have limited capital resources and have sustained substantial losses, which raise substantial doubt about our ability to continue as a going concern. We must, therefore, raise sufficient capital to fund our overhead burden and our continuing research and development efforts going forward. Without this funding, our current cash balance is estimated to support our operations through approximately February 2010. No assurance can be given that we will be successful in obtaining adequate capital on acceptable conditions or at all.

We have relied primarily on sales of securities and proceeds from borrowings for operating capital. During the three months ended December 31, 2009, we raised capital by selling promissory notes for a total of $221,000 with net proceeds of $187,000 received upon closing. We also raised capital through sales of common stock totaling $80,000.

In July 2009, we entered into a Preferred Stock Purchase Agreement (the “Preferred Stock Agreement”) with Optimus Capital Partners, LLC (“Optimus”), under which Optimus, subject to certain conditions, has committed to purchase up to $10 million of our Series B Preferred Stock (see Note 5). As of the date of this report, we have not issued any tranche notices for this funding.

In February 2009, we entered into a Securities Purchase Agreement with Agile Opportunity Fund, LLC (“Agile”) and Capitoline Advisors Inc. (“Capitoline”) under which we issued Original Issue Discount Term Convertible Notes (the “Notes”) secured by all of our assets. The Notes are convertible into shares of our common stock at $3.33 per share. During the three months ended December 31, 2009, we received proceeds net of Original Issue Discount (“OID”), prepaid interest and financing costs paid in cash of $127,000 from two tranches in aggregate note amounts totaling $164,000. Subsequent to December 31, 2009, we have received $25,000 in additional net proceeds in aggregate note amounts totaling $33,000 (see Notes 4 and 8).

In January 2010, we entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with each of First Equity Trust, Inc., Amber Capital Corporation and Knightsbridge Law Co., Ltd. (collectively, the “Investors”) under which each of the Investors has committed to purchase up to $5 million of our common stock. During the three months ended December 31, 2009, we received $70,000 in connection with the Stock Purchase Agreement. Subsequent to December 31, 2009, we received additional proceeds of $277,000 under the Stock Purchase Agreement (see Notes 5 and 8).

In January 2010, we entered into a Reserve Equity Financing Agreement with AGS Capital Group LLC (“AGS Capital”) under which AGS Capital agreed to purchase, pursuant to tranche notices, up to $5 million of our common stock under certain conditions, including that a registration statement be effective for such shares after the first 1,015,000 shares of our common stock are purchased by AGS Capital. Subsequent to December 31, 2009, we received proceeds of $128,000 under the Reserve Equity Financing Agreement (see Note 5).

The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we have to curtail operations or be unable to continue in existence.

 Note 3 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its majority-owned subsidiaries. All material intercompany balances and transactions have been eliminated. The interim financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year. The Condensed Consolidated Financial Statements as of and for the three months ended December 31, 2009 have been derived from the unaudited financial statements at that date. However, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying financial statements should be read in conjunction with the audited Consolidated Financial Statements for the year ended September 30, 2009, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 13, 2010.

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

Fair Value of Financial Instruments

We consider the fair value of cash and cash equivalents, accounts payable, notes payable and accrued expenses to not be materially different from their carrying value. These financial instruments have short-term maturities. Effective October 1, 2008, we adopted the authoritative guidance for financial assets and liabilities which defines fair value, provides guidance for measuring fair value and requires certain disclosures. At December 31, 2009 and September 30, 2009, we had no financial assets or liabilities subject to fair value measurement.

Share-Based Compensation

We use the Black-Scholes option pricing model as our method of valuation for share-based awards. Share-based compensation expense is based on the value of the portion of the share-based award that will vest during the period, adjusted for expected forfeitures. The estimation of share-based awards that will ultimately vest requires judgment, and to the extent actual or updated results differ from our current estimates, such amounts will be recorded in the period the estimates are revised. Although the fair value of stock-based awards is determined in accordance with authoritative accounting literature, the Black-Scholes option pricing model requires the input of highly subjective assumptions, and other reasonable assumptions could provide differing results. Our determination of the fair value of stock-based awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected life of the award and expected stock price volatility over the term of the award.

Loss per Share

Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common stock shares outstanding during the period. Diluted loss per share, which would include the effect of the conversion of unexercised stock options, unexercised warrants to common stock, preferred stock, and convertible debt, is not separately computed because inclusion of such conversions is antidilutive due to our net losses. Accordingly, basic and diluted loss per share is the same.

Basic weighted average common shares outstanding, and the potentially dilutive securities excluded from loss per share computations because they are antidilutive, are as follows as of December 31:

	2009	2008
Basic and diluted weighted average common stock shares outstanding	36,027,869	6,706,065
Potentially dilutive securities excluded from loss per share computations:
Convertible Series A preferred stock	0	18,528,396
Convertible debt	341,425	5,000
Common stock options	2,858,245	232,595
Common stock purchase warrants	730,774	463,873

Recent Accounting Pronouncements

In June 2008, the Emerging Issues Task Force of the Financial Accounting Standards Board (“FASB”) issued authoritative guidance on accounting for convertible instruments and warrants with provisions that protect holders from declines in the stock price (“down-round” provisions), which is effective for us beginning October 1, 2009. Instruments with such provisions will no longer be recorded in equity. The guidance is to be applied to outstanding instruments as of the beginning of the fiscal year in which the guidance is applied. The cumulative effect of the change in accounting principle shall be recognized as an adjustment to the opening balance of retained earnings (or other appropriate components of equity) for that fiscal year, presented separately. The cumulative-effect adjustment is the difference between the amounts recognized in the statement of financial position before initial application of authoritative guidance and the amounts recognized in the statement of financial position upon its initial application. The amounts recognized in the statement of financial position as a result of the initial application are determined based on the amounts that would have been recognized if the guidance had been applied from the issuance date of the instrument. Upon adoption of this standard, there was no material impact on our financial position or results of operations.

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

Note 4 — Notes Payable

Agile Opportunity Fund, LLC and Capitoline Advisors, Inc. - In February 2009, we entered into a Securities Purchase Agreement with each of Agile and Capitoline under which we were to receive funding through the issuance of Notes in the aggregate amount of $1,050,000 and an aggregate purchase price of $900,000, with a maturity date of August 12, 2009 and prepaid interest at the rate of 18% per annum. The interest rate increases to 36% upon the event of default. The Notes are convertible into shares of our common stock at a conversion price of $3.33 per share, at the discretion of the creditor, and were originally subject to down-round adjustment to conversion price based on future common stock issuances. In February 2010, the Notes were amended under the Omnibus Amendment No. 1 such that effective September 30, 2009, the down-round adjustment provision no longer exists. The Notes are also subject to mandatory redemption in the event we enter into a going private transaction or we are sold. The Notes are secured by all our assets and, upon conversion, have certain piggyback registration rights. In October 2009, we entered into a 4th Amendment to the Securities Purchase Agreement with Agile and Capitoline whereby we issued 10,000,000 shares of our common stock to be held as additional collateral for the Notes issued to these lenders. These shares are considered issued but not outstanding. The value of all of the shares of our common stock issued under the terms of the Securities Purchase Agreement has been calculated using the market value of such stock on the date of issuance.

As of December 31 and September 30, 2009, balances on the Notes with Agile in the amount of $635,000 remain unpaid and past-due. As of the date of this report, the principal balances of the Notes remain unpaid and are past-due. We are negotiating with Agile on forbearance. However, there is no assurance that Agile will grant forbearance or refrain from taking actions against us available to them under the agreement.

In the three months ended December 31, 2009, we received funds from Capitoline in aggregate face amount of $141,000 and an OID of $23,000 for an aggregate purchase price amount of $164,000. The OID was recorded as debt discount and has been amortized in its entirety as interest expense as of December 31, 2009. In consideration for the Notes issued during the three months ended December 31, 2009, 66,000 common shares, valued at $63,000 are issuable under the terms of the agreement. This has been recorded as financing costs. Under the terms of the agreement, 182,000 additional shares valued at $172,000 are also issuable and have been recorded as interest expense. Prior to October1, 2009, we had issued $321,000 of Notes to Capitoline which were outstanding at that date. As of the date of this report, the principal balances of the Notes remain unpaid with an aggregate principal balance of $485,000 past the maturity dates. We are negotiating with Capitoline on forbearance. However, there is no assurance that Capitoline will grant forbearance or refrain from taking actions against us available to them under the agreement.

Additional loans – In the three months ended December 31, 2009, we received $30,000 in short-term loans from an additional lender, the terms of which are to be negotiated at a later date.

CAMHZN Master LDC - In November 2007, we sold a $500,000 12% convertible secured promissory note, amended in May 2008 to mature on September 29, 2008, to CAMHZN Master LDC (“CAMHZN”) for net proceeds of $465,000. In January 2009, we entered into an amended loan agreement with CAMHZN, whereby, effective December 31, 2008, CAMHZN agreed to forbear from exercising any remedies available under its loan documents or applicable law through March 2009. In exchange for the forbearance, we agreed to pay a fee of $567,000 which was added to the principal balance of the loan and payable in cash or stock at our discretion. In February 2009, we released to CAMHZN, in partial payment of the fee, 1,635,000 shares valued at $327,000. These shares were formerly held by CAMHZN as collateral shares under the amended note agreement. As of the date of this report, the principal balance of the note totaling $740,000 remains unpaid and is past-due. We are negotiating with CAMHZN on further forbearance. However, there is no assurance that CAMHZN will grant further forbearance or refrain from taking actions against us available under the agreement.

Aspen Technologies - In July 2008, we entered into an agreement with Aspen Technologies (“Aspen”), our vendor, whereby the accounts payable balances owed to Aspen would be converted to a note payable up to a maximum of $100,000. Under the terms of the note payable, we would pay Aspen eight equal payments of $12,500 per month beginning in August 2008 until the outstanding principal balance was paid. In payment of interest on the note, we issued five year warrants to purchase 9,000 shares of our common stock at $1.00 per share. As of December 31, 2009 and September 30, 2009, the principal balance was $89,000. As of the date of this report, no payments have been made. We have no assurance that Aspen will refrain from taking actions against us under the terms of the note.

Related Party Notes

In September and October 2009, we received funds from Daisy Rodriguez, a private investor married to the primary beneficiary of Summit Trading Limited (“Summit”), one of our investors, in the aggregate face amounts of $100,000 and $25,000, respectively. The total principal balance of $125,000 is included in notes payable, related parties on our condensed consolidated balance sheets at December 31, 2009. The notes accrue interest at 6% interest and have an April 30, 2010 maturity date.

In August 2008, we entered into a note agreement with our President and Chief Executive Officer, Dr. Gerard C. D’Couto. Under the agreement, as amended, we borrowed $30,000 with interest at 10% compounded monthly and a maturity date of March 29, 2009. As of December 31, 2009 and September 30, 2009, the remaining note balance was $2,400. The principal balance is included in notes payable, related parties on our condensed consolidated balance sheets.

Note 5. Stockholders’ Equity (Deficit)

Preferred Stock — Our board of directors has the authority, without action by the stockholders, to designate and issue up to 5,000,000 shares of preferred stock in one or more series and to designate the rights, preferences and privileges of each series, any or all of which may be greater than the rights of our common stock.

In June 2008, our board of directors approved the issuance of a minimum of 7,500,000 shares of Series A preferred stock (“Series A”) at a purchase price of $0.04 per share, or a minimum of $300,000 in the aggregate, to investors under a Series A Securities Purchase Agreement. In addition to certain other rights, preferences and privileges, each share of Series A was convertible into .80 shares of common stock. During the three months ended December 31, 2008, we issued approximately 2,941,000 shares of Series A preferred stock for gross proceeds of approximately $118,000. As of September 30, 2009, all 24,992,600 outstanding shares of our Series A were converted into 19,994,394 shares of our common stock.

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

Common Stock Splits – In July 2009, we effectuated the 200:1 reverse common stock split approved by shareholders in August 2008. In August 2009, the Financial Industry Regulatory Authority approved our request for a 6:1 forward stock split of our common shares as approved by our board of directors. The record date for this split was August 14, 2009. All common share and per share amounts included in these consolidated financial statements have been adjusted retroactively to reflect the effects of these splits.

Upon the implementation of the 200:1 reverse common stock split, the authorized shares of common stock were reduced to 20 million shares from 500 million. In July 2009, our board of directors approved the increase in authorized common stock from 20,000,000 shares to 80,000,000 shares.

Common Stock Issuances – As discussed in Note 2, in January 2010, we entered into the Stock Purchase Agreement with the Investors under which each of the Investors has committed to purchase up to $5 million of our common stock. Under the terms of each Stock Purchase Agreement, from time to time until one year from the date of the Stock Purchase Agreement and at our sole discretion, we may present each of the Investors with a tranche notice to purchase such common stock (the “Notice”). The Investors are obligated to purchase such common stock by the tenth trading day after the Notice date (the “Tranche Closing”), subject to satisfaction of certain closing conditions. The Investors will not be obligated to purchase the common stock in the event the closing price of our common stock during the nine trading days following delivery of a Notice falls below 75% of the closing price on the trading day prior to the date such Notice is delivered to the Investors. As financing fees, we will also issue to Investors, at each Tranche Closing, common stock equal to 20% of the number of common shares purchased at the Tranche Closing. In addition, we will pay to the Investors from the proceeds at each Tranche closing a 2% Success Fee. Notwithstanding any of the other provisions of this Agreement, and to provide some initial capital, each of the Investors agreed invest $250,000 in return for which we shall issue 250,000 shares of Common Stock to the Investor at a price of $1.00 per share. During the three months ended December 31, 2009, we received $70,000 in connection with the Stock Purchase Agreement and 70,000 common shares are issuable to Investors as of December 31, 2009. Subsequent to December 31, 2009, we received additional proceeds of $277,000 and an additional 277,000 common shares are issuable under the Stock Purchase Agreement.

As discussed in Note 2, in January 2010, we entered into a Reserve Equity Financing Agreement with AGS Capital under which AGS Capital agreed to purchase pursuant to tranche notices up to $5,000,000 of our common stock under certain conditions, including that a registration statement be effective for such shares after the first 1,015,000 shares of our common stock are purchased by AGS Capital. In addition, any advance amount shall be automatically reduced by 50%, unless, if on any day during the five trading days after the advance notice, the Volume Weighted Average Price (“VWAP”) for that day does not meet or exceed a “Floor Price”, defined as the price equal to 85% of the VWAP of our common stock for the five trading days prior to the advance notice date, or any other price mutually agreed upon by us and AGS Capital in writing. In addition, the number of shares of our common stock issuable to AGS Capital pursuant to an advance cannot cause the aggregate number of shares of our common stock beneficially owned by AGS Capital and its affiliates to exceed 9.99% of the then outstanding shares of our common stock. Prior to the consummation of the agreement, which occurred in January 2010, 960,000 restricted shares were issuable as a deposit in escrow for future common shares to be purchased by AGS Capital, 510,000 of which were issued in the three months ended December 31, 2009. These shares have been recorded as issued but not outstanding. We also issued 47,000 shares, valued at $29,000 in prepayment of fees under the agreement. These prepayment shares have been recorded on the condensed consolidated balance sheet as of December 31, 2009 as prepaid expenses.

In December 2009, we sold 17,000 shares of our common stock to Green World Trust and received $9,500 in proceeds.

In October 2009, under the terms of the Amended Merger Agreement with SolCool, we issued 238,000 shares of our common stock valued at $250,000 to the owners of SolCool (see Note 1).

In October 2009, we entered into an advisory services agreement with Summit whereby Summit will indentify, introduce, engage, and compensate investor relations and/or public relations firms (“Firms”) on our behalf. Under the terms of this agreement, we issued Summit 1,650,000 shares of our common stock, 95% of the value of which is to represent compensation to be applied against services provide by Firms. The shares were valued at $1,914,000 based on the market value of the stock, and were recorded to general and administrative expense during the three months ended December 31, 2009 as public relations services.

During the three months ended December 31, 2009, we issued 113,000 shares of our common stock valued at $84,000, based on the market value of the stock, for services and payments in settlement of liabilities.

During the three months ended December 31, 2009, we issued 13,000 shares of our common stock valued at $15,000, based on the market value of the stock, in payment of accrued board of director expenses.

Share-Based Compensation - To calculate the value of share-based compensation, we use the Black-Scholes fair value option-pricing model with the following weighted average assumptions for warrants granted during the three months ended December 31, 2009:

2009
Risk free interest rate	2.8%
Expected dividend yield	0.0%
Volatility	234.3%
Expected life in years	2.5

There were no stock options granted during the three months ended December 31, 2009, and no warrants or stock options were granted in the three months ended December 31, 2008.

Share-based payments recognized as operating expense are as follows for the three months ended December 31, 2009 and 2008:

	2009	2008
Common stock options	$55,652	$7,779
Common stock purchase warrants	6,448	8,334
Issuance of common stock	1,965,721	7,500
Total share based payments	$2,027,821	$23,613

Total share based payments were recorded as follows:
Research and development expense	—	1,394
General and administrative expense	2,027,821	22,219
	$2,027,821	$23,613

Warrants – At December 31, 2009, there were warrants outstanding for the purchase of 731,000 shares of our common stock at a weighted average exercise price of $21.91 per share. During the three months ended December 31, 2009, we issued to our Strategic Advisory Board for services five-year warrants to purchase a total of 120,000 shares of common stock at an exercise price of $0.001 per share. Using the Black-Scholes model, the fair value of the warrants was calculated as $110,000 and is being recognized over the requisite service period of five years. We recorded $6,000 to General and Administrative expense in the three months ended December 31, 2009 related to the warrants.

The following summarizes warrant activity during the three months ended December 31, 2009:

Warrants Outstanding
Outstanding at September 30, 2009	636,832
Grants	120,000
Cancellations	—
Exercised	(26,058)
Outstanding at December 31, 2009	730,774

During three months ended December 31, 2009, we received $1,000 in proceeds and issued 26,000 shares of our common stock upon the exercise of warrants.

Warrants outstanding at December 31, 2009 expire at various dates from July 2010 to November 2014.

Long Term Incentive Compensation - In August 2008, we amended our Long Term Incentive Compensation Plan (“the Plan”) first adopted in March 2006. The amendment to the Plan increased the total number of shares available for issuance under the Plan from 10,000,000 shares of common stock to 25,000,000 shares of common stock. The Plan is to continue for a term of ten years from the date of its adoption. The Plan is administered by our board of directors. We have outstanding stock options for 2,858,245 shares to employees, members of the Committee, the board of directors, and advisors and consultants, and none of these options have as of yet been exercised. Options are exercisable for ten years from date of grant. Options granted in excess of 25,000,000 will require shareholder approval.  During the three months ended December 31, 2009 and 2008, there were no stock options issued under the amended Plan.

The following table summarizes stock option activity during the three month period ended December 31, 2009:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at September 30, 2009 (2,592,475 exercisable options)	2,862,745	$1.31
Grants during the three months ended December 31, 2009	—	—
Forfeitures	(4,500)	2.80
Cancellations	—	—
Exercised	—	—
Outstanding at December 31, 2009 (2,587,975 exercisable options)	2,858,245	$1.30

The weighted average remaining contractual lives of outstanding options was 10 years. For exercisable and vested options as of December 31, 2009, the weighted average contractual term was 9.7 years.

The aggregate intrinsic value of the options outstanding represents the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between our closing stock price on the last trading day of December 31, 2009 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on December 31, 2009. At December 31, 2009, there were no options with exercise prices below the closing price.

As of December 31, 2009, we had approximately $279,000 of total unrecognized compensation cost related to non-vested stock-based awards granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for any future changes in estimated forfeitures. We expect to recognize this cost from 2010 through 2012.

Employee Stock Purchase Plan - In August 2008, we adopted an Employee Stock Purchase Plan (the “Stock Purchase Plan”). The number of shares of common stock that may be sold pursuant to the Stock Purchase Plan shall not exceed, in the aggregate, 900,000 shares of Common Stock. As of December 31, 2009, no shares have been purchased under the Stock Purchase Plan.

Note 6. Contingencies

We included an expense of $314,000 in our consolidated financial statements for the year ended September 30, 2008 pertaining to severance obligations and related costs related to our former Chairman, President and Chief Executive Officer, Paul Abramowitz, who resigned as President and CEO in January 2008 and as a director in April 2008. This amount is included in accounts payable at December 31, 2009 and September 30, 2009, however, we contest that any payment is due under our agreements with Mr. Abramowitz and, if successful, will have minimal or no liability for such amounts. Mr. Abramowitz has initiated a lawsuit against us in the Superior Court for the State of Washington styled Abramowitz v. Neah Power Systems, et al. (Case No. 10-2-3688-1 SEA) in which Mr. Abramowitz s sued for breach of contract in the amount of $275,000, plus interest, and willful failure to pay wages for which he seeks double damages or twice the amount of the wages allegedly withheld. We intend to contest this lawsuit.

We are subject to various legal proceedings and claims that arise in the ordinary course of business. Our management currently believes that resolution of such legal matters will not have a material adverse impact on our consolidated financial position, results of operations or cash flows.

Note 7. Related Party Transactions

See Note 4 regarding our related party note agreements.

See Note 5 regarding an advisory services agreement with Summit.

Note 8. Subsequent Events

We have performed an evaluation of subsequent events through February 22, 2010, which is the date the financial statements were issued.

Capitoline Advisors, Inc. - In January 2010, we issued an additional note to Capitoline in the aggregate face amount of $28,000, and aggregate purchase price amount of $33,000. Under the terms of the note to Capitoline, 226,000 additional shares valued at $104,000 are also issuable and will be recorded as interest expense.

AGS Capital - In January 2010, we received proceeds of $128,000 under the Reserve Equity Financing Agreement (see Note 5). In January 2010, we issued 450,000 restricted shares as a deposit for future common shares purchased by AGS Capital, for a total balance of deposit shares of 960,000. These shares will be recorded as issued but not outstanding.

Amber Capital Corporation, First Equity Trust, Inc., Knightsbridge Law Co., Ltd. - In January 2010, we entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with the investors under which each of the Investors has committed to purchase up to $5 million of our common stock. Subsequent to December 31, 2009 and in addition to the $70,000 received in the three months ended December 31, 2009 in anticipation of the agreement, we received proceeds of $277,000 and an additional 277,000 common shares are issuable under the Stock Purchase Agreement (see Note 5).

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

You should understand that the following important factors, in addition to those discussed below the heading “Overview” and in our registration statements and periodic reports filed with the SEC under the Securities Act and the Exchange Act, could affect our future results and could cause those results to differ materially from those expressed in such forward-looking statements:

•	general economic conditions;

•	our future capital needs and the ability to obtain financing;

•	our ability to obtain governmental approvals, including product and patent approvals;

•	the success or failure of our research and development programs;

•	our ability to develop and commercialize or products before our competitors; and

•	our ability to develop and commercialize or products before our competitors; and

•	our limited operating history.

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

Overview

We are engaged in the development and sale of renewable energy solutions. Our fuel cells are designed to replace existing rechargeable battery technology in mobile electronic devices and small-scale transportation vehicles. Our long-lasting, efficient and safe power solutions for these devices, such as notebook PCs, military radios and other power-hungry computer, entertainment and communications products, use our patented, silicon-based design with higher power densities to enable lighter-weight, smaller form-factors and potentially lower costs. Through our recent agreement to acquire SolCool One, LLC (“SolCool”), we also intend to expand our portfolio of renewable energy solutions. SolCool is a leading supplier of direct current (“DC”) air-conditioning systems for off-the-grid applications. We intend to utilize SolCool’s worldwide distribution network and developed market to facilitate the adoption of fuel cells and Remote Area Power Supplies (“RAPS”), or integrated power solutions, for similar applications of our fuel cell products.

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

In 2009, we completed our fuel cell prototype and the subsequent completion of a system not requiring the availability of oxygen from the environment (“closed loop system”). We also demonstrated an air-breathing (“aerobic”) system. We expect the prototype and the related technology to form the foundation for future fuel cell products that we plan to further develop and sell to customers over the next fiscal year.

During the three months ended December 31, 2008, we received payments of approximately $118,000 from the Office of Naval Research (“ONR”) pursuant to the terms of a grant providing expense reimbursement for continuing research and development (“R&D”) having to do with certain technology. This system was successfully developed and demonstrated to the ONR in September 2009.

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

Recent Developments

SolCool One, LLC Merger Agreement - On July 27, 2009 and amended September 19, 2009, we entered into a first amended and restated agreement and plan of merger (the “Amended Merger Agreement”) with SolCool, Neah Power Acquisition Corp. (“Merger Sub”), our wholly-owned subsidiary, and Mark Walsh, manager and founder of SolCool, pursuant to which the Merger Sub will be merged into SolCool (the “Merger”). Under the terms of the Merger Agreement, we will issue $500,000 of common stock, or 476,190 shares of common stock, at a price of $1.05 per share, such shares of common stock to vest as follows: (i) 50% upon execution and the remaining 50% 24 months from the date of the Amended Merger Agreement, such vesting contingent upon Mark Walsh remaining our employee and using his best efforts to achieve SolCool’s business plan, and (ii) pay $100,000 to fund SolCool’s operations and shipments. To date, we have issued 238,000 shares and $14,000 towards the cash payment obligation. The additional 50% of common shares will be issued and held in escrow to ensure payment of SolCool’s indemnification obligations under the Amended Merger Agreement. The closing of the merger, which we expect to close in the second quarter of our current fiscal year, is subject to other customary closing conditions including the filing of the articles of merger with the applicable states. As there has been only a partial transfer of consideration and we have not yet taken control of SolCool, the acquisition was not completed as of December 31, 2009.

Summit Trading Agreement - In October 2009, we entered into an advisory services agreement with Summit Trading Limited (“Summit”) whereby Summit will indentify, introduce, engage, and compensate investor relations and/or public relations firms (“Firms”) on our behalf. Under the terms of this agreement, we issued Summit 1,650,000 shares of our common stock, 95% of the value of which is to represent compensation to be applied against services provide by Firms. The shares were valued at $1,914,000 based on the market value of the stock, and were recorded to general and administrative expense as public relations services.

Liquidity, Going Concern and Capital Resources

We have prepared our consolidated financial statements assuming that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We had $9,000 in unrestricted cash on hand as of December 31, 2009. We had an accumulated deficit as of December 31, 2009 of $51,152,000 and negative working capital of $4,443,000. For the three months ended December 31, 2009 and 2008, we had negative cash flow from operating activities of $277,000 and $132,000, respectively. We have limited capital resources and have sustained substantial losses, which raise substantial doubt about our ability to continue as a going concern. We must, therefore, raise sufficient capital to fund our overhead burden and our continuing research and development efforts going forward. Without this funding, our current cash balance is estimated to support our operations through approximately February 2010. No assurance can be given that we will be successful in obtaining adequate capital on acceptable conditions or at all.

We have relied primarily on sales of securities and proceeds from borrowings for operating capital. During the three months ended December 31, 2009, we raised capital by selling promissory notes for a total of $221,000 with net proceeds of $187,000 received upon closing. We also raised capital through sales of common stock totaling $80,000.

Discussion of Cash Flows

We used cash of approximately $279,000 in our operating activities in the first quarter of 2010, compared to $132,000 in the first quarter of 2009. Cash used in operating activities relates primarily to funding net losses and changes in accounts payable and accrued expenses and other liabilities, partially offset by non-cash expenses related to stock issued for services, forbearance fees and depreciation. We expect to use cash for operating activities in the foreseeable future as we continue our operating activities.

Our investing activities used no cash in the first quarter of 2010 compared with approximately $16,000 in the first quarter of 2009.

Our financing activities provided cash of approximately $268,000 in the first quarter of 2010 compared to $90,000 in the first quarter of 2009. Changes in cash from financing activities are primarily due to proceeds from sale of common stock and preferred stock, and net proceeds from notes payable, less principal payments.

Recent Financing Activities

In July 2009, we entered into a Preferred Stock Purchase Agreement (the “Purchase Agreement”) with Optimus Capital Partners, LLC (“Optimus”), under which Optimus, subject to certain conditions, committed to purchase up to $10 million of our Series B Preferred Stock. As of the date of this report, we have not issued any tranche notices for this funding.

In January 2010, we entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with each of First Equity Trust, Inc., Amber Capital Corporation and Knightsbridge Law Co., Ltd. (collectively, the “Investors”) under which each of the Investors has committed to purchase up to $5 million of our common stock. During the three months ended December 31, 2009, we received $70,000 in connection with the Stock Purchase Agreement. Subsequent to December 31, 2009, we received additional proceeds of $277,000 under the Stock Purchase Agreement.

In January 2010 we entered into a Reserve Equity Financing Agreement with AGS Capital Group LLC (“AGS Capital”) under which AGS Capital agreed to purchase pursuant to tranche notices up to $5 million of our common stock under certain conditions, including that a registration statement be effective for such shares after the first 1,015,000 shares of our common stock are purchased by AGS Capital. Subsequent to December 31, 2009, we received proceeds of $128,000 under the agreement.

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

To attain profitable operations and generate cash flow, management’s plan is to execute its strategy of:
(i)	completing production prototypes for EKO vehicles, Hobie Cat and other customers, and qualifying the product for high volume market acceptance,
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

Comparison of Three Months Ended December 31, 2009 to the Three Months Ended December 31, 2008
Percentage comparisons have been omitted where they are not considered meaningful.

NEAH POWER SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended
	December 31,		$	%
	2009	2008	Change	Change
Contract Revenues	$—	$510,563	(510,563)

Operating expenses
Research and development expense	180,651	497,632	(316,981)	-64%
General and administrative expense	2,318,946	312,641	2,006,305

Total operating expenses	2,499,597	810,273	1,689,324

Loss from operations	(2,499,597)	(299,710)	(2,199,887)

Other income (expense), net
Amortization of deferred financing costs	(101,765)	—	(101,765)
Interest expense, net	(276,223)	(584,542)	308,319	-53%

Net Loss	$(2,877,585)	$(884,252)	(1,993,333)

Revenue.  There were no revenues in the three months ended December 31, 2009 due to the winding up of activity under our September 2008 ONR contract in fiscal 2009.

Research and Development. Research and development expenses (“R&D”) consist primarily of salaries and other personnel-related expenses, consulting and other outside services, laboratory supplies, facilities costs and other costs. We expense all R&D costs as incurred. R&D expense for the first quarter of 2010 decreased as compared to the first quarter of 2009, due to the following:

•	R&D salaries expense decreased by $254,000, to $100,000 in the first quarter 2010 from $354,000 recorded in the first quarter 2009 due to the streamlining of operations and reductions in head count.
•
R&D project and laboratory expenses, including direct expenditures relating to the ONR contract, decreased by $74,000, to $5,000 in the first quarter 2010 from $79,000 recorded in the first quarter 2009.

•	There was $1,000 in stock-based compensation expense incurred in first quarter of 2010 compared with $4,000 in stock based compensation expense incurred in the first quarter of 2009.
•	Facilities expenses increased by $14,000, to $69,000 in the first quarter 2010 from $55,000 recorded in the first quarter 2009, primarily due to an increase in the cost of leased office space.

General and Administrative. General and administrative expenses (“G&A”) consist primarily of salaries and other personnel related expenses to support our R&D activities, non-cash stock-based compensation for general and administrative personnel and non-employee members of our board of directors, professional fees, such as accounting and legal, corporate insurance and facilities costs. The significant increase in G&A expense in the first quarter of 2010 as compared to the first quarter of 2009 was primarily due to increased public relations, marketing and other administrative expenses. Public relations, marketing and other administrative expenses, increased by $1,931,000 to $1,932,000 in the first quarter of 2010, from $1,000 in the first quarter of 2009, due to non-cash expense related to the shares pursuant to the advisory services agreement with Summit to indentify, introduce, engage, and compensate investor relations and/or public relations firms on our behalf which we entered into in the first quarter of 2010. G&A expenses also increased due to the following:

•	G&A salaries expense increased by $19,000, to $132,000 in the first quarter of 2010 from $113,000 recorded in the first quarter of 2009, primarily due to decreased headcount of administrative staff.
•
Non-director stock compensation increased by $30,000, to $45,000 in the first quarter of 2010 from $15,000 recorded in the first quarter of 2009. This increase was due to stock options issued to management and employees in September of 2009 to encourage retention and to compensate for furloughs and salary reductions. In addition, we recorded $6,000 in warrant compensation to Strategic Advisory Board members in the first quarter of 2010, compared with nil in the first quarter of 2009. These increases were offset by a decrease in board of directors compensation of $87,000, to $11,000 in the first quarter of 2010 from $98,000 in the first quarter of 2009.

•
Professional services expenses increased by $108,000, to $177,000 in the first quarter of 2010 from $69,000 recorded in the first quarter of 2009 primarily due to equity based compensation for consultants and increased accounting services expenditures.

Amortization of deferred financing costs. We incurred financing costs and fees related to our outstanding loans. The increase in amortization of deferred financing costs is due to non-interest expenses and fees on our loans with Capitoline incurred in the first quarter of 2010 as compared with no comparable expenses in the first quarter of 2009.

Interest expense, net. We incurred interest expense on our outstanding loans. The 53% decrease in interest expense, net, is primarily due to the differing loan terms and resulting interest on our loans with Agile and Capitoline incurred in the first quarter of 2010 as compared with those of the loans and associated forbearance fees with CAMHZN Master LDC for the first quarter of 2009.

Off-Balance Sheet Arrangements

As of December 31, 2009, we did not have any off-balance sheet arrangements.

Item 4T. Controls and Procedures.

(a) Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective for gathering, analyzing and disclosing the information that we are required to disclose in reports filed under the Securities Exchange Act of 1934, as amended.

Our management assessed the effectiveness of its internal control over financial reporting as of December 31, 2009, and this assessment identified the following material weaknesses in the internal control over financial reporting.

•	Inadequate or ineffective policies for documenting transactions;

•	Inadequate or ineffective design of policies and execution of processes related to accounting for transactions; and

•	Inadequate or ineffective internal control environment related to segregation of duties.

In making the assessment of internal controls over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Because of the material weakness described in the preceding paragraph, management believes that, as of December 31, 2009, our internal control over financial reporting was not effective based on those criteria.

We intend to design and implement policies and procedures to remediate the material weaknesses in our internal control over financial reporting in fiscal 2010.

(b) Internal Control Over Financial Reporting. There have been no changes in our internal controls over financial reporting or in other factors during the fiscal quarter ended December 31, 2009, that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following sets forth certain information for all securities we sold during the three months ended December 31, 2009 without registration under the Securities Act of 1933, as amended, other than those sales previously reported in a Current Report on Form 8-K, a Quarterly Report on Form 10-Q, or an Annual Report on Form 10K :

In November 2009, we issued 120,000 warrants to purchase shares of our common stock at $0.001 per share to five Strategic Advisory Board members in payment for services. The warrants are exercisable until November 2014. In November 2009, we issued 26,058 shares of common stock in exercise of warrants issued to Biomed Capital at an exercise price of $.03 per share.

In October 2009, we issued 59,647 shares of common stock, valued at a total of $52,000 to three service providers in payment for consulting and information technology services. In November and December 2009, we issued 4,390 and 48,738 shares, valued at $4,000 and $28,000, respectively, to vendors in payments for outstanding balances due. In November 2009, we issued 12,662 shares of common stock, valued at $14,688, in payment of accrued Board of Director compensation. In December 2009, we issued 16,964 shares of our common stock to Green World Trust for cash proceeds of $9,500. In December 2009, we issued 46,526 shares of our common stock, valued at $29,000, to AGS Capital Group LLC in prepayment for fees related to the January 2010 agreement to purchase common stock. In the first quarter of 2010, we recorded the issuance of 70,000 common shares, valued at $70,000, in connection with the Stock Purchase Agreement with First Equity Trust, Inc., Amber Capital Corporation and Knightsbridge Law Co., Ltd.

Item 3: Legal Proceedings.

Our landlord has filed a claim for unpaid rent in the amount of $76,069 in a case styled Teachers Insurance & Annuity v. Neah Power Systems, Inc. in the Superior Court of the State of Washington, County of King, and was granted a default judgment in December 2009 in the amount of $81,866. Pursuant to that judgment, in January 2010 we received a notice of eviction from our landlord for the unpaid rent. Since the notice, we have paid $70,000 against that balance and the landlord has extended the date for eviction. We hope to avoid eviction by negotiating a payment plan acceptable to the landlord.

A consultant of the Company obtained a default judgment in December 2009 in the amount of $62,524 in a case styled Novellus Systems, Inc. v. Neah Power Systems, Inc. in the Superior Court of California, County of Santa Clara.

Our former Chief Executive Officer, Paul Abramowitz, has initiated a lawsuit against us in the Superior Court for the State of Washington styled Abramowitz v. Neah Power Systems, et al. (Case No. 10-2-3688-1 SEA) in which Mr. Abramowitz s sued for breach of contract in the amount of $275,000, plus interest, and willful failure to pay wages for which he seeks double damages or twice the amount of the wages allegedly withheld. We intend to contest this lawsuit.

Item 6. Exhibits.

The exhibits required by this item are set forth in the Exhibit Index attached hereto.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEAH POWER SYSTEMS, INC.

Dated: February 22, 2010	By:	/s/ GERARD C. D’COUTO
Gerard C. D’Couto
President and Chief Executive Officer
(Principal Executive Officer)

Dated: February 22, 2010	By:	/s/ STEPHEN WILSON
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