Form 10-Q
period 2010-03-31
NEAH POWER SYSTEMS, INC.
filed 2010-05-24
CIK 1162816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer Accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 18, 2010

Common Stock, $0.001 par value	42,333,796

NEAH POWER SYSTEMS, INC.

TABLE OF CONTENTS

PAGE

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements	1

Condensed Consolidated Balance Sheets - March 31, 2010 and September 30, 2009	1

Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2010 and 2009	2

Condensed Consolidated Statements of Cash Flows for the three and six months ended March 31, 2010 and 2009	3

Condensed Consolidated Statements of Stockholders’ Equity (Deficit) for the six months ended March 31, 2010	4

Notes to Condensed Consolidated Financial Statements	5-15

Item 2. Management’s Discussion and Analysis	16-22

Item 4T. Controls and Procedures	23

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3. Legal Proceedings	24

Item 6. Exhibits	24

Signatures	25

NEAH POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2010 and September 30, 2009

	March 31,	September 30,
	2010	2009

ASSETS
Current assets
Cash and cash equivalents	$50,087	$20,223
Deferred financing costs, net	2,037	28,594
Prepaid expenses and other current assets	22,642	63,956
Total current assets	74,766	112,773

Property and equipment, net	32,385	43,919

Intangible assets, net	535,082	0
Total assets	$642,233	$156,692

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$1,776,791	$1,763,581
Accrued expenses and other liabilities	1,765,091	521,439
Notes payable - related parties	127,416	102,416
Notes payable, net of debt discount of $0 and $8,745, respectively	2,125,550	1,776,299
Deferred revenue	189,500	189,500
Total current liabilities	5,984,348	4,353,235

Total liabilities	5,984,348	4,353,235

Commitments and contingencies

Stockholders' equity (deficit)
Common stock and additional paid-in-capital
$0.001 par value, 80,000,000 shares authorized, 48,603,728 and 34,833,598
shares issued and 37,757,961 and 34,377,890 outstanding, respectively	47,040,835	44,077,472
Treasury stock, 112,590 common shares, at no cost
Accumulated deficit	(52,382,950)	(48,274,015)
Total stockholders' deficit	(5,342,115)	(4,196,543)

Total liabilities and stockholders' equity (deficit)	$642,233	$156,692

See Notes to Condensed Consolidated Financial Statements

NEAH POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended March 31, 2010 and 2009

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009
Contract Revenues	$—	$435,064	$—	$945,627

Operating expenses
Research and development expense	193,052	426,900	373,702	924,532
General and administrative expense	677,052	254,028	2,995,998	566,669

Total operating expenses	870,104	680,928	3,369,700	1,491,201

Loss from operations	(870,104)	(245,864)	(3,369,700)	(545,574)

Other expense
Financing costs	(23,306)	(51,166)	(125,071)	(51,166)
Interest expense	(337,940)	(187,544)	(614,164)	(772,086)

Net Loss	$(1,231,350)	$(484,574)	$(4,108,935)	$(1,368,826)

Basic and diluted loss per common share	$(0.03)	$(0.06)	$(0.11)	$(0.18)

Basic and diluted weighted average common shares outstanding	37,612,817	8,541,043	36,698,748	7,613,472

See Notes to Condensed Consolidated Financial Statements

NEAH POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three and Six Months Ended March 31, 2010 and 2009

	2010	2009

Cash flows from operating activities:
Net loss	$(4,108,935)	$(1,368,826)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	11,534	14,820
Amortization of deferred financing costs	114,160	51,166
Amortization of intangible assets	178,361	-
Share-based payments included in operating expenses	2,193,913	66,646
Non-cash forbearance fees on note payable	-	567,000
Amortization of debt discount	36,958	19,475
Interest paid with common stock or warrants	286,026	108,571
Loss on disposal of assets	-	263
Changes in operating assets and liabilitiesn, net of effects of business combination
Contract receivable	-	(2,862)
Prepaid expenses and other current assets	11,314	468
Accounts payable	144,706	(74,746)
Accrued expenses and other liabilities	243,014	162,799
Net cash used by operating activities	(888,949)	(455,226)

Cash flows from investing activities:
Issuance of notes receivable	-	(16,000)
Other	1,388	-
Net cash provided by (used by) investing activities	1,388	(16,000)

Cash flows from financing activities:
Net proceeds from sale of common stock	115,988	-
Net proceeds from notes payable	183,424	339,750
Advances on stock subscriptions	617,144	-
Proceeds from warrant exercises	869	-
Proceeds from sale of Series A convertible preferred stock	-	132,620
Principal payments on notes payable	-	(27,584)
Net cash provided by financing activities	917,425	444,786

Net change in cash and cash equivalents	29,864	(26,440)

Cash and cash equivalents, beginning of period	20,223	59,661

Cash and cash equivalents, end of period	$50,087	$33,221

Supplemental cash flow information

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Noncash investing and financing activities
Issuance of shares for purchase of SolCool	$245,148	$-
Increase in note payable due to forbearance fee	$-	$567,000
Shares issued in partial payment of forebearance fee on note payable	$-	$327,000
Deferred financing costs paid with issuance of common stock	$74,780	$200,000
Settlement of accounts payable with issuance of stock	$46,639	$20,000
Original issue discount on notes payable	$28,123	$75,000
Accounts payable financed with Note Payable	$141,047	$—

See Notes to Condensed Consolidated Financial Statements

NEAH POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
for the six months ended March 31, 2010

	Common Stock and APIC		Treasury Stock			Total
	Number of Shares		Number		Accumulated	Stockholders'
	Outstanding	Amount	of Shares	Amount	Deficit	(Deficit)
Balances at September 30, 2009	34,377,890	$44,077,472	(112,590)	$-	$(48,274,015)	$(4,196,543)

Shares issued in connection with settlement of liabilities	65,790	46,639				46,639
Issuance of common stock for cash, net of fees	516,563	115,988				115,988
Exercise of warrants	26,058	869				869
Issuance of common stock for Solcool acquisition	476,187	245,148				245,148
Common stock and warrants issued for services	1,734,647	2,082,609				2,082,609
Compensation related to stock options, net of cancellations and forfeitures		111,304				111,304
Shares issued for financing costs	145,980	74,780				74,780
Shares issued in payment of interest on notes payable	414,846	286,026				286,026

Net loss for the six months ended March 31, 2010					(4,108,935)	(4,108,935)
Balances at March 31, 2010	37,757,961	$47,040,835	(112,590)	$-	$(52,382,950)	$(5,342,115)

See Notes to Condensed Consolidated Financial Statements

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

On September 19, 2009, we entered into a first amended and restated agreement and plan of merger (the “Amended Merger Agreement”) with SolCool One, LLC (“SolCool”), a leading supplier of direct current (“DC”) solar air-conditioning systems for off-the-grid applications.  Under the terms of the Amended Merger Agreement, Neah Power Acquisition Corp. (“Merger Sub”), our wholly-owned subsidiary was merged into SolCool (the “Merger”). On January 13, 2010, we effectively assumed control of Solcool. Consumation of the merger is subject to other customary closing conditions, including the filing of the articles of merger with the applicable states. Our combined company now has an expanded portfolio of renewable energy solutions that we intend to offer the market. We also intend to utilize SolCool’s worldwide distribution network and developed market to facilitate the adoption of fuel cells and Remote Area Power Supplies (“RAPS”), or integrated power solutions for similar applications of our fuel cell products

Note 2. Going Concern

We have prepared our condensed consolidated financial statements assuming that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We had approximately $50,000 in unrestricted cash on hand as of March 31, 2010. We had an accumulated deficit as of March 31, 2010 of $52,383,000 and negative working capital of $5,910,000. For the six months ended March 31, 2010 and 2009, we had negative cash flow from operating activities of $889,000 and $455,000, respectively. We have limited capital resources and have sustained substantial losses, which raise substantial doubt about our ability to continue as a going concern. We must, therefore, raise sufficient capital to fund our overhead burden and our continuing research and development efforts going forward. Without this funding, our current cash balance is estimated to support our operations through approximately June 15, 2010. No assurance can be given that we will be successful in obtaining adequate capital on acceptable conditions or at all.

We have relied primarily on sales of securities and proceeds from borrowings for operating capital. During the six months ended March 31, 2010, we raised capital by selling promissory notes for a total of $222,000 with net proceeds of $183,000 received upon closing. We also raised capital by selling shares of our common stock for a total, net of fees, of $116,000. During the six months ended March 31, 2010, we also received $505,000 from First Equity Trust, Inc. (“First Equity”) and $112,000 from Amber Capital Corporation (“Amber”) in advances for security purchases (See Note 6).

The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we have to curtail operations or be unable to continue in existence.

Note 3. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its majority-owned subsidiaries. All material intercompany balances and transactions have been eliminated. The interim financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year. The Condensed Consolidated Financial Statements as of and for the three and six months ended March 31, 2010 have been derived from the unaudited financial statements at that date. However, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the audited Consolidated Financial Statements for the year ended September 30, 2009, included in the our Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 13, 2010.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term investments that are readily convertible to cash and have original maturities of three months or less at the time of acquisition. On occasion, we may maintain cash balances in excess of federal insurance limits. We have not experienced any losses related to these balances, and believe our credit risk is minimal.

Intangible Assets

Intangible assets are amortized over their estimated useful lives and are tested for impairment when facts and circumstances indicted that the carrying values may not be recoverable.

Fair Value of Financial Instruments

We consider the fair value of cash and cash equivalents, accounts payable, notes payable and accrued expenses to not be materially different from their carrying value. These financial instruments have short-term maturities. Effective October 1, 2008, we adopted the authoritative guidance for financial assets and liabilities which defines fair value, provides guidance for measuring fair value and requires certain disclosures. At March 31, 2010 and September 30, 2009, we had no financial assets or liabilities subject to fair value measurement.

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

Basic weighted average common shares outstanding, and the potentially dilutive securities excluded from loss per share computations because they are antidilutive, are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Basic and diluted weighted average common Shares outstanding	37,612,817	8,541,043	36,698,748	7,613,472
Potentially dilutive securities excluded from loss per share computations:				—
Convertible Series A Preferred Stock	0	18,828,433	0	18,828,433
Convertible debt	351,337	162,500	351,337	162,500
Common stock options	2,858,245	180,263	2,858,245	180,263
Common stock purchase warrants	1,012,774	463,874	1,012,774	463,874

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard which provides guidance for arrangements with multiple deliverables.  Specifically, the new standard requires an entity to allocate consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices.  In the absence of vendor-specific objective evidence or third-party evidence of the selling prices, consideration must be allocated to the deliverables based on management’s best estimate of the selling prices.  In addition, the new standard eliminates the use of the residual method of allocation.  In October 2009, the FASB also issued a new accounting standard which changes revenue recognition for tangible products containing software and hardware elements.   Specifically tangible products containing software and hardware that function together to deliver the tangible products’ essential functionality are scoped out of the existing software revenue recognition guidance and will be accounted for under the multiple –element arrangements revenue recognition accounting guidance.  We adopted these new standards in the first quarter of 2010 using the prospective method, and the adoption did not have a material impact on our condensed consolidated financial statements.

In January 2010, the FASB issued an amendment regarding improving disclosures about fair value measurements. This new guidance requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

Note 4.  Solcool Acquisition

During the six months ended March 31, 2010, pursuant to terms of an Amended Merger Agreement we acquired all outstanding member interests and obtained control of SolCool, a leading supplier of direct current solar air-conditioning systems for off-the-grid applications, in exchange for the issuance of 476,187 shares of our common stock recorded at fair value of approximately $245,000, based on the closing price of our common stock on the acquisition date.  Approximately 238,100 shares of stock were issued to escrow to be released September 2011 (24 months from the date of the Amended Merger Agreement) under certain conditions, including the continued employment and best efforts of the SolCool founder and former majority interest holder. The acquisition will be given effect through the merger of our wholly-owned merger subsidiary (a Nevada corporation) and SolCool, the merger subsidiary being the surviving entity.  We completed this acquisition as we believe SolCool’s existing worldwide distribution infrastructure provides us with a channel to distribute our products.  We also anticipate using some of SolCool’s energy generation, storage and regulation expertise to create new product offerings.

The acquisition of SolCool is accounted for pursuant to the acquisition method under accounting guidance issued by the FASB with January 13, 2010 being the acquisition date when we obtained control.  This accounting guidance requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date.  Portions of the purchase price have been allocated to intangible assets, which were identified by management and have been valued on a number of factors based upon preliminary estimates.  Amounts recorded reflect management’s preliminary estimates of fair values of assets acquired and liabilities assumed at the acquisition date.  These estimates are preliminary because management has not yet obtained all of the information that it has arranged to obtain and that is known to be available.  Accordingly, purchase price allocations are preliminary.  Revisions to current estimates could be necessary as the valuation process review is finalized, and such revisions may be materially different from that presented.  It is currently expected that the process of determining fair value of the intangible assets acquired and liabilities assumed will be completed within one year of acquisition date.

Intangible assets identified by management include SolCool’s distribution network and customer relationships.  The fair values of identifiable intangible assets were determined using the income approach.  Estimated lives of intangible assets were determined to be one year and were based on factors including, among others, the expected use of the assets, effects of demand, competition and the level of funding required to obtain the expected future cash flows from the assets. Amortization expense of intangible assets approximated $178,000 for the three months ended March 31, 2010, and amortization expense of approximately $178,000 for each of the next three fiscal quarters is expected.

A preliminary allocation of the aggregate $275,000 purchase price, comprised of $245,000 of common stock,  and $30,000 of funds previously advanced to SolCool, is summarized below (in thousands):

Assets:		Liabilities and net assets acquired:

Cash and cash equivalents	$1	Accounts payable and accrued liabilities	$439
Identifiable intangible assets	713	Net assets acquired	275
	$714		$714

SolCool’s operating results are included in our consolidated financial statements since the acquisition date, and consisted of general and administrative expenses of $182,000, including intangible asset amortization expense of $178,000. The following table sets forth certain unaudited pro forma consolidated statements of operations information for the six months ended March 31, 2010 and 2009, presented on the basis as if the acquisition was consummated on the same terms at the beginning of the respective periods (in thousands, except earnings per share):

	Six months ended March 31,
	2010	2009
Revenues	$-	$984
Research and development expense	(374)	(925)
General and administrative expense	(3,213)	(1,117)
Loss from operations	(3,587)	(1,058)
Other expense	(739)	(823)
Net loss	$(4,326)	$(1,881)

Basic and diluted pro forma net loss per share	$(0.12)	$(0.23)

Note 5. Notes Payable

Agile Opportunity Fund, LLC and Capitoline Advisors, Inc. - In February 2009, we entered into a Securities Purchase Agreement with each of Agile Opportunity Fund, LLC (“Agile”) and Capitoline Advisors Inc. (“Capitoline”) under which we were to receive funding through the issuance of Notes in the aggregate amount of $1,050,000 and an aggregate purchase price of $900,000, with a maturity date of August 12, 2009 and prepaid interest at the rate of 18% per annum. The Notes are convertible into shares of our common stock at a conversion price of $3.33 per share, at the discretion of the creditor, and were originally subject to down-round adjustment to conversion price based on future common stock issuances. In February 2010, the Notes were amended under the Omnibus Amendment No. 1 such that effective September 30, 2009, the down-round adjustment provision no longer exists. The Notes are also subject to mandatory redemption in the event we enter into a going private transaction or we are sold. The Notes are secured by all our assets and, upon conversion, have certain piggyback registration rights. In October 2009, we entered into a 4th Amendment to the Securities Purchase Agreement with Agile and Capitoline whereby we issued 10,000,000 shares of our common stock to be held as additional collateral for the Notes issued to these lenders. The value of all of the shares of our common stock issued under the terms of the Securities Purchase Agreement has been calculated using the market value of such stock on the date of issuance.

On April 8, 2010, we received a letter from Agile and Capitoline stating that we were in default under section 7 of the Securities Purchase Agreement for having failed to pay the Notes when due and for the notice of default that we recently received from CAMHZN Master LDC for which we filed a Current Report on Form 8-K on March 22, 2010. Under the default notice, Agile and Capitoline demanded payment of $1,427,049.21, which they believe represented principal and interest due under the Notes as of that date. As of March 31, 2010, we have recorded $1,310,000 in principal and interest due Agile and Capitoline. The stated interest rate upon the event of default is the lower of 36% or the statutory maximum. We have recorded interest expense effective from the maturity dates of the notes at a rate of 25% which is the maximum rate that can be applied to these loans under New York State law.

In conjunction with the notice of default, Agile and Capitoline foreclosed on 4,502,306 shares of the 10,000,000 shares of our common stock held by Agile and Capitoline as collateral to be applied against the principal of the Notes. On April 22, 2010, the 4,502,306 shares, with a market value on that date of $990,507, were released to Agile and Capitoline and have been applied against the balance of the Notes.

As of March 31, 2010 and September 30, 2009, balances on the Notes with Agile totaled $635,000 with accrued interest as of March 31, 2010 and September 30, 2009 of $102,000 and $16,000, respectively.

In the three months and six months ended March 31, 2010, we received funds from Capitoline in aggregate face amounts of $28,000 and $169,000, respectively, with OIDs of $5,000 and $28,000, respectively, and aggregate purchase price amounts of $33,000 and $197,000, respectively. The OID was recorded as debt discount and has been amortized in its entirety as interest expense as of March 31, 2010. In consideration for the Notes issued during the six months ended March 31, 2010, 91,000 common shares, valued at $75,000 are issuable under the terms of the agreement. This has been recorded as financing costs and is being amortized over the term of the Notes. Under the terms of the agreement, 415,000 additional shares valued at $286,000 are also issuable and have been recorded as interest expense. As of March 31, 2010 and September 30, 2009, balances on the Notes with Capitoline totaled $518,000 and $321,000, respectively. As of March 31, 2010 and September 30, 2009, we recorded accrued interest of approximately $55,000 and $5,000, respectively.

CAMHZN Master LDC - In November 2007, we sold a $500,000 12% convertible secured promissory note, amended in May 2008 to mature on September 29, 2008, to CAMHZN Master LDC (“CAMHZN”) for net proceeds of $465,000. In January 2009, we entered into an amended loan agreement with CAMHZN, whereby effective December 31, 2008, CAMHZN agreed to forbear from exercising any remedies available under its loan documents or applicable law through March 2009 (the “December 31, 2008 Letter Agreement”). In exchange for CAMHZN’s forbearance, we agreed to pay a fee of $567,000 which was added to the principal balance of the loan and payable in cash or stock at our discretion. In February 2009, we released to CAMHZN, recorded as partial payment of the fee, 1,635,000 shares valued at $327,000. These shares were formerly held by CAMHZN as collateral shares under the amended note agreement.

On March 16, 2010, we received a letter from CAMHZN stating that we were in default on the outstanding note. CAMHZN stated that we failed to make any payment to CAMHZN under the note and also failed under the December 31, 2008 Letter Agreement to (i) provide evidence of the increased principal amount of the note and (ii) issue additional shares of our common stock for management fees and CAMHZN’s legal expenses and as new collateral to secure our performance under the December 31, 2008 Letter Agreement. We are contesting the default notice and are disputing the validity of the December 31, 2008 Letter Agreement.

We are currently disputing certain of the facts and circumstances regarding certain of the demands set forth in CAMHZN’s notice of default, including obligations related to the delivery of shares and the principal of amount of the outstanding note. Specifically, we dispute the validity of the December 31, 2008 Letter Agreement, which added $567,000 to the principal balance. We are also disputing the treatment of the 1,650,000 shares as a reduction to this additional principal.  Management has not reflected any change to previous accounting treatment for the transactions given the uncertainty regarding the ultimate resolution of these matters. To the extent new facts become known or ultimate settlement of this note occurs, the impact of the change will be reflected in the financial statements at that time.

As of March 31, 2010, we have recorded $740,000 as the note balance outstanding and $259,000 in accrued interest due CAMHZN. The stated interest rate upon the event of default is the lower of 36% or the statutory maximum. We have recorded interest expense effective from the maturity dates of the notes at a rate of 25% which is the maximum rate that can be applied to these loans under New York State law.

Aspen Technologies - In July 2008, we entered into an agreement with Aspen Technologies (“Aspen”), our vendor, whereby the accounts payable balances owed to Aspen would be converted to a note payable up to a maximum of $100,000. Under the terms of the note payable, we would pay Aspen eight equal payments of $12,500 per month beginning in August 2008 until the outstanding principal balance was paid. In payment of interest on the note, we issued five year warrants to purchase 9,000 shares of our common stock at $1.00 per share. As of March 31, 2010 and September 30, 2009, the principal balance was $89,000. As of the date of this report, no payments have been made. We have no assurance that Aspen will refrain from taking actions against us under the terms of the note.

Seyfarth Shaw - In February 2010, we entered into an agreement with Seyfarth Shaw LLP (“Seyfarth”), our legal counsel, whereby the accounts payable balance of $141,047 owed to Seyfarth was converted to a 6% note payable June 1, 2010.

Related Party Notes

In September and October 2009, we received funds from Daisy Rodriguez, a private investor married to the primary beneficiary of Summit Trading Limited (“Summit”), one of our investors, in the aggregate face amounts of $100,000 and $25,000, respectively. The total principal balance of $125,000 is included in notes payable, related parties on our condensed consolidated balance sheets at March 31, 2010. The notes accrue interest at 6% interest and have an April 30, 2010 maturity date. As of the date of this report, the notes remain unpaid.

In August 2008, we entered into a note agreement with our President and Chief Executive Officer, Dr. Gerard C. D’Couto. Under the agreement, as amended, we borrowed $30,000 with interest at 10% compounded monthly and a maturity date of March 29, 2009. As of March 31, 2010 and September 30, 2009, the remaining note balance was $2,400. The principal balance is included in notes payable, related parties on our condensed consolidated balance sheets.

Note 6. Stockholders’ Equity (Deficit)

Preferred Stock — Our board of directors has the authority, without action by the stockholders, to designate and issue up to 5,000,000 shares of preferred stock in one or more series and to designate the rights, preferences and privileges of each series, any or all of which may be greater than the rights of our common stock.

In June 2008, our board of directors approved the issuance of a minimum of 7,500,000 shares of Series A preferred stock (“Series A”) at a purchase price of $0.04 per share, or a minimum of $300,000 in the aggregate, to investors under a Series A Securities Purchase Agreement. In addition to certain other rights, preferences and privileges, each share of Series A was convertible into .80 shares of common stock. During the three and six months ended March 31, 2009, we issued approximately 375,000 and 3,315,000 shares, respectively, of Series A preferred stock for gross proceeds of approximately $15,000 and $133,000, respectively. As of September 30, 2009, all 24,992,600 outstanding shares of our Series A had been converted into 19,994,394 shares of our common stock.

In July 2009, we entered into a Preferred Stock Purchase Agreement (the “Preferred Stock Agreement”) with Optimus Capital Partners, LLC (“Optimus”), under which Optimus, subject to certain conditions, has committed to purchase up to $10 million of our Series B Preferred Stock (see Note 6). As of the date of this report, we have not received any funds under this agreement.

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

Common Stock Issuances – In January 2010, we entered into the Stock Purchase Agreement (the “Stock Purchase Agreement”) with each of First Equity Trust, Inc., Amber Capital Corporation and Knightsbridge Law Co., Ltd. (collectively, the “Investors”) under which each of the Investors has committed to purchase up to $5 million of our common stock. Under the terms of each Stock Purchase Agreement, from time to time until one year from the date of the Stock Purchase Agreement and at our sole discretion, we may present each of the Investors with a tranche notice to purchase such common stock (the “Notice”). The Investors are obligated to purchase such common stock by the tenth trading day after the Notice date (the “Tranche Closing”), subject to satisfaction of certain closing conditions. The Investors will not be obligated to purchase the common stock in the event the closing price of our common stock during the nine trading days following delivery of a Notice falls below 75% of the closing price on the trading day prior to the date such Notice is delivered to the Investors. As financing fees, we will also issue to Investors, at each Tranche Closing, common stock equal to 20% of the number of common shares purchased at the Tranche Closing. In addition, we will pay to the Investors from the proceeds at each Tranche closing a 2% Success Fee. Notwithstanding any of the other provisions of this Agreement, and to provide some initial capital, each of the Investors agreed to invest $250,000 in return for which we shall issue 250,000 shares of Common Stock to the Investor at a price of $1.00 per share. As of the date of this report, we have received no funds under these agreements.

During the six months ended March 31, 2010, we received $505,000 from First Equity in advances for security purchases. We are currently in negotiations with First Equity on a formal stock purchase agreement, but as funds were received without the formal agreement, we have recorded these advances as a liability as of March 31, 2010 which are included in accrued expenses and other liabilities on the condensed consolidated balance sheet.

During the six months ended March 31, 2010, we received $112,000 from Amber in advances for security purchases. We are currently in negotiations with Amber on a formal stock purchase agreement, but as funds were received without the formal agreement, we have recorded these advances as a liability as of March 31, 2010 which are included in accrued expenses and other liabilities on the condensed consolidated balance sheet.

In January 2010, we entered into a Reserve Equity Financing Agreement with AGS Capital Group LLC (“AGS Capital”) under which AGS Capital agreed to purchase pursuant to tranche notices up to $5,000,000 of our common stock under certain conditions, including that a registration statement be effective for such shares after the first 1,015,000 shares of our common stock are purchased by AGS Capital. In addition, any advance amount shall be automatically reduced by 50%, unless, if on any day during the five trading days after the advance notice, the Volume Weighted Average Price (“VWAP”) for that day does not meet or exceed a “Floor Price”, defined as the price equal to 85% of the VWAP of our common stock for the five trading days prior to the advance notice date, or any other price mutually agreed upon by us and AGS Capital in writing. In addition, the number of shares of our common stock issuable to AGS Capital pursuant to an advance cannot cause the aggregate number of shares of our common stock beneficially owned by AGS Capital and its affiliates to exceed 9.99% of the then outstanding shares of our common stock. Prior to the consummation of the agreement, which occurred in January 2010, 960,000 restricted shares were issued as a deposit in escrow for future common shares to be purchased by AGS Capital. These shares were recorded as issued but not outstanding. During the six months ended March 31, 2010, we sold 500,000 shares of our common stock to AGS, for cash proceeds, net of financing fees, of $106,000, based on the closing prices of our stock on the dates of issuance, which were applied against the balance of deposited shares. During the quarter ended March 31, 2010, we also issued 55,000 shares, valued at $33,000, based on the closing prices of our stock on the dates of issuance, in payment of financing fees under the agreement.

In February 2010, we issued 25,000 shares of our common stock, valued at $14,750 to Cardinal Advisors LLC for consulting services.

In December 2009, we sold 17,000 shares of our common stock to Green World Trust and received $9,500 in proceeds.

Under the terms of the Amended Merger Agreement with SolCool, we issued 476,000 shares of our common stock valued at $245,000 to the owners of SolCool (see Note 4).

In October 2009, we entered into an advisory services agreement with Summit whereby Summit will indentify, introduce, engage, and compensate investor relations and/or public relations firms (“Firms”) on our behalf. Under the terms of this agreement, we issued Summit 1,650,000 shares of our common stock, 95% of the value of which is to represent compensation to be applied against services provide by Firms. The shares were valued at $1,914,000 based on the market value of the stock, and were recorded to general and administrative expense during the first quarter of fiscal 2010 as public relations services.

During the six months ended March 31, 2010, we issued 53,000 shares of our common stock valued at $32,000, based on the market value of the stock, for services and payments in settlement of liabilities.

During the six months ended December 31, 2009, we issued 13,000 shares of our common stock valued at $15,000, based on the market value of the stock, in payment of accrued board of director expenses.

Share-Based Compensation - To calculate the value of share-based compensation, we use the Black-Scholes fair value option-pricing model with the following weighted average assumptions for warrants granted during the three and six months ended March 31, 2010:

	Three Months	Six Months
	Ended March 31,	Ended March 31,
	2010	2010
Risk free interest rate	2.9%	2.9%
Expected dividend yield	0%	0%
Volatility	226.4%	228.8%
Expected life in years	1.0	1.4

There were no stock options granted during the six months ended March 31, 2010, and no warrants or stock options were granted during the six months ended March 31, 2009.

Share-based payments recognized as operating expense are as follows for the three and six months ended March 31, 2010 and 2009:

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Common stock options	$55,652	$2,938	$111,304	$10,717
Common stock purchase warrants	95,691	4,995	102,139	13,329
Issuance of common stock	14,750	14,750	1,980,470	42,600
Total share based payments	$166,093	$22,683	$2,193,913	$66,646
Total share based payments were recorded as follows:
Research and development expense	-	-	-	1,394
General and administrative expense	166,092	43,033	2,193,913	65,252
	$166,092	$43,033	$2,193,913	$66,646

Warrants – At March 31, 2010, there were warrants outstanding for the purchase of 1,013,000 shares of our common stock at a weighted average exercise price of $16.03 per share. During the first quarter of fiscal 2010, we issued to our Strategic Advisory Board for services five-year warrants to purchase a total of 120,000 shares of common stock at an exercise price of $0.001 per share. During the three months ended March 31, 2010, we also issued one-year warrants to purchase 282,000 shares of our common stock at a weighted average exercise price of $0.79 for consulting services. Using the Black-Scholes model, the fair value of the warrants was calculated as $96,000 and was recorded to expense in the three months ended March 31, 2010. We recorded $96,000 and $102,000 to General and Administrative expense in the three and six months ended March 31, 2010, respectively, related to warrants issued.

During the six months ended March 31, 2010, we received $1,000 in proceeds and issued 26,000 shares of our common stock upon the exercise of warrants.

The following summarizes warrant activity during the six months ended March 31, 2010:

Warrants Outstanding
Outstanding at September 30, 2009	636,832
Grants	402,000
Cancellations	-
Exercised	(26,058)
Outstanding at March 31, 2010	1,012,774

Warrants outstanding at March 31, 2010 expire at various dates from July 2010 to November 2014.

Long Term Incentive Compensation - In August 2008, we amended our Long Term Incentive Compensation Plan (“the Plan”) first adopted in March 2006. The amendment to the Plan increased the total number of shares available for issuance under the Plan from 10,000,000 shares of common stock to 6,000,000 shares of common stock. The Plan is to continue for a term of ten years from the date of its adoption. The Plan is administered by our board of directors. We have outstanding stock options for 2,858,245 shares to employees, members of the Committee, the board of directors, and advisors and consultants, and none of these options have as of yet been exercised. Options are exercisable for ten years from date of grant. Options granted in excess of 6,000,000 will require shareholder approval.  During the six months ended March 31, 2010 and 2009, there were no stock options issued under the amended Plan.

The following table summarizes stock option activity during the six month period ended March 31, 2010:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at September 30, 2009 (2,592,475 exercisable options)	2,862,745	$1.31
Grants during the three months ended March 31, 2010	-	-
Forfeitures	(4,500)	2.80
Cancellations	-	-
Exercised	-	-
Outstanding at March 31, 2010 (2,649,428 exercisable options)	2,858,245	$1.30

The weighted average remaining contractual lives of outstanding options was 9.5 years. For exercisable and vested options as of March 31, 2010, the weighted average contractual term was 9.5 years.

The aggregate intrinsic value of the options outstanding represents the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between our closing stock price on the last trading day of March 31, 2010 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on March 31, 2010. At March 31, 2010, there were no options with exercise prices below the closing price.

As of March 31, 2010, we had approximately $226,000 of total unrecognized compensation cost related to non-vested stock-based awards granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for any future changes in estimated forfeitures. We expect to recognize this cost from 2010 through 2012.

Employee Stock Purchase Plan - In August 2008, we adopted an Employee Stock Purchase Plan (the “Stock Purchase Plan”). The number of shares of common stock that may be sold pursuant to the Stock Purchase Plan shall not exceed, in the aggregate, 900,000 shares of Common Stock. As of March 31, 2010, no shares have been purchased under the Stock Purchase Plan.

Note 7. Contingencies

We included an expense of $314,000 in our consolidated financial statements for the year ended September 30, 2009 pertaining to severance obligations and related costs related to our former Chairman, President and Chief Executive Officer, Paul Abramowitz, who resigned as President and CEO in January 2008 and as a director in April 2008. This amount is included in accounts payable at March 31, 2010 and September 30, 2009, however, we contest that any payment is due under our agreements with Mr. Abramowitz and, if successful, will have minimal or no liability for such amounts. Mr. Abramowitz has initiated a lawsuit against us in the Superior Court for the State of Washington styled Abramowitz v. Neah Power Systems, et al. (Case No. 10-2-3688-1 SEA) in which Mr. Abramowitz s sued for breach of contract in the amount of $275,000, plus interest, and willful failure to pay wages for which he seeks double damages or twice the amount of the wages allegedly withheld. We are contesting this lawsuit.

On March 16, 2010, we received a letter from CAMHZN stating that we were in default on our outstanding note CAMHZN. CAMHZN stated that we failed to make any payment to CAMHZN under the note and also failed under the December 31, 2008 Letter Agreement to (i) provide evidence of the increased principal amount of the note and (ii) issue additional shares of our common stock for management fees and CAMHZN’s legal expenses and as new collateral to secure our performance under the December 31, 2008 Letter Agreement. We are contesting the default notice and are disputing the validity of the December 31, 2008 Letter Agreement (see Note 5).

On April 8, 2010, we received a letter from Agile and Capitoline stating that we were in default under section 7 of the Securities Purchase Agreement for having failed to pay the Notes when due and for the notice of default that we recently received from CAMHZN Master LDC for which we filed a Current Report on Form 8-K on March 22, 2010. In conjunction with the notice of default, Agile and Capitoline foreclosed on 4,502,306 shares of the 10,000,000 shares of our common stock held by Agile and Capitoline as collateral to be applied against the principal of the Notes. On April 22, 2010, the 4,502,306 shares, with a market value on that date of $990,507, were released to Agile and Capitoline and have been applied against the balance of the Notes (see Note 5).

In May 2010, we received a notice from Optimus stating that Optimus was entitled to fees of $500,000 pertaining to the Preferred Stock Agreement. We dispute this claim and will defend our rights vigorously. However, there is no assurance that we will prevail in this dispute. As of March 31, 2010, we have not recorded the contested amount.

We are subject to various legal proceedings and claims that arise in the ordinary course of business. Our management currently believes that resolution of such legal matters will not have a material adverse impact on our consolidated financial position, results of operations or cash flows.

Note 8. Related Party Transactions

See Note 5 regarding our related party note agreements.

See Note 6 regarding an advisory services agreement with Summit.

Note 9. Subsequent Events

Agile Opportunity Fund, LLC and Capitoline Advisors Inc. - On April 8, 2010, we received a letter from Agile and Capitoline stating that we were in default under section 7 of the Securities Purchase Agreement for having failed to pay the Notes when due and for the notice of default that we recently received from CAMHZN Master LDC for which we filed a Current Report on Form 8-K on March 22, 2010. Under the default notice, Agile and Capitoline demanded payment of $1,427,049.21, which they believe represented principal and interest due under the Notes as of that date. We have recorded interest expense effective from the maturity dates of the notes at a rate of 25% which is the maximum rate that can be applied to these loans under New York State law. In conjunction with the notice of default, Agile and Capitoline foreclosed on 4,502,306 shares of the 10,000,000 shares of our common stock held by Agile and Capitoline as collateral to be applied against the principal of the Notes. On April 22, 2010, the 4,502,306 shares, with a market value on that date of $990,507, were released to Agile and Capitoline and have been applied against the balance of the Notes (see Note 5).

First Equity Trust, Inc.- In April and May 2010 we received proceeds of $190,000 from First Equity in advances for security purchases. We are currently in negotiations with First Equity on a formal stock purchase agreement (see Note 6).

Incentive Stock Options – In May 2010, our Board of Directors approved 1,700,000 incentive stock option grants to employees with 25% of the grants vesting immediately and the remaining vesting equally each month over the following twelve calendar months.

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

On September 19, 2009, we entered into a first amended and restated agreement and plan of merger (the “Amended Merger Agreement”) with SolCool One, LLC (“SolCool”), a leading supplier of direct current (“DC”) solar air-conditioning systems for off-the-grid applications.  Under the terms of the Amended Merger Agreement, Neah Power Acquisition Corp. (“Merger Sub”), our wholly-owned subsidiary was merged into SolCool (the “Merger”). On January 13, 2010, we effectively assumed control of Solcool. Consumation of the merger is subject to other customary closing conditions, including the filing of the articles of merger with the applicable states. Our combined company now has an expanded portfolio of renewable energy solutions that we intend to offer the market. We also intend to utilize SolCool’s worldwide distribution network and developed market to facilitate the adoption of fuel cells and Remote Area Power Supplies (“RAPS”), or integrated power solutions for similar applications of our fuel cell products

During the three and six months ended March 31, 2009, we received payments of approximately $435,000 and $943,000, respectively, from the Office of Naval Research (“ONR”) pursuant to the terms of a grant providing expense reimbursement for continuing research and development (“R&D”) having to do with certain technology. This system was successfully developed and demonstrated to the ONR in September 2009.

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

Recent Developments

CAMHZN Master LDC - In November 2007, we sold a $500,000 12% convertible secured promissory note, amended in May 2008 to mature on September 29, 2008, to CAMHZN Master LDC (“CAMHZN”) for net proceeds of $465,000. In January 2009, we entered into an amended loan agreement with CAMHZN, whereby effective December 31, 2008, CAMHZN agreed to forbear from exercising any remedies available under its loan documents or applicable law through March 2009 (the “December 31, 2008 Letter Agreement”). In exchange for CAMHZN’s forbearance, we agreed to pay a fee of $567,000 which was added to the principal balance of the loan and payable in cash or stock at our discretion. In February 2009, we released to CAMHZN, reported in our financial statements as partial payment of the fee, 1,635,000 shares valued at $327,000. These shares were formerly held by CAMHZN as collateral shares under the amended note agreement.

On March 16, 2010, we received a letter from CAMHZN stating that we were in default on the Notes. CAMHZN stated that we failed to make any payment to CAMHZN under the Note and also failed under the December 31, 2008 Letter Agreement to (i) provide evidence of the increased principal amount of the Note and (ii) issue additional shares of our common stock for management fees and CAMHZN’s legal expenses and as new collateral to secure our performance under the December 31, 2008 Letter Agreement. We are contesting the default notice and are disputing the validity of the December 31, 2008 Letter Agreement.

We are currently disputing certain of the facts and circumstances regarding certain of the demands set forth in CAMHZN’s notice of default, including obligations related to the delivery of shares and the principal of amount of the Note. Specifically, we dispute the validity of the December 31, 2008 Letter Agreement, which added $567,000 to the principal balance. We are also disputing the treatment of the 1,650,000 shares as a reduction to this additional principal.  Management has not reflected any change to previous accounting treatment for the transactions given the uncertainty regarding the ultimate resolution of these matters. To the extent new facts become known or ultimate settlement of this Note occurs, the impact of the change will be reflected in the financial statements at that time.

As of March 31, 2010, we have recorded in our financial statements $259,000 in accrued interest due CAMHZN. The stated interest rate upon the event of default is the lower of 36% or the statutory maximum. We have recorded interest expense effective from the maturity dates of the notes at a rate of 25% which is the maximum rate that can be applied under New York State law.

Agile Opportunity Fund, LLC and Capitoline Advisors, Inc. - In February 2009, we entered into a Securities Purchase Agreement with each of Agile Opportunity Fund, LLC (“Agile”) and Capitoline Advisors Inc. (“Capitoline”) under which we were to receive funding through the issuance of Notes in the aggregate amount of $1,050,000 and an aggregate purchase price of $900,000, with a maturity date of August 12, 2009 and prepaid interest at the rate of 18% per annum. The Notes are convertible into shares of our common stock at a conversion price of $3.33 per share, at the discretion of the creditor. The Notes are also subject to mandatory redemption in the event we enter into a going private transaction or we are sold. The Notes are secured by all our assets and, upon conversion, have certain piggyback registration rights. In October 2009, we entered into a 4th Amendment to the Securities Purchase Agreement with Agile and Capitoline whereby we issued 10,000,000 shares of our common stock to be held as additional collateral for the Notes issued to these lenders. The value of all of the shares of our common stock issued under the terms of the Securities Purchase Agreement has been calculated using the market value of such stock on the date of issuance.

On April 8, 2010, we received a letter from Agile and Capitoline stating that we were in default under section 7 of the Securities Purchase Agreement for having failed to pay the Notes when due and for the notice of default that we recently received from CAMHZN Master LDC for which we filed a Current Report on Form 8-K on March 22, 2010. Under the default notice, Agile and Capitoline demanded payment of $1,427,049.21, which they believe represented principal and interest due under the Notes as of that date. As of March 31, 2010, we have reported in our financial statements $1,310,000 in principal and interest due Agile and Capitoline. The stated interest rate upon the event of default is the lower of 36% or the statutory maximum. We have recorded interest expense effective from the maturity dates of the notes at a rate of 25% which is the maximum rate that can be applied under New York State law.

In conjunction with the notice of default, Agile and Capitoline foreclosed on 4,502,306 shares of the 10,000,000 shares of our common stock held by Agile and Capitoline as collateral to be applied against the principal of the Notes. On April 22, 2010, the 4,502,306 shares, with a market value on that date of $990,507, were released to Agile and Capitoline and have been applied against the balance of the Notes.

In the three months and six months ended March 31, 2010, we received funds from Capitoline in aggregate purchase price amounts of $33,000 and $197,000, respectively, with Original Issue Discounts of $5,000 and $28,000, respectively.

Solcool LLC Acquisition - During the six months ended March 31, 2010, pursuant to terms of an Amended Merger Agreement we acquired all outstanding member interests and obtained control of SolCool, a leading supplier of direct current solar air-conditioning systems for off-the-grid applications, in exchange for the issuance of 476,187 shares of our common stock recorded at fair value of approximately $245,000, based on the closing price of our common stock on the acquisition date.  Approximately 238,100 shares of stock were issued to escrow to be released September 2011 (24 months from the date of the Amended Merger Agreement) under certain conditions, including the continued employment and best efforts of the SolCool founder and former majority interest holder. The acquisition will be given effect through the merger of our wholly-owned merger subsidiary (a Nevada corporation) and SolCool, the merger subsidiary being the surviving entity.  We completed this acquisition as we believe SolCool’s existing worldwide distribution infrastructure provides us with a channel to distribute our products.  We also anticipate using some of SolCool’s energy generation, storage and regulation expertise to create new product offerings.

Summit Trading Agreement - In October 2009, we entered into an advisory services agreement with Summit Trading Limited (“Summit”) whereby Summit will indentify, introduce, engage, and compensate investor relations and/or public relations firms (“Firms”) on our behalf. Under the terms of this agreement, we issued Summit 1,650,000 shares of our common stock, 95% of the value of which is to represent compensation to be applied against services provide by Firms. The shares were valued at $1,914,000 based on the market value of the stock, and were recorded to general and administrative expense during the six months ended March 31, 2010 as public relations services.

Liquidity, Going Concern and Capital Resources

We have prepared our condensed consolidated financial statements assuming that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We had approximately $50,000 in unrestricted cash on hand as of March 31, 2010. We had an accumulated deficit as of March 31, 2010 of $52,383,000 and negative working capital of $5,910,000. For the six months ended March 31, 2010 and 2009, we had negative cash flow from operating activities of $889,000 and $455,000, respectively. We have limited capital resources and have sustained substantial losses, which raise substantial doubt about our ability to continue as a going concern. We must, therefore, raise sufficient capital to fund our overhead burden and our continuing research and development efforts going forward. Without this funding, our current cash balance is estimated to support our operations through approximately June 15, 2010. No assurance can be given that we will be successful in obtaining adequate capital on acceptable conditions or at all.

We have relied primarily on sales of securities and proceeds from borrowings for operating capital. During the six months ended March 31, 2010, we raised capital by selling promissory notes for a total of $222,000 with net proceeds of $183,000 received upon closing. We also raised capital by selling shares of our common stock for a total, net of fees, of $116,000. During the six months ended March 31, 2010, we also received $505,000 from First Equity Trust, Inc. (“First Equity”) and $112,000 from Amber Capital Corporation (“Amber”) in advances for security purchases. We are currently in negotiations with each First Equity and amber on formal stock purchase agreements, but as funds were received without the formal agreement, we have recorded these advances as liabilities in our Condensed Consolidated Financial Statements as of March 31, 2010.

Discussion of Cash Flows

We used cash of approximately $889,000 in our operating activities in the six months ended March 31, 2010, compared to $455,000 in the six months ended March 31, 2009. Cash used in operating activities relates primarily to funding net losses partially offset by changes in accounts payable and accrued expenses and other liabilities, non-cash expenses related to stock based compensation issued for services, forbearance fees, depreciation and amortization of intangibles. We expect to use cash for operating activities in the foreseeable future as we continue our operating activities.

Our investing activities provided $1,000 in cash in the six months ended March 31, 2010 compared with approximately $16,000 in cash used in the same period in 2009.

Our financing activities provided cash of approximately $917,000 in the six months ended March 31, 2010 compared to $445,000 in the same period in 2009. Changes in cash from financing activities are primarily due to proceeds from sale of common stock and preferred stock, and net proceeds from notes payable, less principal payments.

Recent Financing Activities

In July 2009, we entered into a Preferred Stock Purchase Agreement (the “Preferred Stock Agreement”) with Optimus Capital Partners, LLC (“Optimus”), under which Optimus, subject to certain conditions, has committed to purchase up to $10 million of our Series B Preferred Stock. As of the date of this report, we have not received any funds under this agreement.

In February 2009, we entered into a Securities Purchase Agreement with Agile and Capitoline under which we issued Original Issue Discount Term Convertible Notes (the “Notes”) secured by all of our assets. The Notes are convertible into shares of our common stock at $3.33 per share. During the six months ended March 31, 2010, we received proceeds net of Original Issue Discount (“OID”), prepaid interest and financing costs paid in cash of $153,000 from three tranches in aggregate note amounts totaling $197,000. On April 8, 2010, we received a letter from Agile and Capitoline stating that we were in default on the Notes.

In January 2010, we entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with each of First Equity Trust, Inc., Amber Capital Corporation and Knightsbridge Law Co., Ltd. (collectively, the “Investors”) under which each of the Investors has committed to purchase up to $5 million of our common stock. During the six months ended March 31, 2010, we received no proceeds from these agreements.

In January 2010, we entered into a Reserve Equity Financing Agreement with AGS Capital Group LLC (“AGS Capital”) under which AGS Capital agreed to purchase, pursuant to tranche notices, up to $5 million of our common stock under certain conditions, including that a registration statement be effective for such shares after the first 1,015,000 shares of our common stock are purchased by AGS Capital. During the six months ended March 31, 2010, we received net proceeds of $106,000 from AGS Capital for the issuance of common stock.

Summary

We are dependent on existing cash resources and external sources of financing to meet our working capital needs. The current cash balance, which includes proceeds from our bridge funding, is estimated to support our budgeted and anticipated working capital requirements through approximately June 15, 2010. To satisfy our working capital requirements from that point forward, we are currently seeking financing from the sale of debt or equity instruments to current investors and potential strategic investors. There is no assurance that we will be successful in raising this capital on a timely basis, if at all. The failure to obtain the necessary working capital would have a material adverse effect on the development program and business prospects and, depending upon the shortfall, we may have to curtail or cease our operations.

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

Comparison of Three and Six Months Ended March 31, 2010 to the Three and Six Months Ended March 31, 2009

Percentage comparisons have been omitted where they are not considered meaningful.

NEAH POWER SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended		$	%	For the six months ended		$	%
	2010	2009	Change	Change	2010	2009	Change	Change
Contract Revenues	$—	$435,064	(435,064)		$—	$945,627	(945,627)

Operating expenses
Research and development expense	193,052	426,900	(233,848)	-55%	373,702	924,532	(550,830)	-60%
General and administrative expense	677,052	254,028	423,024	167%	2,995,998	566,669	2,429,329

Total operating expenses	870,104	680,928	189,176	28%	3,369,700	1,491,201	1,878,499

Loss from operations	(870,104)	(245,864)	(624,240)	254%	(3,369,700)	(545,574)	(2,824,126)

Other expense
Financing costs	(23,306)	(51,166)	27,860	-54%	(125,071)	(51,166)	(73,905)
Interest expense	(337,940)	(187,544)	(150,396)	80%	(614,164)	(772,086)	157,922	-20%

Net Loss	$(1,231,350)	$(484,574)	(746,776)	154%	$(4,108,935)	$(1,368,826)	(2,740,109)

Revenue.  There were no revenues in the three and six months ended March 31, 2010 due to the winding up of activity under our September 2008 ONR contract in fiscal 2009.

Research and Development. Research and development expenses (“R&D”) consist primarily of salaries and other personnel-related expenses, consulting and other outside services, laboratory supplies, facilities costs and other costs. We expense all R&D costs as incurred. R&D expense for the three and six months ended 2010 decreased as compared to the same periods in 2009, due to the following:

•
R&D salaries expense decreased by $171,000 to $102,000 from $273,000 recorded in the prior year’s three month period and decreased by $426,000, to $202,000 from $628,000 recorded in the prior year’s six month period due to the streamlining of operations and reductions in head count.

•
R&D project and laboratory expenses, including direct expenditures relating to the ONR contract, decreased by $69,000, to $24,000 from $93,000 recorded in the prior year’s three month comparable period and decreased by $143,000, to $30,000 from $173,000 recorded in the prior year’s six month comparable period.

•
There was no stock-based compensation expense incurred in the three and six months ended 2010 compared with $0 and $1,000 in stock based compensation expense incurred in the prior year’s comparable periods.

•
Facilities expenses increased by $9,000, to $61,000 from $52,000 recorded in the prior year’s three month comparable period and increased by $22,000, to $130,000 from $108,000 recorded in the prior year’s six month comparable period, primarily due to an increase in the cost of leased office space.

General and Administrative. General and administrative expenses (“G&A”) consist primarily of salaries and other personnel related expenses to support our R&D activities, non-cash stock-based compensation for general and administrative personnel and non-employee members of our board of directors, professional fees, such as accounting and legal, corporate insurance and facilities costs. The significant increase in G&A expense in the six months ended 2010 as compared to the same period 2009 was primarily due to increased public relations, marketing and other administrative expenses. Public relations, marketing and other administrative expenses, increased by $1,966,000 to $1,994,000 in the six months ended 2010, from $28,000 in the same period in 2009, primarily due to non-cash expense related to the shares pursuant to the advisory services agreement with Summit to indentify, introduce, engage, and compensate investor relations and/or public relations firms on our behalf which we entered into in October of 2010. G&A expenses also increased due to the following:

•
G&A salaries expense for the three months ended March 31, 2010 decreased by $26,000, to $102,000 from $128,000 recorded in the prior year’s three month period. G&A salaries expense for the six months ended March 31, 2010 decreased by $7,000, to $234,000 from $241,000 recorded in the prior year’s six month period. These decreases are primarily due to decreased headcount of administrative staff.

•
Non-director stock compensation for the three months ended March 31, 2010 increased by $37,000, to $45,000 from $8,000 recorded in the prior year’s three month period. Non-director stock compensation for the six months ended March 31, 2010 increased by $66,000, to $89,000 from $23,000 recorded in the prior year’s six month period. These increases were due to stock options issued to management and employees in September of 2009 to encourage retention and to compensate for furloughs and salary reductions. In addition, we recorded nil and $6,000 in warrant compensation in the three and six months ended March 31, 2010 to Strategic Advisory Board members in the first quarter of 2010, compared with nil in the same periods of 2009. These increases were offset by a decrease in board of directors compensation of $45,000, to nil in the three months ended March 31, 2010 from $45,000 in the same period of 2009 and by a decrease in board of directors compensation of $121,000, to $22,000 in the six months ended March 31, 2010 from $143,000 in the same period of 2009.

•
Professional services expenses for the three months ended March 31, 2010 increased by $229,000, to $273,000 from $44,000 recorded in the same period of 2009. Professional services expenses for the six months ended March 31, 2010 increased by $337,000, to $450,000 from $113,000 recorded in the same period of 2009. These increases are primarily due to equity based compensation for consultants and increased accounting services expenditures.

•
Amortization of identifiable intangibles assets expense for the three and six months ended March 31, 2010 was $178,000 compared with nil for the same periods in 2009. The increase in intangibles amortization expenses pertained to intangible assets that arose due to the acquisition of SolCool in January 2010.

Financing costs. We incurred financing costs and fees related to our outstanding loans. Financing costs decreased for the three months ended March 31, 2010 $28,000 to $23,000 from $51,000 in the prior year’s period and increased for the six months ended March 31, 2010 $74,000 to $125,000 from $51,000 in the prior year’s period. The decrease in financing costs in the three months ended March 31, 2010 is primarily due to the higher financing fees associated with the Agile loans in 2009. The increase in financing fees in the six months ended March 31, 2010 is primarily due to the higher non-interest expenses and fees on our loans with Capitoline issued in the six months ended March 31, 2010.

Interest expense, net. We incurred interest expense on our outstanding loans. Interest expense increased for the three months ended March 31, 2010 $150,000 to $338,000 from $188,000 in the prior year’s period. This increase was primarily from increased loan balances and the accrual of interest with loan default interest rates. Interest expense decreased for the six months ended March 31, 2010 $158,000 to $614,000 from $772,000 in the prior year’s period. This decrease in the six months ended March 31, 2009 was primarily due to the $567,000 of forbearance fees pertaining to the CAMHZN loan charged to interest expense in 2009 partially offset by increased interest from increased loan balances and the accrual of interest with loan default interest rates in 2010.

Off-Balance Sheet Arrangements

As of March 31, 2010, we did not have any off-balance sheet arrangements.

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

 (b) Internal Control Over Financial Reporting. There have been no changes in our internal controls over financial reporting or in other factors during the fiscal quarter ended March 31, 2010, that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following sets forth certain information for all securities we sold during the three months ended March 31, 2010 without registration under the Securities Act of 1933, as amended, other than those sales previously reported in a Current Report on Form 8-K, a Quarterly Report on Form 10-Q, or an Annual Report on Form 10K :

In February and March 2010, we issued 222,000 warrants to purchase shares of our common stock at $1.00 per share to Bloomfield Advisors in payment for services. In March 2010, we issued 60,000 warrants to purchase shares of our common stock at $0.001 per share to Scott Davalos in payment for services.

In January, and March 2010, we issued 508,000 shares of our common stock to AGS Capital Group LLC for net cash proceeds of $106,000.

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

Our former Chief Executive Officer, Paul Abramowitz, has initiated a lawsuit against us in the Superior Court for the State of Washington styled Abramowitz v. Neah Power Systems, et al. (Case No. 10-2-3688-1 SEA) in which Mr. Abramowitz s sued for breach of contract in the amount of $275,000, plus interest, and willful failure to pay wages for which he seeks double damages or twice the amount of the wages allegedly withheld. We are contesting this lawsuit.

On March 3, 2010 a complaint was filed by the Chapter 7 Trustee of the law firm Dreier Stein Kahan Browne Woods George LLP in the Superior Court of California, Los Angeles Central District, Case No. BC432899, alleging breach of contract and seeking $66,000 for legal services.  We are discussing a response to this complaint with counsel.

Item 6. Exhibits.

The exhibits required by this item are set forth in the Exhibit Index attached hereto.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEAH POWER SYSTEMS, INC.

Dated: May 24, 2010	By:	/s/ GERARD C. D’COUTO
Gerard C. D’Couto
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 24, 2010	By:	/s/ STEPHEN WILSON
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