Form 10-Q
period 2010-06-30
NEAH POWER SYSTEMS, INC.
filed 2010-08-23
CIK 1162816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer Accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 16, 2010

Common Stock, $0.001 par value	51,808,102

NEAH POWER SYSTEMS, INC.

TABLE OF CONTENTS

PAGE

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets - June 30, 2010 and September 30, 2009	1

Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2010 and 2009	2

Condensed Consolidated Statements of Cash Flows for the three and nine months ended June 30, 2010 and 2009	3

Condensed Consolidated Statement of Stockholders’ Equity (Deficit) for the nine months ended June 30, 2010	4

Notes to Condensed Consolidated Financial Statements	5-16

Item 2. Management’s Discussion and Analysis	17-23

Item 4T. Controls and Procedures	24

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3. Legal Proceedings	25

Item 6. Exhibits	25

Signatures	26

NEAH POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2010 and September 30, 2009

	June 30,	September 30,
	2010	2009
ASSETS

Current assets
Cash and cash equivalents	$2,702	$20,223
Deferred financing costs, net	—	28,594
Prepaid expenses and other current assets	28,672	63,956
Total current assets	31,374	112,773

Property and equipment, net	27,296	43,919

Intangible assets, net	356,722	0
Total assets	$415,392	$156,692

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$1,805,855	$1,763,581
Accrued expenses and other liabilities	1,240,015	521,439
Notes payable - related parties	302,416	102,416
Notes payable, net of debt discount of $0 and $8,745, respectively	1,136,781	1,776,299
Deferred revenue	189,500	189,500
Total current liabilities	4,674,567	4,353,235

Total liabilities	4,674,567	4,353,235

Commitments and contingencies

Stockholders' equity (deficit)
Common stock and additional paid-in-capital
$0.001 par value, 80,000,000 shares authorized, 57,911,563 and 34,833,598
shares issued and 51,568,102 and 34,377,890 outstanding, respectively	49,297,440	44,077,472
Treasury stock, 112,590 common shares, at no cost
Accumulated deficit	(53,556,615)	(48,274,015)
Total stockholders' deficit	(4,259,175)	(4,196,543)

Total liabilities and stockholders' equity (deficit)	$415,392	$156,692

See Notes to Condensed Consolidated Financial Statements

NEAH POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine months Ended June 30, 2010 and 2009

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Contract Revenues	$—	$161,349	$—	$1,106,976

Operating expenses
Research and development expense	158,052	194,342	531,754	1,118,874
General and administrative expense	827,572	176,979	3,823,571	743,648

Total operating expenses	985,624	371,321	4,355,325	1,862,522

Loss from operations	(985,624)	(209,972)	(4,355,325)	(755,546)

Other expense
Financing costs	(2,117)	(148,626)	(127,189)	(199,792)
Interest expense	(69,869)	(376,792)	(684,033)	(1,148,878)
Loss on extinguishment of debt	(116,053)	—	(116,053)	—

Net Loss	$(1,173,663)	$(735,390)	$(5,282,600)	$(2,104,216)

Basic and diluted loss per common share	$(0.03)	$(0.07)	$(0.14)	$(0.24)

Basic and diluted weighted average common shares outstanding	43,285,814	10,644,585	38,894,694	8,602,322

See Notes to Condensed Consolidated Financial Statements

NEAH POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine months Ended June 30, 2010 and 2009

	2010	2009

Cash flows from operating activities:
Net loss	$(5,282,600)	$(2,104,216)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	16,623	21,752
Amortization of deferred financing costs	127,189	199,792
Amortization of intangible assets	356,722	-
Share-based payments included in operating expenses	2,351,305	71,952
Issuance of note payable to related parties as consideration for consulting services	300,000	-
Non-cash forbearance fees on note payable	-	567,000
Amortization of debt discount	36,958	60,464
Interest paid with common stock or warrants	286,026	410,951
Loss on extinguishment of debt	116,053	-
Loss on disposal of assets	-	263
Changes in operating assets and liabilities, net of effects of business combination
Contract receivable	-	39,718
Prepaid expenses and other current assets	(5,266)	(10,611)
Accounts payable	213,770	(20,646)
Accrued expenses and other liabilities	342,432	169,902
Net cash used by operating activities	(1,140,788)	(593,679)

Cash flows from investing activities:
Issuance of notes receivable	-	(16,000)
Other	1,388	-
Net cash provided by (used by) investing activities	1,388	(16,000)

Cash flows from financing activities:
Net proceeds from sale of common stock	937,586	-
Net proceeds from notes payable	183,424	478,925
Proceeds from warrant exercises	869	-
Proceeds from sale of Series A convertible preferred stock	-	147,620
Principal payments on notes payable	-	(27,584)
Net cash provided by financing activities	1,121,879	598,961

Net change in cash and cash equivalents	(17,521)	(10,718)

Cash and cash equivalents, beginning of period	20,223	59,661

Cash and cash equivalents, end of period	$2,702	$48,943

Supplemental cash flow information

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Noncash investing and financing activities
Settlement of notes payable with issuance of stock	$1,121,120	$—
Issuance of shares for purchase of SolCool	$245,148	$-
Accounts payable financed with Note Payable	$141,047	$—
Settlement of accounts payable with issuance of stock	$86,639	$20,000
Deferred financing costs paid with issuance of common stock	$75,221	$241,904
Original issue discount on notes payable	$28,123	$85,000
Increase in note payable due to forbearance fee	$-	$567,000
Shares issued in partial payment of forebearance fee on note payable	$-	$327,000

See Notes to Condensed Consolidated Financial Statements

NEAH POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
for the nine months ended June 30, 2010

	Common Stock and APIC		Treasury Stock			Total
	Number of Shares		Number		Accumulated	Stockholders'
	Outstanding	Amount	of Shares	Amount	Deficit	(Deficit)
Balances at September 30, 2009	34,377,890	$44,077,472	(112,590)	$-	$(48,274,015)	$(4,196,543)

Shares issued in connection with settlement of liabilities	8,401,429	1,323,813				1,323,813
Issuance of common stock for cash, net of fees	5,871,636	937,586				937,586
Exercise of warrants	26,058	869				869
Issuance of common stock for Solcool acquisition	476,187	245,148				245,148
Common stock and warrants issued for services	1,808,176	2,136,483				2,136,483
Compensation related to stock options, net of cancellations and forfeitures		214,822				214,822
Shares issued for financing costs	191,880	75,221				75,221
Shares issued in payment of interest on notes payable	414,846	286,026				286,026

Net loss for the nine months ended June 30, 2010					(5,282,600)	(5,282,600)
Balances at June 30, 2010	51,568,102	$49,297,440	(112,590)	$-	$(53,556,615)	$(4,259,175)

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

On September 19, 2009, we entered into a first amended and restated agreement and plan of merger (the “Amended Merger Agreement”) with SolCool One, LLC (“SolCool”). Under the terms of the Amended Merger Agreement, Neah Power Acquisition Corp. (“Merger Sub”), our wholly-owned subsidiary, was merged into SolCool (the “Merger”). On January 13, 2010, we effectively assumed control of Solcool, subject to other customary closing conditions. See Note 4 for additional discussion of the acquisition.

In July 2010, we received notice to exit the Amended Merger Agreement on basis that we failed to fund SolCool on a timely basis under the terms of the Amended Merger Agreement. We are not contesting this notice and have negotiated the termination of the Amended Merger Agreement. As full and final termination of the agreement, we will return to SolCool all membership units and SolCool will return all our common shares issued to SolCool members (Note 4).

Note 2. Going Concern

We have prepared our condensed consolidated financial statements assuming that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We had approximately $3,000 in unrestricted cash on hand as of June 30, 2010. We had an accumulated deficit as of June 30, 2010 of $53,557,000 and negative working capital of $4,643,000. For the nine months ended June 30, 2010 and 2009, we had negative cash flow from operating activities of $1,141,000 and $594,000, respectively. We have limited capital resources and have sustained substantial losses, which raise substantial doubt about our ability to continue as a going concern. We must, therefore, raise sufficient capital to fund our overhead burden and our continuing research and development efforts going forward. Without this funding, our current cash balance is estimated to support our operations through approximately September 15, 2010. No assurance can be given that we will be successful in obtaining adequate capital on acceptable conditions or at all. We have significantly reduced work hours, including the implementation of furloughs, of various employees to reduce our operating cost, while we focus on raising capital. Such reduced work hours and furloughs will stay in place until we are better capitalized. Our operations are currently focused on raising capital, sales, and business development.

We have relied primarily on sales of securities and proceeds from borrowings for operating capital. During the nine months ended June 30, 2010, we raised capital by selling promissory notes for a total of $222,000 with net proceeds of $183,000 received upon closing. We also raised capital by selling shares of our common stock for a total, net of fees, of $938,000.

The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we have to curtail operations or be unable to continue in existence.

Note 3. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All material intercompany balances and transactions have been eliminated. The interim financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year. The condensed consolidated financial statements as of and for the three and nine months ended June 30, 2010 have been derived from the unaudited financial statements at that date. However, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the audited Consolidated Financial Statements for the year ended September 30, 2009, included in the our Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 13, 2010.

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

Intangible Assets

Intangible assets are amortized over their estimated useful lives and are tested for impairment when facts and circumstances indicate that the carrying values may not be recoverable.

Fair Value of Financial Instruments

We consider the fair value of cash and cash equivalents, accounts payable, notes payable and accrued expenses to not be materially different from their carrying value. These financial instruments have short-term maturities. Effective October 1, 2008, we adopted the authoritative guidance for financial assets and liabilities which defines fair value, provides guidance for measuring fair value and requires certain disclosures. At June 30, 2010 and September 30, 2009, we had no financial assets or liabilities subject to fair value measurement.

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

Basic weighted average common shares outstanding, and the potentially dilutive securities excluded from loss per share computations because they are antidilutive, are as follows:

	Three Months Ended June 30,		Nine months Ended June 30,
	2010	2009	2010	2009
Basic and diluted weighted average common Shares outstanding	43,285,814	10,644,585	38,894,694	8,602,322
Potentially dilutive securities excluded from loss per share computations:				—
Convertible Series A Preferred Stock	0	19,126,392	0	19,126,392
Convertible debt	351,337	195,500	351,337	195,500
Common stock options	5,308,680	180,263	5,308,680	180,263
Common stock purchase warrants	1,012,774	463,874	1,012,774	463,874

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

Note 4.  Solcool Acquisition

During the nine months ended June 30, 2010, pursuant to terms of an Amended Merger Agreement we acquired all outstanding member interests and obtained control of SolCool, a leading supplier of direct current solar air-conditioning systems for off-the-grid applications, in exchange for the issuance of 476,187 shares of our common stock recorded at fair value of approximately $245,000, based on the closing price of our common stock on the acquisition date.  Approximately 238,100 shares of stock were issued to escrow to be released September 2011 (24 months from the date of the Amended Merger Agreement) under certain conditions, including the continued employment and best efforts of the SolCool founder and former majority interest holder.

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

Intangible assets identified by management include SolCool’s distribution network and customer relationships.  The fair values of identifiable intangible assets were determined using the income approach.  Estimated lives of intangible assets were determined to be one year and were based on factors including, among others, the expected use of the assets, effects of demand, competition and the level of funding required to obtain the expected future cash flows from the assets. Amortization expense of intangible assets approximated $179,000 and $357,000 for the three and nine months ended June 30, 2010, and amortization expense of approximately $178,000 for each of the next two fiscal quarters is expected.

A preliminary allocation of the aggregate $275,000 purchase price, comprised of $245,000 of common stock, and $30,000 of funds previously advanced to SolCool, is summarized below (in thousands):

Assets:		Liabilities and net assets acquired:

Cash and cash equivalents	$1	Accounts payable and accrued liabilities	$439
Identifiable intangible assets	713	Net assets acquired	275
	$714		$714

SolCool’s operating results are included in our consolidated financial statements since the acquisition date, and consisted of general and administrative expenses of $366,000, including intangible asset amortization expense of $357,000. The following table sets forth certain unaudited pro forma consolidated statements of operations information for the nine months ended June 30, 2010 and 2009, presented on the basis as if the acquisition was consummated on the same terms at the beginning of the respective periods (in thousands, except earnings per share):

	Nine months ended June 30,
	2010	2009
Revenues	$-	$1,146
Research and development expense	(532)	(1,119)
General and administrative expense	(4,041)	(1,448)
Provision for asset impairment - SolCool	-	(648)
Loss from operations	(4,573)	(2,069)
Interest expense	(811)	(1,349)
Loss on extinguishment of debt - Neah Power	(116)
Gain on settlement of liabilities – SolCool	-	389
Net loss	$(5,500)	$(3,029)

Basic pro forma net loss per share	$(0.14)	$(0.33)

In July 2010, we received notice to exit the Amended Merger Agreement on basis that we failed to fund SolCool on a timely basis under the terms of the Amended Merger Agreement. We are not contesting this notice and have negotiated the termination of the Amended Merger Agreement. As full and final termination of the agreement, we will return to SolCool all membership units and SolCool will return all our common shares issued to SolCool members

Note 5. Notes Payable

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

On April 8, 2010, we received a letter from Agile and Capitoline stating that we were in default under section 7 of the Securities Purchase Agreement for having failed to pay the Notes when due and for the notice of default that we recently received from CAMHZN Master LDC for which we filed a Current Report on Form 8-K on March 22, 2010. Under the default notice, Agile and Capitoline demanded payment of $1,427,049, which they believe represented principal and interest due under the Notes as of that date.

In conjunction with the notice of default, Agile and Capitoline foreclosed on 4,502,306 shares of the 10,000,000 shares of our common stock held by Agile and Capitoline as collateral to be applied against the principal of the Notes. On April 22, 2010, the 4,502,306 shares, with a market value on that date of $991,000, were released to Agile and Capitoline and have been applied against the balance of the Notes.

In the three and nine months ended June 30, 2010, we received funds from Capitoline in aggregate face amounts of $0 and $169,000, respectively, with OIDs of $0 and $28,000, respectively, and aggregate purchase price amounts of $0 and $197,000, respectively. The OID was recorded as debt discount and has been amortized in its entirety as interest expense as of June 30, 2010. In consideration for the Notes issued during the nine months ended June 30, 2010, 91,000 common shares, valued at $75,000 are issuable under the terms of the agreement. This has been recorded as financing costs and is being amortized over the term of the Notes. Under the terms of the agreement, 415,000 additional shares valued at $286,000 are also issuable and have been recorded as interest expense

As of June 30, 2010 and September 30, 2009, we recorded $340,000 and $635,000, respectively, in principal and interest due Agile and Capitoline. The stated interest rate upon the event of default is the lower of 36% or the statutory maximum. We have recorded interest expense effective from the maturity dates of the notes at a rate of 25% which is the maximum rate that can be applied to these loans under New York State law.

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

On August 3, 2010, we entered into an agreement with CAMHZN under which we agreed to issue 240,000 shares of our common stock to CAMHZN in addition to the 1,018,305 shares of our common stock that it already owns. CAMHZN agreed to (i) limit the number of shares of our common stock that it would sell to 5% of the average daily volume of our common stock, at or above the daily market price of our common stock traded on the OTCBB; (ii) return any excess shares after CAMHZN has received the unpaid principal and accrued and unpaid interest due under the convertible note issued; and (iii) rescind the notice of default CAMHZN delivered to us on March 16, 2010 as reported in the Current Report on Form 8-K dated March 22, 2010.

As of June 30, 2010, we have recorded $740,000 as the note balance outstanding and $308,000 in accrued interest due CAMHZN. The stated interest rate upon the event of default is the lower of 36% or the statutory maximum. We have recorded interest expense effective from the maturity dates of the notes at a rate of 25% which is the maximum rate that can be applied to these loans under New York State law.

Aspen Technologies - In July 2008, we entered into an agreement with Aspen Technologies (“Aspen”), our vendor, whereby the accounts payable balances owed to Aspen would be converted to a note payable up to a maximum of $100,000. Under the terms of the note payable, we would pay Aspen eight equal payments of $12,500 per month beginning in August 2008 until the outstanding principal balance was paid. In payment of interest on the note, we issued five year warrants to purchase 9,000 shares of our common stock at $1.00 per share. As of June 30, 2010 and September 30, 2009, the principal balance was $89,000. As of the date of this report, no payments have been made. We have no assurance that Aspen will refrain from taking actions against us under the terms of the note.

Seyfarth Shaw - In February 2010, we entered into an agreement with Seyfarth Shaw LLP (“Seyfarth”), our legal counsel, whereby the accounts payable balance of $141,047 owed to Seyfarth was converted to a 6% note payable June 1, 2010. As of the date of this report, the balance on the note remains unpaid. We have no assurance that Seyfarth will refrain from taking actions against us under the terms of the note.

Related Party Notes

In September and October 2009, we received funds from Daisy Rodriguez, a private investor married to the primary beneficiary of Summit Trading Limited (“Summit”), one of our investors, in the aggregate face amounts of $100,000 and $25,000, respectively and accruing interest at a 6% annual rate. In June 2010, we paid the notes and accrued interest in full by the issuance of our common stock (see Note 6).

In June 2010, we entered into an advisory services agreement with Summit whereby Summit will indentify, introduce, engage, and compensate investor relations and/or public relations firms on our behalf. Under the terms of this agreement as consideration for those services, we issued Summit a note for $300,000 payable upon demand. The expense for this agreement was recorded in general and administrative expense during the quarter ended June 30, 2010 as public relations services. The principal balance is included in notes payable, related parties on our condensed consolidated balance sheets at June 30, 2010.

In August 2008, we entered into a note agreement with our President and Chief Executive Officer, Dr. Gerard C. D’Couto. Under the agreement, as amended, we borrowed $30,000 with interest at 10% compounded monthly and a maturity date of March 29, 2009. As of June 30, 2010 and September 30, 2009, the remaining note balance was $2,400. The principal balance is included in notes payable, related parties on our condensed consolidated balance sheets.

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

Common Stock Issuances – In January 2010, we entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with each of First Equity Trust, Inc. (“First Equity”), Amber Capital Corporation (“Amber”),  and Knightsbridge Law Co., Ltd (“Knightsbridge”) (collectively, the “Investors”) under which each of the Investors has committed to purchase up to $5 million of our common stock. Under the terms of each Stock Purchase Agreement, from time to time until one year from the date of the Stock Purchase Agreement and at our sole discretion, we may present each of the Investors with a tranche notice to purchase such common stock (the “Notice”). The Investors are obligated to purchase such common stock by the tenth trading day after the Notice date (the “Tranche Closing”), subject to satisfaction of certain closing conditions. The Investors will not be obligated to purchase the common stock in the event the closing price of our common stock during the nine trading days following delivery of a Notice falls below 75% of the closing price on the trading day prior to the date such Notice is delivered to the Investors. As financing fees, we will also issue to Investors, at each Tranche Closing, common stock equal to 20% of the number of common shares purchased at the Tranche Closing. In addition, we will pay to the Investors from the proceeds at each Tranche closing a 2% Success Fee. Notwithstanding any of the other provisions of this Agreement, and to provide some initial capital, each of the Investors agreed to invest $250,000 in return for which we shall issue 250,000 shares of Common Stock to the Investor at a price of $1.00 per share.

During the three and nine months ended June 30, 2010, we issued 2,368,406 shares of common stock to First Equity and received $700,000 in net proceeds under the Stock Purchase Agreement.

In June 2010, we entered into two Stock Purchase and Subscription Agreements (the “Agreements”) with Amber under which we issued 2,986,667 shares of our common stock for net proceeds of $112,000.

On April 22, 2010, Agile and Capitoline foreclosed on 4,502,306 shares of the 10,000,000 shares of our common stock held by Agile and Capitoline as collateral to be applied against the principal of the Notes (see Note 5).

In January 2010, we entered into a Reserve Equity Financing Agreement with AGS Capital Group LLC (“AGS Capital”) under which AGS Capital agreed to purchase pursuant to tranche notices up to $5,000,000 of our common stock under certain conditions, including that a registration statement be effective for such shares after the first 1,015,000 shares of our common stock are purchased by AGS Capital. In addition, any advance amount shall be automatically reduced by 50%, unless, if on any day during the five trading days after the advance notice, the Volume Weighted Average Price (“VWAP”) for that day does not meet or exceed a “Floor Price”, defined as the price equal to 85% of the VWAP of our common stock for the five trading days prior to the advance notice date, or any other price mutually agreed upon by us and AGS Capital in writing. In addition, the number of shares of our common stock issuable to AGS Capital pursuant to an advance cannot cause the aggregate number of shares of our common stock beneficially owned by AGS Capital and its affiliates to exceed 9.99% of the then outstanding shares of our common stock. Prior to the consummation of the agreement, which occurred in January 2010, 960,000 restricted shares were issued as a deposit in escrow for future common shares to be purchased by AGS Capital. These shares were recorded as issued but not outstanding. During the nine months ended June 30, 2010, we sold 500,000 shares of our common stock to AGS, for cash proceeds, net of financing fees, of $106,000, based on the closing prices of our stock on the dates of issuance, which were applied against the balance of deposited shares. In May 2010, we entered into an amended agreement with AGS Capital whereby we agreed to issue an additional 1,545,000 unregistered shares of which 1,500,000 are to be used as credit towards shares for advance notices. In addition, we agreed to pay a minimum of $6,000 in cash fees to be paid to AGS from the proceeds. During the three and nine months ended June 30, 2010, we also issued 45,000 and 100,000 shares, valued at $4,000 and $37,000, respectively, based on the closing prices of our stock on the dates of issuance, in payment of financing fees under the amended agreement.

In June 2010, pursuant to an Exchange Agreement dated June 17, 2010, we issued 3,333,000 shares of our common stock with a fair value of $243,000 to Daisy Rodriguez, a private investor married to the primary beneficiary of Summit, for payment in full against note payables and interest in the amount of $127,000 and recorded $116,053 as a loss from the extinguishment of debt.

In May 2010, we issued 500,000 shares of our common stock, valued at $40,000 to Michael Selsman, one of the members of our board of directors, in payment of an account balance owing for past public relations services.

In May 2010, we issued 74,000 shares of our common stock, valued at $13,000, to Atlanta Capital Partners LLC for public relations services.

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

In October 2009, we entered into an advisory services agreement with Summit whereby Summit will identify, introduce, engage, and compensate investor relations and/or public relations firms (“Firms”) on our behalf. Under the terms of this agreement, we issued Summit 1,650,000 shares of our common stock, 95% of the value of which is to represent compensation to be applied against services provide by Firms. The shares were valued at $1,914,000 based on the market value of the stock, and were recorded to general and administrative expense during the first quarter of fiscal 2010 as public relations services.

During the nine months ended June 30, 2010, we issued 53,000 shares of our common stock valued at $32,000, based on the market value of the stock, for services and payments in settlement of liabilities.

During the nine months ended June 30, 2010, we issued 13,000 shares of our common stock valued at $15,000, based on the market value of the stock, in payment of accrued board of director expenses.

Share-Based Compensation - To calculate the value of share-based compensation, we use the Black-Scholes fair value option-pricing model with the following weighted average assumptions for options and warrants granted during the three and nine months ended June 30, 2010:

	Three Months	Nine Months
	Ended June 30,	Ended June 30,
	2010	2010
Risk free interest rate	2.2%	2.2%
Expected dividend yield	0%	0%
Volatility	225.9%	226.0%
Expected life in years	5.0	4.8

In June 2010, we cancelled approximately 2,719,000 stock options previously issued to employees having a weighted average exercise price of $1.28 and, in June 2010, we issued these employees an aggregate of 4,856,000 new options having an exercise price of $0.08 per share, which was equal to the fair value of our common stock on the date of grant. As a result of these transactions, which are being accounted for as a modification, the incremental value of the new options in excess of the value of the old options, was $178,000 which is being recognized over the vesting period of the new options. In the three months ended June 30, 2010, $35,000 of this amount was recognized ad compensation expense, of which $3,000 was recorded to R&D expense and $31,000 was recorded to G&A expense.

There were no warrants or stock options granted during the nine months ended June 30, 2009.

Share-based payments recognized as operating expense are as follows for the three and nine months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
Common stock options	$103,508	$5,306	$214,822	$16,023
Common stock purchase warrants	41,374	0	143,513	13,329
Issuance of common stock	12,500	0	1,992,970	42,600
Total share based payments	$157,382	$5,306	$2,351,305	$71,952
Total share based payments were recorded as follows:
Research and development expense	29,225	1,288	29,225	2,682
General and administrative expense	128,157	4,018	2,322,080	69,270
	$157,382	$5,306	$2,351,305	$71,952

Warrants – At June 30, 2010, there were warrants outstanding for the purchase of 1,013,000 shares of our common stock at a weighted average exercise price of $16.03 per share. During the nine months ended June 30, 2010, we issued to our Strategic Advisory Board for services five-year warrants to purchase a total of 120,000 shares of common stock at an exercise price of $0.001 per share. Also during the nine months ended June 30, 2010, we issued one to five year warrants to purchase 282,000 shares of our common stock at a weighted average exercise price of $0.79 for consulting services. Using the Black-Scholes model, the fair value of the warrants issued in the nine months ended June 30, 2010 was calculated as $206,000. We recorded $41,000 and $144,000 to General and Administrative expense in the three and nine months ended June 30, 2010, respectively, related to warrants.

During the nine months ended June 30, 2010, we received $1,000 in proceeds and issued 26,000 shares of our common stock upon the exercise of warrants.

The following summarizes warrant activity during the nine months ended June 30, 2010:

Warrants Outstanding
Outstanding at September 30, 2009	636,832
Grants	402,000
Cancellations	-
Exercised	(26,058)
Outstanding at June 30, 2010	1,012,774

Warrants outstanding at June 30, 2010 expire at various dates from July 2010 to November 2014.

Long Term Incentive Compensation - In August 2008, we amended our Long Term Incentive Compensation Plan (“the Plan”) first adopted in March 2006. The amendment to the Plan increased the total number of shares available for issuance under the Plan from 10,000,000 shares of common stock to 6,000,000 shares of common stock. The Plan is to continue for a term of ten years from the date of its adoption. The Plan is administered by our board of directors. We have outstanding stock options for 5,308,680 shares to employees, members of the Committee, the board of directors, and advisors and consultants, and none of these options have as of yet been exercised. Options are exercisable for ten years from date of grant. Options granted in excess of 6,000,000 will require shareholder approval.  There were 5,287,230 and no stock options, issued under the amended Plan during the nine months ended June 30, 2010 and 2009, respectively,

The following table summarizes stock option activity during the nine month period ended June 30, 2010:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at September 30, 2009 (2,592,475 exercisable options)	2,862,745	$1.31
Grants during the nine months ended June 30, 2010	5,287,230	.08
Forfeitures	(94,450)	1.34
Cancellations	(2,746,845)	1.28
Exercised	-	-
Outstanding at June 30, 2010 (3,125,483 exercisable options)	5,308,680	$.09

The weighted average remaining contractual lives of outstanding options was 9.9 years. For exercisable and vested options as of June 30, 2010, the weighted average contractual term was 9.9 years.

The aggregate intrinsic value of the options outstanding represents the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between our closing stock price on the last trading day of June 30, 2010 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on June 30, 2010. At June 30, 2010, there were no options with exercise prices below the closing price.

As of June 30, 2010, we had approximately $183,000 of total unrecognized compensation cost related to non-vested stock-based awards granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for any future changes in estimated forfeitures. We expect to recognize this cost from 2010 through 2012.

Employee Stock Purchase Plan - In August 2008, we adopted an Employee Stock Purchase Plan (the “Stock Purchase Plan”). The number of shares of common stock that may be sold pursuant to the Stock Purchase Plan shall not exceed, in the aggregate, 900,000 shares of Common Stock. As of June 30, 2010, no shares have been purchased under the Stock Purchase Plan.

Preferred Stock — Our board of directors has the authority, without action by the stockholders, to designate and issue up to 5,000,000 shares of preferred stock in one or more series and to designate the rights, preferences and privileges of each series, any or all of which may be greater than the rights of our common stock.

In June 2008, our board of directors approved the issuance of a minimum of 7,500,000 shares of Series A preferred stock (“Series A”) at a purchase price of $0.04 per share, or a minimum of $300,000 in the aggregate, to investors under a Series A Securities Purchase Agreement. In addition to certain other rights, preferences and privileges, each share of Series A was convertible into .80 shares of common stock. During the three and nine months ended June 30, 2009, we issued approximately 375,000 and 3,691,000 shares, respectively, of Series A preferred stock for gross proceeds of approximately $15,000 and $148,000, respectively. As of September 30, 2009, all 24,992,600 outstanding shares of our Series A had been converted into 19,994,394 shares of our common stock.

In July 2009, we entered into a Preferred Stock Purchase Agreement (the “Preferred Stock Agreement”) with Optimus Capital Partners, LLC (“Optimus”), under which Optimus, subject to certain conditions, has committed to purchase up to $10 million of our Series B Preferred Stock. As of the date of this report, we have not received any funds under this agreement.

Note 7. Contingencies

We included an expense of $314,000 in our consolidated financial statements for the year ended September 30, 2009 pertaining to severance obligations and related costs related to our former Chairman, President and Chief Executive Officer, Paul Abramowitz, who resigned as President and CEO in January 2008 and as a director in April 2008. This amount is included in accounts payable at June 30, 2010 and September 30, 2009, however, we contest that any payment is due under our agreements with Mr. Abramowitz and, if successful, will have minimal or no liability for such amounts. Mr. Abramowitz has initiated a lawsuit against us in the Superior Court for the State of Washington styled Abramowitz v. Neah Power Systems, et al. (Case No. 10-2-3688-1 SEA) in which Mr. Abramowitz s sued for breach of contract in the amount of $275,000, plus interest, and willful failure to pay wages for which he seeks double damages or twice the amount of the wages allegedly withheld. We are contesting this lawsuit.

On March 16, 2010, we received a letter from CAMHZN stating that we were in default on our outstanding note CAMHZN. CAMHZN stated that we failed to make any payment to CAMHZN under the note and also failed under the December 31, 2008 Letter Agreement to (i) provide evidence of the increased principal amount of the note and (ii) issue additional shares of our common stock for management fees and CAMHZN’s legal expenses and as new collateral to secure our performance under the December 31, 2008 Letter Agreement. We are contesting the default notice and are disputing the validity of the December 31, 2008 Letter Agreement. In August 2010, we entered into an agreement with CAMHZN whereby the default notice was rescinded (see Note 5).

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

In May 2010, we received a notice from Optimus stating that Optimus was entitled to fees of $500,000 pertaining to the Preferred Stock Agreement. We dispute this claim and will defend our rights vigorously. However, there is no assurance that we will prevail in this dispute. As of June 30, 2010, we have not recorded the contested amount.

We are subject to various legal proceedings and claims that arise in the ordinary course of business. Our management currently believes that resolution of such legal matters will not have a material adverse impact on our consolidated financial position, results of operations or cash flows.

Note 8. Related Party Transactions

See Note 5 regarding our related party note agreements.

See Note 6 regarding payment in our common stock to Daisy Rodriguez.

See Note 6 regarding payment in our common stock to Michael Selsman.

See Note 6 regarding our advisory services agreements with Summit.

In the three months ended June of 2010, we recorded $22,000 in deferred salaries for our Chief Executive Officer and Chief Financial Officer. As of June 30, 2010 and September 30, 2009 there was $112,000 and $104,000, respectively, in deferred officer salaries recorded in accrued expenses and other liabilities in the condensed consolidated balance sheet.

Note 9. Subsequent Events

AGS – In August 2010, we received $105,000 under the Reserve Equity Financing Agreement with AGS Capital. The cash received was for the purchase of our common shares, the amount of which is to be determined.

Investor Relations Services, Inc. – In August 2010, we received $33,000 from Investor Relations Services, Inc. as a note payable

In July 2010, we received notice to exit the Amended Merger Agreement with SolCool on the basis that we failed to fund SolCool on a timely basis under the terms of the Amended Merger Agreement. We are not contesting this notice and have negotiated the termination of the Amended Merger Agreement. As full and final termination of the agreement, we will return to SolCool all membership units and SolCool will return all our common shares issued to SolCool members (see Note 4).

Investor Relations Services, Inc. – In August 2010, we received $33,000 from Investor Relations Services, Inc. as a note payable.

On August 3, 2010, we entered into an agreement with CAMHZN under which we agreed to issue 240,000 shares of our common stock to CAMHZN in addition to the 1,018,305 shares of our common stock that it already owns. CAMHZN agreed to (i) limit the number of shares of our common stock that it would sell to 5% of the average daily volume of our common stock, at or above the daily market price of our common stock traded on the OTCBB; (ii) return any excess shares after CAMHZN has received the unpaid principal and accrued and unpaid interest due under the convertible note issued; and (iii) rescind the notice of default CAMHZN delivered to us on March 16, 2010 as reported in the Current Report on Form 8-K dated March 22, 2010.

Somyos Durongkadej - On August 22, 2010, in accordance with our by-laws, the Board of Directors voted to remove Somyos Durongkadej as a member of the Board effective as of that date.

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

You should understand that the following important factors, in addition to those discussed below the heading “Overview” and in our registration statements and periodic reports filed with the SEC under the Securities Act and the Exchange Act, could affect our future results and could cause those results to differ materially from those expressed in such forward-looking statements:

•	general economic conditions;

•	our future capital needs and the ability to obtain financing;

•	our ability to obtain governmental approvals, including product and patent approvals;

•	the success or failure of our research and development programs;

•	our ability to develop and commercialize our products before our competitors; and

•	our limited operating history.

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

During the three and nine months ended June 30, 2009, we received payments of approximately $204,000 and $1,147,000, respectively, from the Office of Naval Research (“ONR”) pursuant to the terms of a grant providing expense reimbursement for continuing research and development (“R&D”) having to do with certain technology. This system was successfully developed and demonstrated to the ONR in September 2009.

We have announced customer relationships with EKO Vehicles of Bangalore (“EKO”) and Hobie Cat Company (“Hobie Cat”) to develop early production devices that can be evaluated by original equipment manufacturers (“OEM’s”) for the eventual deployment of fuel cell products that we or potential licensees will use to manufacture products for sale to our partners, distributors or OEM customers. We also recently announced a collaboration agreement with a major US Defense Supplier to deploy our fuel cells for a variety of applications. We also intend to design and distribute the fuel cartridge that our fuel cells require for refueling. We expect to generate future revenues from the sale and licensing of both fuel cartridges and the completed fuel cells. Our current business plan contemplates that we will subcontract to third parties substantially all of the production and assembly. We expect to make our energy products commercially available in fiscal 2011.

On September 19, 2009, we entered into a first amended and restated agreement and plan of merger (the “Amended Merger Agreement”) with SolCool One, LLC (“SolCool”). Under the terms of the Amended Merger Agreement, Neah Power Acquisition Corp. (“Merger Sub”), our wholly-owned subsidiary, was merged into SolCool (the “Merger”). On January 13, 2010, we effectively assumed control of Solcool, subject to other customary closing conditions.

In July 2010, we received notice to exit the Amended Merger Agreement on basis that we failed to fund SolCool on a timely basis under the terms of the Amended Merger Agreement. We are not contesting this notice and have negotiated the termination of the Amended Merger Agreement. As full and final termination of the agreement, we will return to SolCool all membership units and SolCool will return all our common shares issued to SolCool members. While we are disappointed in the termination of this relationship with SolCool, we believe that we can revisit a distribution or partnership relationship with SolCool when we are appropriately funded. We also intend to continue the development and sales of our remote area power supplies (RAPS) systems through our relationship with EKO Vehicles, which has generated interest in India. We believe our relationship with EKO Vehicles will help with the deployment of our products in India, and we will continue to evaluate other distribution and partnership opportunities with several potential candidates, including SolCool.

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

On August 3, 2010, we entered into an agreement with CAMHZN under which we agreed to issue 240,000 shares of our common stock to CAMHZN in addition to the 1,018,305 shares of Neah Power's common stock that it already owns. CAMHZN agreed to (i) limit the number of shares of our common stock that it would sell to 5% of the average daily volume of our common stock, at or above the daily market price of our common stock traded on the OTCBB; (ii) return any excess shares after CAMHZN has received the unpaid principal and accrued and unpaid interest due under the convertible note issued; and (iii) rescind the notice of default CAMHZN delivered to us on March 16, 2010 as reported in the Current Report on Form 8-K dated March 22, 2010.

As of June 30, 2010, we have recorded $740,000 in our financial statements as the note balance outstanding and $308,000 in accrued interest due CAMHZN. The stated interest rate upon the event of default is the lower of 36% or the statutory maximum. We have recorded interest expense effective from the maturity dates of the notes at a rate of 25% which is the maximum rate that can be applied to these loans under New York State law.

In June 2010, we entered into an advisory services agreement with Summit whereby Summit will indentify, introduce, engage, and compensate investor relations and/or public relations firms on our behalf. Under the terms of this agreement, we issued Summit a note for $300,000 payable upon demand. The expense for this agreement was recorded in general and administrative expense during the quarter ended June 30, 2010 as public relations services.

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

On April 8, 2010, we received a letter from Agile and Capitoline stating that we were in default under section 7 of the Securities Purchase Agreement for having failed to pay the Notes when due and for the notice of default that we recently received from CAMHZN Master LDC for which we filed a Current Report on Form 8-K on March 22, 2010. Under the default notice, Agile and Capitoline demanded payment of $1,427,049, which they believe represented principal and interest due under the Notes as of that date. As of June 30, 2010, we have recorded $340,000 in principal and interest due Agile and Capitoline. The stated interest rate upon the event of default is the lower of 36% or the statutory maximum. We have recorded interest expense effective from the maturity dates of the notes at a rate of 25% which is the maximum rate that can be applied under New York State law.

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

In the nine months ended June 30, 2010, we received funds from Capitoline in aggregate purchase price amount $197,000 with Original Issue Discounts of $28,000.

Solcool LLC Acquisition - On September 19, 2009, we entered into a first amended and restated agreement and plan of merger (the “Amended Merger Agreement”) with SolCool One, LLC (“SolCool”). Under the terms of the Amended Merger Agreement, Neah Power Acquisition Corp. (“Merger Sub”), our wholly-owned subsidiary, was merged into SolCool (the “Merger”). On January 13, 2010, we effectively assumed control of Solcool, subject to other customary closing conditions.

In July 2010, we received notice to exit the Amended Merger Agreement on basis that we failed to fund SolCool on a timely basis under the terms of the Amended Merger Agreement. We are not contesting this notice and have negotiated the termination of the Amended Merger Agreement. As full and final termination of the agreement, we will return to SolCool all membership units and SolCool will return all our common shares issued to SolCool members.

Summit Trading Agreements - In October 2009, we entered into an advisory services agreement with Summit Trading Limited (“Summit”) whereby Summit will indentify, introduce, engage, and compensate investor relations and/or public relations firms (“Firms”) on our behalf. Under the terms of this agreement, we issued Summit 1,650,000 shares of our common stock, 95% of the value of which is to represent compensation to be applied against services provide by Firms. The shares were valued at $1,914,000 based on the market value of the stock, and were recorded to general and administrative expense during the nine months ended June 30, 2010 as public relations services. In June 2010, we entered into an advisory services agreement with Summit whereby Summit will indentify, introduce, engage, and compensate investor relations and/or public relations firms on our behalf. Under the terms of this agreement, as consideration for the services, we issued Summit a note for $300,000 payable upon demand. The expense for this agreement was recorded in general and administrative expense during the quarter ended June 30, 2010 as public relations services.

Liquidity, Going Concern and Capital Resources

We have prepared our condensed consolidated financial statements assuming that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We had approximately $3,000 in unrestricted cash on hand as of June 30, 2010. We had an accumulated deficit as of June 30, 2010 of $53,557,000 and negative working capital of $4,643,000. For the nine months ended June 30, 2010 and 2009, we had negative cash flow from operating activities of $1,141,000 and $594,000, respectively. We have limited capital resources and have sustained substantial losses, which raise substantial doubt about our ability to continue as a going concern. We must, therefore, raise sufficient capital to fund our overhead burden and our continuing research and development efforts going forward. Without this funding, our current cash balance is estimated to support our operations through approximately September 15, 2010. No assurance can be given that we will be successful in obtaining adequate capital on acceptable conditions or at all. We have significantly reduced work hours, including the implementation of furloughs, of various employees to reduce our operating cost, while we focus on raising capital. Such reduced work hours and furloughs will stay in place until we are better capitalized. Our operations are currently focused on raising capital, sales, and business development.

We have relied primarily on sales of securities and proceeds from borrowings for operating capital. During the nine months ended June 30, 2010, we raised capital by selling promissory notes for a total of $222,000 with net proceeds of $183,000 received upon closing. We also raised capital by selling shares of our common stock for a total, net of fees, of $938,000.

Discussion of Cash Flows

We used cash of approximately $1,141,000 in our operating activities in the nine months ended June 30, 2010, compared to $594,000 in the nine months ended June 30, 2009. Cash used in operating activities relates primarily to funding net losses partially offset by changes in accounts payable and accrued expenses and other liabilities, non-cash expenses related to stock based compensation issued for services, forbearance fees, depreciation and amortization of intangibles. We expect to use cash for operating activities in the foreseeable future as we continue our operating activities.

Our investing activities provided $1,000 in cash in the nine months ended June 30, 2010 compared with approximately $16,000 in cash used in the same period in 2009.

Our financing activities provided cash of approximately $1,122,000 in the nine months ended June 30, 2010 compared to $599,000 in the same period in 2009. Changes in cash from financing activities are primarily due to proceeds from sale of common stock and preferred stock, and net proceeds from notes payable, less principal payments.

Recent Financing Activities

In July 2009, we entered into a Preferred Stock Purchase Agreement (the “Preferred Stock Agreement”) with Optimus Capital Partners, LLC (“Optimus”), under which Optimus, subject to certain conditions, has committed to purchase up to $10 million of our Series B Preferred Stock. As of the date of this report, we have not received any funds under this agreement.

In February 2009, we entered into a Securities Purchase Agreement with Agile and Capitoline under which we issued Original Issue Discount Term Convertible Notes (the “Notes”) secured by all of our assets. The Notes are convertible into shares of our common stock at $3.33 per share. During the nine months ended June 30, 2010, we received proceeds net of Original Issue Discount (“OID”), prepaid interest and financing costs paid in cash of $153,000 from three tranches in aggregate note amounts totaling $197,000. On April 8, 2010, we received a letter from Agile and Capitoline stating that we were in default on the Notes.

In January 2010, we entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with each of First Equity Trust, Inc., Amber Capital Corporation and Knightsbridge Law Co., Ltd. (collectively, the “Investors”) under which each of the Investors has committed to purchase up to $5 million of our common stock. During the nine months ended June 30, 2010, we issued 2,368,406 shares of common stock to First Equity and received $700,000 in net proceeds under the Stock Purchase Agreement.

In June 2010, we entered into two Stock Purchase and Subscription Agreements (the “Agreements”) with Amber under which we issued 2,986,667 shares of our common stock for net proceeds of $112,000. The funds were initially received as advances without a formal agreement and were included in accrued expenses and other liabilities on the condensed consolidated balance sheet as of March 31, 2010 as reported in our Form 10Q filed May 24, 2010.

In January 2010, we entered into a Reserve Equity Financing Agreement with AGS Capital Group LLC (“AGS Capital”) under which AGS Capital agreed to purchase, pursuant to tranche notices, up to $5 million of our common stock under certain conditions, including that a registration statement be effective for such shares after the first 1,015,000 shares of our common stock are purchased by AGS Capital. During the nine months ended June 30, 2010, we received net proceeds of $106,000 from AGS Capital for the issuance of common stock. In May 2010, we entered into an amended agreement with AGS Capital whereby we agreed to issue an additional 1,545,000 unregistered shares of which 1,500,000 are to be used as credit towards shares for advance notices.

Summary

We are dependent on existing cash resources and external sources of financing to meet our working capital needs. The current cash balance, which includes proceeds from our bridge funding, is estimated to support our budgeted and anticipated working capital requirements through approximately September 15, 2010. To satisfy our working capital requirements from that point forward, we are currently seeking financing from the sale of debt or equity instruments to current investors and potential strategic investors. There is no assurance that we will be successful in raising this capital on a timely basis, if at all. The failure to obtain the necessary working capital would have a material adverse effect on the development program and business prospects and, depending upon the shortfall, we may have to curtail or cease our operations.

To attain profitable operations and generate cash flow, management’s plan is to execute its strategy of:
(i)	completing production prototypes for EKO vehicles, Hobie Cat and other customers, and qualifying the product for high volume market acceptance, and
(ii)	Developing and deploying RAPS systems, and other energy generation and storage solutions.

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

Comparison of Three and Nine months Ended June 30, 2010 to the Three and Nine months Ended June 30, 2009

Percentage comparisons have been omitted where they are not considered meaningful.

NEAH POWER SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended June		$	%	For the nine months ended June		$	%
	2010	2009	Change	Change	2010	2009	Change	Change
Contract Revenues	$—	$161,349	(161,349)		$—	$1,106,976	(1,106,976)
Operating expenses
Research and development expense	158,052	194,342	(36,290)	-19%	531,754	1,118,874	(587,120)	-52%
General and administrative expense	827,572	176,979	650,593	368%	3,823,571	743,648	3,079,923
Total operating expenses	985,624	371,321	614,303	165%	4,355,325	1,862,522	2,492,803
Loss from operations	(985,624)	(209,972)	(775,652)	369%	(4,355,325)	(755,546)	(3,599,779)
Other expense
Financing costs	(2,117)	(148,626)	146,509	-99%	(127,189)	(199,792)	72,603	-36%
Interest expense	(69,869)	(376,792)	306,923	-81%	(684,033)	(1,148,878)	464,845	-40%
Loss on extinguishment of debt	(116,053)	—	(116,053)		(116,053)	—	(116,053)
Net Loss	$(1,173,663)	$(735,390)	(438,273)	60%	$(5,282,600)	$(2,104,216)	(3,178,384)

Revenue.  There were no revenues in the three and nine months ended June 30, 2010 due to the winding up of activity under our September 2008 ONR contract in fiscal 2009.

Research and Development. Research and development expenses (“R&D”) consist primarily of salaries and other personnel-related expenses, consulting and other outside services, laboratory supplies, facilities costs and other costs. We expense all R&D costs as incurred. R&D expense for the three and nine months ended 2010 decreased as compared to the same periods in 2009, due to the following:

•
R&D salaries expense decreased by $38,000 to $53,000 from $91,000 recorded in the prior year’s three month period and decreased by $462,000, to $255,000 from $717,000 recorded in the prior year’s nine month period due to the streamlining of operations and reductions in head count.

•
R&D project and laboratory expenses, including direct expenditures relating to the ONR contract, decreased by $23,000, to $7,000 from $30,000 recorded in the prior year’s three month comparable period and decreased by $165,000, to $37,000 from $202,000 recorded in the prior year’s nine month comparable period.

•
There was $29,000 in stock-based compensation expense incurred in the three and nine months ended June 30, 2010 compared with $1,000 and $3,000 in stock based compensation expense incurred in the prior year’s comparable periods.

•
Facilities expenses decreased by $4,000, to $63,000 from $67,000 recorded in the prior year’s three month comparable period. Facilities expenses increased by $19,000, to $194,000 from $175,000 recorded in the prior year’s nine month comparable period, primarily due to an increase in the cost of leased office space.

General and Administrative. General and administrative expenses (“G&A”) consist primarily of salaries and other personnel related expenses to support our R&D activities, non-cash stock-based compensation for general and administrative personnel and non-employee members of our board of directors, professional fees, such as accounting and legal, corporate insurance and facilities costs. The significant increase in G&A expense in the nine months ended 2010 as compared to the same period 2009 was primarily due to increased public relations, marketing and other administrative expenses. Public relations, marketing and other administrative expenses, increased by $2,295,000 to $2,307,000 in the nine months ended 2010, from $12,000 in the same period in 2009, primarily due to non-cash expenses related to the shares pursuant to advisory services agreements with Summit to indentify, introduce, engage, and compensate investor relations and/or public relations firms on our behalf which we entered into in October 2009 and June of 2010. G&A expenses also increased due to the following:

•
G&A salaries expense for the three months ended June 30, 2010 increased by $49,000, to $103,000 from $54,000 recorded in the prior year’s three month period. G&A salaries expense for the nine months ended June 30, 2010 increased by $41,000, to $337,000 from $296,000 recorded in the prior year’s nine month period. These increases were primarily due to furloughs of staff in 2009.

•
Non-director stock compensation for the three months ended June 30, 2010 increased by $59,000, to $63,000 from $4,000 recorded in the prior year’s three month period. Non-director stock compensation for the nine months ended June 30, 2010 increased by $125,000, to $152,000 from $27,000 recorded in the prior year’s nine month period. These increases were due to stock options issued to management and employees in September of 2009 to encourage retention and to compensate for furloughs and salary reductions. In addition, we recorded 41,000 and $48,000 in warrant compensation in the three and nine months ended June 30, 2010 for warrants issued to Strategic Advisory Board members in the first quarter of 2010, compared with nil in the same periods of 2009. These increases were offset by a decrease in board of directors compensation of $23,000, to nil in the three months ended June 30, 2010 from $23,000 in the same period of 2009 and by a decrease in board of directors compensation of $134,000, to $33,000 in the nine months ended June 30, 2010 from $167,000 in the same period of 2009.

•
Professional services expenses for the three months ended June 30, 2010 decreased by $16,000, to $62,000 from $78,000 recorded in the same period of 2009 primarily due to the decrease in legal expenditures. Professional services expenses for the nine months ended June 30, 2010 increased by $321,000, to $512,000 from $191,000 recorded in the same period of 2009. This increase was primarily due to equity based compensation for consultants and increased accounting services expenditures.

•
Amortization of identifiable intangibles assets expense for the three and nine months ended June 30, 2010 was $179,000 and $357,000, respectively, compared with nil for the same periods in 2009. The increase in intangibles amortization expenses pertained to intangible assets that arose due to the acquisition of SolCool in January 2010.

Financing costs. We incurred financing costs and fees related to our outstanding loans. Financing costs decreased for the three months ended June 30, 2010 $147,000 to $2,000 from $149,000 in the prior year’s period and decreased for the nine months ended June 30, 2010 $73,000 to $127,000 from $200,000 in the prior year’s period. The decreases in financing costs were primarily due to the higher non-interest expenses and fees associated with the Agile loans in 2009.

Interest expense. We incurred interest expense on our outstanding loans. Interest expense decreased for the three months ended June 30, 2010 $307,000 to $70,000 from $377,000 in the prior year’s period. This decrease was primarily from reduced interest on loan balances to Agile and Capitoline . Interest expense decreased for the nine months ended June 30, 2010 $465,000 to $684,000 from $1,149,000 in the prior year’s period. This decrease in the nine months ended June 30, 2009 was primarily due to the $567,000 of forbearance fees pertaining to the CAMHZN loan charged to interest expense in 2009 and reduced interest on Agile and Capitoline notes in the quarter ended June 30, 2010. These reductions were partially offset by increased interest from increased loan balances on Agile and Capitoline note balances in the earlier 2010 periods and the accrual of interest with loan default interest rates in 2010.

Loss on extinguishment of debt. We incurred a $116,053 loss on extinguishment of debt due to the settlement a note payable by the issuance of our commons shares at a discount.

Off-Balance Sheet Arrangements

As of June 30, 2010, we did not have any off-balance sheet arrangements.

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

(b) Internal Control Over Financial Reporting. There have been no changes in our internal controls over financial reporting or in other factors during the fiscal quarter ended June 30, 2010, that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following sets forth certain information for all securities we sold during the three months ended June 30, 2010 without registration under the Securities Act of 1933, as amended, other than those sales previously reported in a Current Report on Form 8-K, a Quarterly Report on Form 10-Q, or an Annual Report on Form 10K :

In May 2010, we issued 73,529 shares of our common stock at $0.17 per share in payment of services.

In June of 2010, we sold 2,368,406 shares of our common stock to First Equity Trust, Inc. at $0.298 per share. In June, we also sold 2,986,667 shares of our common stock to Amber Capital Corporation at $0.037 per share.

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

NEAH POWER SYSTEMS, INC.

Dated: August 23, 2010	By:	/s/ GERARD C. D’COUTO
Gerard C. D’Couto
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 23, 2010	By:	/s/ STEPHEN M. WILSON
Stephen Wilson
Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

No.	Description
10.1	Amendment No. 1 to Reserve Equity Financing Agreement between AGS Capital Group, LLC and Neah Power Systems
10.2	Exchange Agreement dated June 17, 2010 between Daisy Rodriguez and Neah Power Systems
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002