Form 10-K
period 2010-09-30
NEAH POWER SYSTEMS, INC.
filed 2011-01-13
CIK 1162816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  to
Commission File Number: 000-49962

NEAH POWER SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Nevada	88-0418806
(State or other jurisdiction of incorporation or organization	(IRS Employer Identification No.)

22118 20th Ave SE, Suite 142, Bothell Washington	98021
(Address of principal executive offices)	(Zip Code)

(425) 424-3324
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, Par $0.001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐         No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐         No ☒

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

Large Accelerated Filer ☐ Non-Accelerated Filer ☐	Accelerated Filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates was approximately $5.7 million as of March 31, 2010 based upon the closing price of common stock on March 31, 2010.

As of January 05, 2011, there were 74,982,031 million shares of the Registrant’s $0.001 par value common stock outstanding.

NEAH POWER SYSTEMS, INC.

EXPLANATORY NOTE

As used herein, (a) the terms “Neah,” “Neah Power,” “Neah Power Systems,” “Company,” “we,” “our” and like references mean and include both Neah Power Systems, Inc., a Nevada corporation (formerly, Growth Mergers, Inc.), and our wholly-owned subsidiary, Neah Power Systems, Inc., a Washington corporation, on a combined basis, and (b) the term, “Neah Power Washington” refers only to the Washington corporation. Except as otherwise expressly indicated, all references to shares of capital stock, notes, warrants, options and other outstanding securities mean securities only of the Nevada corporation.

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

These statements reflect our current view with respect to future events and are inherently subject to risks and uncertainties, many of which we cannot predict with accuracy and some of which we might not even anticipate. Although the we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions at the time made, we can give no assurance that such expectations will be achieved. Future events and actual results, financial and otherwise, may differ materially from those expressed in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements. We have no duty to update or revise any forward-looking statements after the date of this Annual Report on Form 10-K and the documents incorporated herein by reference or to conform them to actual results, new information, future events or otherwise.

The following factors, among others, could cause our or the industry’s future results to differ materially from historical results or those anticipated:

•	our future capital needs and the ability to obtain financing;

•	our ability to obtain governmental approvals, including product and patent approvals;

•	the success or failure of our research and development programs, marketing, and sales efforts;

•	the acceptance and success of our fuel cell products;

•	our ability to develop and commercialize products before our competitors; and

•	our limited operating history, and current debt and working capital conditions

These factors are the important factors of which we are currently aware that could cause actual results, performance or achievements to differ materially from those expressed in any of the forward looking statements. We operate in a continually changing business environment and new risk factors emerge from time to time. Other unknown or unpredictable factors could have material adverse effects on our future results, performance or achievements. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report may not occur.

PART I

ITEM 1.           BUSINESS.

Overview

We are engaged in the development and sale of renewable energy solutions. We have developed what we believe is a breakthrough, disruptive, direct methanol micro fuel cell which can serve as a replacement for batteries in a variety of products. Our fuel cells are designed to replace existing rechargeable battery technology in mobile electronic devices and small-scale transportation vehicles. Our long-lasting, efficient and safe power solutions for these devices, such as notebook PCs, military radios, and other power-hungry computer, entertainment and communications products, use our patented, silicon-based design. This fuel cell design creates higher power densities and enables lighter-weight, smaller form-factors, and will potentially create more cost effective, manufacturing and potentially lower product costs.

Based on the research and state of our technology, we believe our fuel cell will outperform lithium ion batteries and other batteries in terms of run time, recharge time, portability, and other measures of performance. We anticipate that our fuel cell solution will be particularly beneficial in applications requiring the use of more than one battery because the user will only need to use a single fuel cell with a supply of smaller fuel cartridges, which will result in reduced overall size and weight. Based on our ten issued patents and 2 additional U.S. patent filings, we believe our technology is proprietary and can be protected.

We have won awards for our technology over the years, the most recent recognition being the Best of What’s NewTM 2010 award from the distinguished publication Popular ScienceTM.

In 2010 we continued to advance the development and maturity of our systems. This included the completion of the fuel cell prototype and the subsequent completion of a system not requiring the availability of oxygen from the environment (“anaerobic” or “closed loop system”). We also demonstrated an air-breathing (“aerobic”) system. We believe that these technologies provide the foundation for products to be produced for sale over the next fiscal year.

We have announced customer relationships with EKO Vehicles of Bangalore (“EKO”), Hobie Cat Company (“Hobie Cat”), the Electric Car Company (“ECC”), and a United States based large defense supplier. Partnering with these companies, we anticipate that we will develop early production devices for evaluation by original equipment manufacturers (“OEM”) for the eventual deployment of our fuel cell products during 2011. We anticipate that we will ultimately sell or license our products for resale by distributors and OEM customers.

We also intend to design and distribute the fuel cartridges that these fuel cells require for refueling. We anticipate that we will generate future revenues from the sale and licensing of both fuel cartridges and the completed fuel cells. Our business plan contemplates that we will subcontract to third parties substantially all of the production and assembly of the fuel cells and fuel cartridges.

The delay in our ability to acquire capital has led to postponement in the deployment of our business strategy. We intend to produce and deliver products in conjunction with the receipt of required financing.

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

The purpose of the merger was to enable Neah Power Washington, as Growth Mergers, Inc.’s subsidiary, to access the capital markets via a public company. Our common stock currently trades on the OTC Bulletin Board under the symbol “NPWZ.” We intend to pursue a qualification on the NYSE Amex when we become eligible according to NYSE Amex’s listing standards; however, there is no assurance that we will qualify for quotation on NYSE Amex or a national securities association or exchange.

SolCool One, LLC

We acquired SolCool One, LLC (" SolCool), a supplier of direct current solar air-conditioning systems for off-the-grid applications, and took effective control on January 13, 2010. We issued 476,187 shares of our common stock to the members of SolCool as consideration for the acquisition of all the membership units of SolCool. On August 23, 2010, we agreed to unwind the transaction by cancelling all shares of our common stock issued to SolCool’s members and returning the stock certificates representing the membership units of SolCool to SolCool’s members. We are currently in the process of exchanging the stock certificates. As of September 30, 2010, we had received approximately 50% of the shares of our common stock that we had issued to the members of SolCool.

Research and Development

We conduct our research and development, marketing and sales activities at our headquarters in Bothell, Washington. Contingent upon the receipt of adequate financing, we plan to continue investing in research and development, marketing, and sales. We anticipate that these efforts, and resulting costs, will increase in 2011 compared to prior years due to increased product development related to specific customer products and to additional improvements to our technology.

The Company’s Unique Patented Technology

Rather than joining numerous other companies attempting to create Proton Exchange Membrane (“PEM”)-based direct methanol fuel cells (“DMFCs”), we felt an entirely new design approach was necessary to achieve the power density, manufacturability, cost and reliability, and the unique ability to operate in anaerobic (non air-breathing) environments required by portable electronic devices and transportation applications. Our unique fuel cell design utilizes a patented porous silicon electrode structure and circulating liquid streams of fuel, oxidant and electrolyte that produce the chemical reactions needed to generate power. We believe that our use of porous silicon and liquid oxidant is unique in the fuel cell industry. In final form, our products can be packaged in plastic casings to create self-contained systems that retain the excess water produced during operation and prevent contamination to the cathode as occurs in traditional PEM-based DMFCs. Furthermore, since our design is based largely on standard silicon wafer processing, we believe that it should have significant manufacturing advantages over traditional fuel cells. Compared to competing DMFC technologies that use carbon-based electrodes and solid PEM’s, we believe that our fuel cell’s silicon-based approach will deliver higher power output, lower cost for the equivalent size of fuel cell, a cost efficient manufacturing model that is used by the semiconductor industry, and aerobic and anaerobic operations. In addition, our fuel cell contains all chemical reactants within the fuel cell and/or cartridge. We believe these attributes will give Neah distinct competitive advantages.

Porous Silicon Electrodes

Our electrode architecture uses conductive porous silicon as the catalyst support structure rather than carbon typically used in fuel cells. We use silicon wafers that are commonly used in the semiconductor industry. As part of our patented technology, the wafers are patterned with millions of micron sized pores, which significantly increase the available active surface area of the silicon. A conductive film is then applied to the surface of the pore walls followed by a catalyst coating over the conductive film. The process can be used to produce either anode or cathode electrodes depending on the type of catalyst used. The final result is a porous electrode that enables a larger reactive surface area to generate more power per unit area.

While our focus has been on the closed loop non–air (“anaerobic”) systems in 2009 and 2010 we also demonstrated an aerobic system which could be used where the quality of the air is high and predictable. This would reduce the complexity of the system, as well as increase the energy density of the system.

Comparison Between Porous Silicon Fuel Cells and PEM-Based Designs

We believe that the principal advantages of our approach over PEM-based designs include:

•
Our use of porous silicon electrodes and the liquid electrolyte eliminate a range of possible failure modes that have hampered introduction of PEM-based systems. These include degradation of the PEM membrane, crossover of methanol fuel and degradation of the cathode catalyst, damage to the cathode catalyst by exposure to airborne contaminants such as sulfur, and flooding or alternatively drying out of the cathode catalyst. We believe that these advantages will allow our fuel cells to operate in a broader range of environmental conditions, in all orientations, with high reliability.

•
The use of silicon technology allows us to make use of existing silicon production infrastructure, with reduced need to create specialized production facilities. We can also use standard silicon technology to optimize the dimension of the pores for high power, while optimizing the thickness to reduce cost and overall dimensions of the fuel cell.

•	The larger reaction area, coupled with the use of oxidizer at the cathode, leads to greater available power density, which reduces the size and cost of the fuel cell system.

•
Our technology allows us to create alternative product designs that do not require interactions with the environment for operation. This allows the use of our fuel cell products for applications like sensor networks that require operation without breathing air or expelling gases.

•	The design of the fuel cell avoids conflicts with numerous patents and is furthermore patented by Neah Power Systems.

•	Water created in the fuel cell reaction is retained in the fuel cartridge and not vented where it can damage the host device.

We believe that the principal disadvantages of our approach consist of the following factors:

•
Our approach requires both the fuel cell and the cartridge to contain acids at corrosive concentrations, but at concentrations lower than those extant in various liquid acid batteries. It is therefore important to ensure that users of the technology are safely separated from these acids.

•	The need to select materials compatible with the chemistry.

As an ongoing effort to increase the competitiveness of our product, we must focus on the following areas. These continuous improvement programs (CIP) would further enhance the performance differentiation of our fuel cell, reduce the cost, and enhance manufacturability and increase lifetime and reliability.

•	Increase the volumetric power density over the power density currently available in our fuel cells - this will enable more compact solutions;

•
Continue development of manufacturing techniques for fuel cell and fuel cartridge assembly, allowing the unit to meet relevant specifications (such as those of the Underwriters’ Laboratories) that are required by many customers;

•	Further develop manufacturing techniques for key components of the fuel cells and locate suitable manufacturing partners or subcontractors;

•	Reduce the gold and platinum precious metal content of the fuel cells from present levels according to a staged program in order to meet and exceed our production cost objectives; and

•	Improve the aerobic solution that will provide higher energy density for aerobic applications, while leveraging other capabilities from our anaerobic system.

Commercialization Strategy

We are focusing our initial strategy on markets requiring anaerobic or low oxygen content environments, such as underwater, transportation, aerospace and military applications. Both EKO, Hobie Cat, and Electric Car Company currently have electric drive consumer products where power capacity is limited by the need for extensive battery re-charging. Implementation of a fuel cell into such electric vehicles could enable continuous operation of these electric drive vehicles by the use of fuels cells with supplies of fuel cartridges. We have also announced a relationship with a large US defense supplier where the we are exploring application for a variety of defense oriented applications. Also, competing PEM-based fuel cells could have significant operational limitations when environments contain diesel fumes or high or low humidity. We expect that the partnerships with these initial customers, and other potential customers, will enable us to validate our product, supply chain and overall product strategy.

Beyond these initial markets, we intend to pursue the military, industrial and consumer markets, since we believe that our product can also provide significant benefits to these business segments.

The Fuel Cell Market

Revenues generated in the fuel cell portable power market is estimated to have been $177 million in 2009 and is expected to reach $1.3 billion per year by 2016, according to market research companies like Frost and Sullivan and from our own research. Of this larger market, the market segment for underwater unmanned applications is estimated to be growing at a 30% cumulative aggregate growth rate. The market for batteries for transportation is expected to be in the $10 billion range by 2015. In all these markets, significant portions of the market can be served either by a fuel cell replacement of, or complement to, the existing battery technology. Fuel cells can be categorized by the market applications they potentially serve and by their power output. We are focused on providing an alternative or a complementary technology to conventional batteries for portable electronic devices that typically operate in the 5-2000+ Watt range. Specifically, we are targeting small scale and two and four wheeler transportation vehicles, military, industrial and consumer markets with potential applications for computer, electronic media as well as products for military and homeland security electronic equipment.

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

Our target market segment has a number of specific requirements and unique challenges. To succeed in this segment, fuel cells must have a high power density (high wattage for their size and weight), be relatively insensitive to the quality of the surrounding air and be cost effective. They must also be safe, easily portable, and long-lasting. The fuel cells must be transportable and operate reliably in a wide range of environmental conditions.

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

Remote Area Power Supplies (“RAPS”) Market

We are pursuing the RAPS market which can provide 1kW to 10+ kW power systems that can operate off-the-grid. These systems would include a renewable, DC-based generation system (solar, wind, etc.), a power modulation system (DC-DC converter, DC-AC inverter) and storage systems. We expect increasing demand based on the current focus on renewable energy, and the need to reduce dependence on a depleting fossil fuels resources. Based our internal marketing estimates and reports published by the marketing research firm of Frost and Sullivan, this market was estimated to be approximately $500 million in 2009 and is expected to grow to $2.5 billion by 2016. In addition, RAPS products could provide backup power for critical infrastructure like cell phone towers, communication infrastructure and other command and control systems in developed and developing countries.

Market for Military Applications

Our R&D efforts to date have demonstrated the potential use of our fuel cells in a variety of military applications. The completion of our prototype and the extended testing have demonstrated that the technology has the potential to provide higher density power at longer durations in a more reliable fashion. In addition, we believe our fuel cells will provide a more environmentally friendly solution compared with rechargeable or non-rechargeable batteries solutions as it relates to manufacturing processes and waste disposal. Our products particularly address anaerobic needs such as underwater, underground, close quarters and high altitude and no atmosphere applications specific to military needs.

We believe that the market for military applications will be a significant portion of the market, as reflected in market research by Frost and Sullivan, as well as our internal marketing estimates. This market includes battery replacement and new fuel cell alternatives for specialized applications such underwater and/or unmanned vehicles. Our product could also provide an effective backup power solution.

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

In July 2009, we signed a Letter of Intent (“LOI”) with EKO, one of India’s larger manufacturers of electric two wheel vehicles, to develop fuel cell battery charging units for integration into their electric scooters, as well as RAPS to act as charging stations for the scooters and off -grid power sources. With sufficient funding, we expect to deliver several beta prototype units in 2011 and, upon successful testing, we expect to sell several hundred additional units.

In July 2009, we signed a technology license agreement with Hobie Cat to explore the use of our proprietary fuel cells to power various recreational water craft products. Additionally, we signed a LOI with Hobie Cat to produce on-board fuel cell battery chargers for their line of electric kayaks. With sufficient funding, we anticipate delivery of several beta prototype systems in 2011, and several hundred systems on successful completion of the beta evaluations.

In April 2010, we signed a letter of intent with a large U.S. defense supplier to provide our innovative fuel cell technology for a variety of defense applications. With sufficient funding, we anticipate delivery of several beta prototype systems in 2011, and additional business on successful completion of the beta evaluations.

In October 2010, we signed a letter of intent with “The Electric Car Company” (“ECC”) to provide a fuel cell for their electric car products. The fuel cell would act as a trickle charger for the batteries, and hence become a range extender and address “range-anxiety” issues that are occur with the increasingly common electric vehicle deployment. With sufficient funding, we anticipate delivery of several beta prototype systems in 2011, and additional business on successful completion of the beta evaluations.

Market for Consumer Mobile Electronics

Recent trends continue to demonstrate a clear need for better and longer-lasting power solutions to close the “power gap,” which is defined as the difference between the power capacity and the power need, thus enhancing mobility and productivity. Based on user demand, mobile electronic companies continue to add features for richer experiences. Notebook PC makers, for example, in recent years have enhanced their products with larger, more vivid color displays, faster processors, larger hard drives, DVD and/or CD drives, as well as multimedia and wireless networking capabilities. Each of these additions requires more power and, taken together, can be a significant drain on a PC’s limited battery capacity. Users are also more dependent on these mobile devices and are using them longer without access to outlet power. Sales of notebook PCs continue to grow faster than those of the overall PC market, and now represent more than half of all PCs sold. The size of the consumer market fuel cells as battery replacements is estimated to be between $6 billion and $8 billion per year, as reflected in market research by Frost and Sullivan and our internal marketing estimates. Moreover, with the growth and widespread availability of high-speed wireless connections (Wi-Fi) in corporate offices and public locations, “persistent” computing - constant connectivity to the Internet, e-mail and corporate files - is becoming commonplace, creating additional demand for longer-lasting power.

While this is a large, and growing, market, we believe that our fuel cells, when fully developed, will be capable of bridging the mobile electronics “power gap.” We expect to offer products that produce more power and last longer than battery or other power solutions can offer.

Proprietary Rights and Intellectual Property

We rely primarily on patents and contractual obligations with employees and third parties to protect our proprietary rights. We continue to seek appropriate patent protection for our proprietary technologies by filing patent applications in the U.S. and in certain foreign countries. As of December 31, 2010, we owned or controlled ten issued or allowed U.S. patents and two pending U.S. patent applications, including provisional patent applications.

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

Employees

As of September 30, 2010, we had four employees, including two executive officers, one administrative and one technical employee. We have previously reported that we had furloughed most of our employees. We intend to rehire personnel and hire additional staff after raising sufficient funds. We also expect to continue to using outside business development consultants, whose compensation will be based on revenue opportunities they create.

Competition

The development and marketing of fuel cells and fuel cell systems is extremely competitive. In many cases, we may compete directly with alternative energy, fuel cell, and entrenched power-generation and power-storage technologies. In addition, a number of firms throughout the world have established fuel cell development programs, albeit most of them PEM-based. Competitors range from development stage companies to major domestic and international companies, many of which have:

•	substantially greater financial, technical, marketing and human resource capabilities;

•	established relationships with original equipment manufacturers;

•	name-brand recognition; and

•	established positions in the markets that we have targeted for penetration.

These or other companies may succeed in developing and bringing to market products or technologies that are more cost-effective than those we develop or that would render our products and technology obsolete or non-competitive in the marketplace.

Available Information

We are a public reporting company and file annual, quarterly and special reports, and other information with the SEC. You may read and copy these reports at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 or email the SEC at publicinfo@SEC.gov for more information on the operation of the public reference room. Our SEC filings are also available at the SEC’s website at http://www.sec.gov.

ITEM 1A.           RISK FACTORS.

Investors should carefully consider the risks described below before deciding whether to invest in our common stock. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently believe are immaterial may also impair our business operations and financial results. If any of the following risks actually occur, our business, financial condition or results of operations could be adversely affected. In such case, the trading price of our common stock could decline and you could lose all or part of your investment.

Risks Related to Our Business

Our Auditors Have Issued a “Going Concern” Modification In Their Report On Our Consolidated Financial Statements.

Our auditors’ report on our consolidated financial statements as of September 30, 2009 and September 30, 2010 indicates that there is substantial doubt about our ability to continue as a going concern based upon our balance sheet, cash flows and liquidity position. We cannot assure you that we will be able to obtain sufficient funds from our operating or financing activities to support our continued operations. If we cannot continue as a going concern, we may need to substantially revise our business plan or cease operations, which may reduce or negate the value of your investment.

We Will Need To Raise Significant Additional Capital To Continue Our Business Operations.

Our current monthly cash operating expenses are approximately $85,000. In the event we are unable to obtain, on a timely basis, the additional financing required to meet our cash needs, we will have to reduce or curtail operations which would materially and adversely affect our development efforts. Even if such financing is obtained, it may not be on commercially acceptable terms or may otherwise substantially dilute the equity interests of current stockholders in our company.

We Have A History Of Losses Since Our Inception, We Expect Future Losses And We May Never Achieve Or Sustain Profitability.

We have incurred net losses each year since our inception and had accumulated losses of approximately $53.5 million through September 30, 2010. We expect to continue to incur net losses at least through our fiscal year 2011 and these losses may be substantial. To implement our business strategy, we will continue to incur considerable research and development expenses and capital expenditures. Accordingly, if we are unable to generate substantial revenues and positive cash flows we will not achieve profitability.

We Are Delinquent On Our Rent Payments To Our Landlord And Are Subject To A Default Judgment In Favor Of Our Landlord.

On December 4, 2009, our landlord for the space we use as our principal offices and research plant in Bothell, Washington filed a lawsuit against us for unpaid rent in the amount of $76,069 in the Superior Court of the State of Washington, County of King. Our landlord was granted a default judgment in December 2009 in the amount of $81,106.11. In January 2010, in connection with the default judgment, we received a notice of eviction from our landlord because of the unpaid rent. Since the eviction notice, we have paid $134,000 against our unpaid balance and the landlord has extended the date for eviction. We currently owe approximately $174,000 as of the date of this report.

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

We Have Had No Commercial Product Sales. We May Not Be Able To Manufacture Or Commercialize Our Products In A Cost-Effective Manner.

We have demonstrated prototypes which we expect to develop into commercial products. However, our activities have been limited to these prototype models and we may not be able to produce our products in a cost-effective manner.

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

Fuel cell products for defense, transportation, portable and mobile applications represent an emerging market and we do not know whether our targeted distributors, resellers or end-users will purchase our products. The development of a mass market for our portable and mobile products may be impacted by many factors, some of which are beyond our control, including:

•	cost competitiveness of portable and mobile products;

•	consumer reluctance to try our products;

•	consumer perception of our systems’ safety; and

•	emergence of newer, more competitive technologies and products.

Certain Corrosive Acids Used In Our Fuel Cells May Limit Their Acceptance.

The electrolyte and oxidant components of our fuel cells include a sulfuric and nitric acid base. Although we intend to manufacture our containers in a manner that we believe will virtually eliminate the risk of leakage, there can be no assurance that manufacturing or design defects will not cause leaking of these corrosive and toxic acids whose concentrations are comparable to levels in “wet” batteries. In addition, the very existence of this element of our products may cause OEM and other potential volume purchasers to be reluctant to replace existing PEM and other technologies with our fuel cell systems. In addition, we may be required to place warning labels on any consumer products we distribute.

Consumers May Not Choose To Adopt The Notion Of Purchasing Cartridges.

Even if we achieve the acceptance of our fuel cells by OEMs, consumers might buy substantially fewer cartridges than we anticipate. Since no portable fuel cell product has yet been successful in the market, consumer behavior and acceptance is unknown.

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

We Do Not Have The Manufacturing Experience To Handle Large Commercial Requirements.

We may not be able to develop manufacturing technologies and processes or outsource adequate manufacturing capacity to the point where we are capable of satisfying large commercial orders, including the demand for both military and commercial fuel cell systems. The manufacturing partners we have identified may not be able to meet our cost as well as our volume requirements.

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

The Fuels On Which Our Fuel Cell Products Rely May Not Be Readily Available On A Cost-Effective Basis.

Our fuel cell products require methanol and oxygen to operate. While ambient air supplies the necessary oxygen for aerobic applications, and a nitric oxidant provides the oxygen for anaerobic applications, we obtain methanol from suppliers. Even if methanol is available to us, if our price is such that power produced by our systems would cost more than alternatives, potential users would have less of an economic incentive to purchase our units.

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

Any Accidents Involving The Flammable Fuels Used With Our Products Could Impair Their Market Acceptance.

Our fuel cells use methanol. While our fuel cells do not use these fuels in a combustion process, the methanol itself is flammable. Because our products have not yet gained widespread market acceptance, any accidents involving our systems or other fuel cell-based products could materially impede demand for our products. In addition, we may be held responsible for damages. We do not currently have any property or liability insurance to cover such damages.

We Could Be Liable For Environmental Damages Resulting From Our Research, Development And Manufacturing Operations.

Our business exposes us to the risk of harmful substances escaping into the environment, resulting in personal injury or loss of life, damage to or destruction of property, and natural resource damage. Our business is subject to numerous federal, state and local laws, regulations and policies that govern environmental protection. These laws and regulations have changed frequently in the past and it is reasonable to expect additional changes in the future. Our operations may not comply with future laws and regulations and we may be required to make significant unanticipated capital and operating expenditures. If we fail to comply with applicable environmental laws and regulations, governmental authorities may seek to impose fines and penalties on us or to revoke or deny the issuance or renewal of operating permits and private parties may seek damages from us. Under those circumstances, we might be required to curtail or cease operations, conduct site remediation or other corrective action, or pay substantial damage claims. We are not currently insured against such risks.

Our Success Depends On Attracting And Retaining Key Personnel.

The successful development, marketing and manufacturing of our products will depend upon the skills and efforts of a small group of management and technical personnel. The loss of any of our key personnel could adversely impact our ability to execute our business plan. Furthermore, recruiting and retaining qualified executive, technical, marketing, manufacturing and support personnel in our emerging industry in the future will be critical to our success and there can be no assurance that we will be able to do so. We do not maintain “key-man” life insurance policies on any of our key personnel. As we grow, we may need to recruit other key personnel and our ability to recruit such key personnel may be limited

We May Become Subject To Risks Inherent In International Operations Including Currency Exchange Rate Fluctuations And Tariff Regulations.

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

Our Quarterly Operating Results Are Likely To Be Volatile In The Future.

Our quarterly operating results are likely to vary significantly in the future. Fluctuations in our quarterly financial performance may result from, for example:

•	unevenness in demand and orders for our products;

•	significant short-term capital expenses as we develop our manufacturing processes;

•	a shortage of the raw materials used in the production of our fuel cell systems; and

•	difficulties with outsourced manufacturing operations.

Because of these anticipated fluctuations, our sales and operating results in any fiscal quarter are likely to be inconsistent, may not be indicative of our future performance and may be difficult for investors to properly evaluate.

Risks Related to Our Common Stock

We Have A Substantial Number Of Shares Outstanding And We Have Issued Convertible Securities Convertible Into A Number of Shares That Would Exceed Our Authorized Common Stock.

We currently have outstanding 74,982,031 shares of common stock. We also have outstanding (i) options to purchase an aggregate of 11,770,185 shares of common stock at exercise prices ranging between $0.029 and $6.67 per share (of which 11,160,735 where exercise is contingent upon an increase to our authorized common stock) (ii) warrants to purchase 974,474 shares of common stock at exercise prices ranging from $0.001 to $1.00 per share, (iii) convertible debentures convertible into 54,488 shares of common stock, and (iv) approximately 3,897,694 million shares pledged as security under various loan agreements (which pledged shares are excluded in the total number of outstanding shares set forth above). Our articles of incorporation currently authorize 80 million shares of common stock. We do not currently have sufficient authorized common stock to issue shares upon conversion of all of our convertible securities. We can give no assurance that we will be able to obtain stockholder approval to increase our authorized common stock or that we will be able to engage in financing transactions sufficient to support our operations given the limitation on the number of shares of common stock we are able to issue

We Could Issue A Significant Amount Of Common Stock Or A Series Of Preferred Stock That Might Adversely Affect Our Existing Common Stockholders.

Our articles of incorporation authorize the issuance of 80,000,000 shares of common stock and 5,000,000 shares of “blank check” preferred stock, with designations, rights and preferences that may be determined from time to time by our board of directors, which may be superior to those attached to the common stock. Issuance of additional common stock or preferred stock could result in substantial dilution to our existing stockholders. In the event of a preferred stock issuance, the preferred stock could be used, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of our company.

We Recently Filed A Certificate Of Correction With The Nevada Secretary of State Correcting The Implementation Of Our August 2009 Increase In Authorized Common Stock From 20 Million Shares To 80 Million Shares And 6 For 1 Forward Stock Split.

We implemented our August 2009 authorized share increase from 20 million shares to 80 million shares and 6 for 1 forward stock split by, first, filing a certificate of amendment to the our articles of incorporation on August 3, 2009 to increase our authorized common stock and, then, effecting a forward split of 6 shares of common stock for every one share of common stock outstanding on August 14, 2009. We determined that the we incorrectly filed a certificate of amendment pursuant to Nevada Revised Statutes § 78.390 instead of a certificate of change pursuant to Nevada Revised Statutes § 78.209. The certificate of change is the correct Nevada form for increasing authorized capital and effecting a corresponding stock split without stockholder approval. The certificate of correction that we filed with the Nevada Secretary of State corrects the implementation of the increase in authorized common stock and the forward stock split by (i) voiding the certificate of amendment that we filed on August 3, 2009 and (ii) replacing the certificate of amendment with a certificate of change. The certificate of change effects (i) as of August 3, 2009 an increase in our authorized common stock from 20 million shares to 80 million shares and (ii) as of August 14, 2009 a forward split of 4 shares of common stock for every one share of common stock outstanding. In addition, our board of directors also adopted resolutions to clarify that our board declared a share dividend of .5 shares of common stock for every one share of common stock outstanding which was effective immediately following the 4 for 1 forward split on August 14, 2009. Taken together, the 4 for 1 forward split and .5 for 1 share dividend resulted in the equivalent of a 6 for 1 forward stock split. We cannot provide assurance that the method of correcting the error in the implementation of our increase in authorized common stock and forward stock split will not be subject to challenge or that such challenge would not be successful.

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

In addition, stock markets, particularly the OTC Bulletin Board where our stock is currently traded, have experienced extreme price and volume fluctuations, and the market prices of securities of technology companies have been highly volatile. These fluctuations are often unrelated to operating performance and may adversely affect the market price of our common stock. As a result, investors may not be able to resell their shares on a timely basis if at all, and may lose their some or all of their investment.

Because We Do Not Intend To Pay Any Dividends, Stockholders Must Rely On Stock Appreciation For Any Return On Their Investment In Our Common Stock.

We have not paid any dividends on our common stock and we do not intend to declare and pay any dividends on our common stock. Earnings, if any, are expected to be retained by us to finance and expand our business.

Our Common Stock Is Subject To Penny Stock Rules.

Our common stock is subject to Rule 15g-1 through 15g-9 under the Exchange Act, which imposes certain sales practice requirements on broker-dealers who sell our common stock to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000 (or $300,000 together with their spouse)). For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to the sale. This rule adversely affects the ability of broker-dealers to sell our common stock and purchasers of our common stock to sell their shares of such common stock. Additionally, our common stock is subject to the SEC regulations for “penny stock.” Penny stock includes any non-NASDAQ equity security that has a market price of less than $5.00 per share, subject to certain exceptions. The regulations require that prior to any non-exempt buy/sell transaction in a penny stock, a disclosure schedule set forth by the SEC relating to the penny stock market must be delivered to the purchaser of such penny stock. This disclosure must include the amount of commissions payable to both the broker-dealer and the registered representative and current price quotations for the common stock. The regulations also require that monthly statements be sent to holders of penny stock which disclose recent price information for the penny stock and information of the limited market for penny stocks. These requirements adversely affect the market liquidity of our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

Our corporate offices and laboratory facilities are located at 22118 20th Ave SE, Suite 142, Bothell Washington, where we lease approximately 5,700 square feet of office space and 5,300 square feet of laboratory space. We currently lease on a month-to-month basis, and intend to negotiate with the landlord for a lease extension. The average monthly rental payment including utilities and operating expenses for the facility is approximately $19,000 per month. We believe that the leased facility is in good condition and adequate to meet our current and anticipated requirements.

ITEM 3.	LEGAL PROCEEDINGS.

From time to time, we become subject to legal proceedings and claims, both asserted and unasserted, that arise in the ordinary course of business. Litigation in general, and securities litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of legal proceedings are difficult to predict. An unfavorable resolution of one or more of these lawsuits would materially adversely affect our business, results of operations, or financial condition. The need to defend any such claims could require payments of legal fees and our limited financial resources could severely impact our ability to defend any such claims.

On September 11, 2009, a consultant of the Company filed a lawsuit in the Superior Court of California, County of Santa Clara, styled Novellus Systems, Inc. v. Neah Power Systems, Inc. alleging breach of contract due to unpaid vendor bills. The consultant obtained a default judgment in December 2009 in the amount of $62,524. The judgment remains unpaid.

On December 4, 2009, our landlord filed a lawsuit against us for unpaid rent in the amount of $76,069 in the case styled Teachers Insurance & Annuity v. Neah Power Systems, Inc. in the Superior Court of the State of Washington, County of King (Case No. 09-2112914). Our landlord was granted a default judgment in December 2009 in the amount of $81,106.11. Pursuant to that judgment, in January 2010 we received a notice of eviction from our landlord because of the unpaid rent. Since the notice, we have paid $134,000 against that balance the landlord has extended the date for eviction. We owe approximately $174,000 of rent to the landlord as of the date of this report. We hope to avoid eviction by negotiating a payment plan acceptable to the landlord.

On January 20, 2010, our former Chief Executive Officer, Paul Abramowitz, initiated a lawsuit against us in the Superior Court for the State of Washington styled Abramowitz v. Neah Power Systems, et al. (Case No. 10-2-3688-1 SEA) in which Mr. Abramowitz has sued for breach of his employment contract in the amount of $275,000, plus interest, and willful failure to pay wages for which he seeks double damages or twice the amount of the wages allegedly withheld. Other persons presently affiliated with the Company or affiliated with the Company in the past, including Gerard C. D’Couto, Stephen Wilson, Jon M. Garfield, Ed Cabrera, Michael Selsman, Paul Sidlo, James Smith and Robert J. McGovern, were also named as defendants in the Abramowitz lawsuit. In connection with the Abramowitz lawsuit, our former director, James Smith, has filed a cross-complaint against the Company, the other defendants in the Abramowitz lawsuit, Michael Solomon, Leroy Olsen and Buzz Aldrin for breach of contract and unpaid wages related to Mr. Smith’s past service on our board of directors. We are contesting both lawsuits.

On March 3, 2010, a complaint was filed by the Chapter 7 Trustee of the law firm Dreier Stein Kahan Browne Woods George LLP in the Superior Court of California, Los Angeles Central District (Case No. BC432899) alleging breach of contract for past legal services and seeking $66,000. Dreier Stein obtained a default judgment in November 2009 in the amount of approximately $63,000 which includes the unpaid legal fee amounts plus interest. The judgment remains unpaid.

In August 2010, Protingent Staffing, Inc. filed a lawsuit in the South District Court, County of Snohomish, State of Washington styled Protingent Staffing, Inc. v. Neah Power Systems, Inc. (Case No. 10-2-09637) alleging breach of contract due to unpaid vendor bills and seeking $35,382. Protingent obtained a default judgment on November 22, 2010 in the amount of $42,604 which includes the unpaid vendor bill amounts plus interests. The judgment remains unpaid.

ITEM 4.	(REMOVED AND RESERVED.)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock trades on the Over-the-Counter Bulletin Board under the symbol “NPWZ.” The OTC Bulletin Board is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter equity securities. The OTC Bulletin Board securities are traded by a community of market makers that enter quotes and trade reports.

Set forth below are the range of high and low bid quotations for the periods indicated as reported by the OTC Bulletin Boards. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

	High	Low
Fiscal Year Ended September 30, 2009:
First Quarter (October 1, 2008 – December 31, 2008)	$0.33	$0.08
Second Quarter (January 1, 2009 – March 31, 2009)	0.27	0.12
Third Quarter (April 1, 2009 – June 30, 2009)	8.93	0.12
Fourth Quarter (July 1, 2009 –September 30, 2009)	5.27	0.93

Fiscal Year Ended September 30, 2010:
First Quarter (October 1, 2009 – December 31, 2009)	$1.30	$0.59
Second Quarter (January 1, 2010 – March 31, 2010)	0.79	0.18
Third Quarter (April 1, 2010 – June 30, 2010)	0.29	0.04
Fourth Quarter (July 1, 2010 –September 30, 2010)	0.12	0.05

On July 27, 2009, we effected a 200:1 reverse stock split of all issued and outstanding shares of our common stock. On August 14, 2009, we effected a 4:1 forward split and a .5 for 1 share dividend of all issued and outstanding shares of our common stock resulting in the equivalent of a 6 for 1 forward stock split. This schedule reflects those changes to the historical prices.

The last sale price of our common stock on December 31, 2010, was $0.016.

Holders

As of January 5, 2011, there were approximately 350 holders of record of our common stock. This number does not include beneficial owners of common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

Dividends

We have not paid any cash dividends to date and do not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of our business.

Unregistered Sales of Equity Securities

The information below lists all of the securities we sold during the fiscal year that ended September 30, 2010 other than those sales previously reported in a Current Report on Form 8-K or a Quarterly Report on Form 10-Q which were not registered under the Securities Act of 1933, as amended, including all sales of reacquired securities, as well as new issues, securities issued in exchange for property, services, or other securities, and new securities resulting from the modification of outstanding securities. No underwriting discounts or commissions were incurred in connection with any of the following transactions. Each of the transactions was conducted as a private placement, without the use of any general solicitation, and was exempt from registration under Section 4(2) of the Securities Act of 1933.

In July 2010, we issued 240,000 of our common shares to CAMHZN Master LDC at a net share price of $0.075 per share and valued at $18,000 in payment to relieve a default notice issued on outstanding loans.

In August 2010, pursuant to an amended financing agreement with AGS Capital Group LLC, we issued 2,010,000 shares of our common stock at a net share price of $0.064 per share and net proceeds of $131,461.48.

Description of Equity Incentive Compensation Plans

We have two equity compensation plans, including our (i) Long Term Incentive Compensation Plan and (ii) Employee Stock Purchase Plan.

In March 2006, we adopted our Long Term Incentive Compensation Plan (“the Plan”). In August 2008, our board of directors amended the Plan to increase the authorized shares issuable under the Plan to 6,000,000, which amendment our stockholders approved. In October of 2010, our board of directors amended the plan to increase the authorized shares issuable under the Plan to 16,000,000. Our stockholders have not yet approved that amendment.

In 2008, our shareholders approved the Employee Stock Purchase Plan, under which the number of shares of common stock that may be sold shall not exceed, in the aggregate, 900,000 shares. No shares have been purchased under this plan.

The table below sets forth certain information as of September 30, 2010 regarding the shares of common stock available for grant or granted under our equity incentive plans:

Equity Incentive Compensation Plan Information

	Number of Common shares to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Common Shares Remaining for Future Issuance Under Long-Term Incentive Equity Compensation Plan (Excluding Outstanding Options)
Equity compensation plans approved by stockholders	3,936,760	$0.12	2,963,240
Equity compensation plans not approved by stockholders	—		10,000,000
Total	3,936,760	$0.12	12,963,240

ITEM 6.	SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

The following management’s discussion and analysis is intended to provide information necessary to understand our audited consolidated financial statements and highlight certain other financial information, which in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition, and results of operations. In particular, the discussion is intended to provide an analysis of significant trends and material changes in our financial condition and operating results during the fiscal year ended September 30, 2010 as compared to the fiscal year ended September 30, 2009. This Item is organized as follows:

•	The section entitled “Background” describes our principal operational activities and summarizes significant trends and developments in our business and in our industry.

•	“Liquidity, Capital Resources and Going Concern” discusses our cash requirements, sources and uses of cash and liquidity, including going concern qualifications.

•
“Comparison of Annual Results of Operations” discusses the primary factors that are likely to contribute to significant variability of our results of operations for the fiscal year ended September 30, 2010 as compared to September 30, 2009.

•	“Critical Accounting Policies and Estimates” discusses our most critical accounting policies and estimates.

•	“Recently Issued Accounting Pronouncements” discusses new accounting standards.

•	“Off-Balance Sheet Arrangements” indicate that we did not have any off-balance sheet arrangements as of September 30, 2010.

Background

We are engaged in the development and sale of renewable energy solutions. Our fuel cells are designed to replace existing rechargeable battery technology in mobile electronic devices and small-scale transportation vehicles. Our long-lasting, efficient and safe power solutions for these devices, such as notebook PCs, military radios, and other power-hungry computer, entertainment and communications products, use our patented, silicon-based design with higher power densities to enable lighter-weight, smaller form-factors, cost effective manufacturing, and potentially lower product costs. Based on our seven issued patents and 4 additional U.S. patent filings, we believe our technology is proprietary and protected. We have won awards for our technology, the most recent recognition being the Best of What’s NewTM 2010 award from the distinguished publication Popular Science.

We have announced customer relationships with EKO Vehicles of Bangalore (“EKO”), Hobie Cat Company (“Hobie Cat”), the Electric Car Company (“ECC”), and a large defense supplier in the United States Government. Partnering with these companies, we anticipate that we will develop early production devices for evaluation by original equipment manufacturers (“OEM”) for the eventual deployment of our fuel cell products during 2011. We anticipate that we will ultimately sell or license our products for resale by distributors and OEM customers.

We also intend to design and distribute the fuel cartridges that these fuel cells require for refueling. We expect to generate future revenues from the sale and licensing of both fuel cartridges and the completed fuel cells. Our current business plan contemplates that we will subcontract to third parties substantially all of the production and assembly.

To attain profitable operations and generate cash flow, management’s plan is to execute our strategy of:

(i)	completing production prototypes for EKO vehicles, Hobie Cat, and other customers, and qualifying the product for high volume market acceptance; and

(ii)	Developing and deploying RAPS systems, and other energy generation and storage solutions.

The delay in our ability to acquire capital has led to postponement in the deployment of our business strategy. We intend to produce and deliver products in conjunction with the receipt of required financing.

SolCool One, LLC

We acquired SolCool One, LLC (" SolCool"), a supplier of direct current solar air-conditioning systems for off-the-grid applications, and took effective control on January 13, 2010. We issued 476,187 shares of our common stock to the members of SolCool as consideration for the acquisition of the membership units of SolCool. On August 23, 2010, we agreed to unwind the transaction by cancelling all shares of our common stock issued to SolCool’s members and returning the stock certificates representing the membership units of SolCool to SolCool’s members.

Liquidity, Going Concern and Capital Resources

We have prepared our consolidated financial statements assuming that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We had approximately $3,000 in cash on hand as of September 30, 2010. We had an accumulated deficit as of September 30, 2010 of $53.5 million and negative working capital of $4.3 million (excess of current liabilities over current assets). Since our inception, we have reported net losses, including losses of approximately $5.2 million and $6.5 million during the years ended September 30, 2010 and 2009, respectively, and we expect losses to continue in the near future as we grow and redeploy our operations. For the year ended September 30, 2010 and 2009, we had cash used by operating activities of $1.2 million and $1.0 million, respectively.

We have limited capital resources and have sustained substantial losses, which raise substantial doubt about our ability to continue as a going concern. We must, therefore, raise sufficient capital to fund our overhead burden and our continuing research and development efforts going forward. Although we have received approximately $100,000 subsequent to September 30, 2010, without additional funding, our current cash resources are expected to be sufficient only though January 2011. We have significantly reduced the number of staff to reduce our operating cost, while we focus on raising capital. Our operations are currently focused on raising capital, sales, and business development. We are dependent on existing cash resources and external sources of financing to meet our working capital needs. To satisfy our working capital requirements, we are currently seeking financing from the sale of debt or equity instruments to current investors and potential strategic investors. There is no assurance that we will be successful in raising this capital on a timely basis, if at all. The failure to obtain the necessary working capital would have a material adverse effect on the development program and business prospects and, depending upon the shortfall, we may have to curtail or cease our operations.

We will continue to be dependent on outside capital to fund our operations for the near future. We have relied primarily on sales of securities and proceeds from borrowings for operating capital. During the year ended September 30, 2010, we received proceeds of $1.1 million from the sale of our common stock. Also during 2010, we raised approximately $183,000 through note payable borrowings. Subsequent to September 30, 2010, we have raised approximately $103,000 from advances for purchase of equity or debt investment. Any future financing we obtain may further dilute or otherwise impair the ownership interest of our current stockholders. If we fail to generate positive cash flows or obtain additional capital when required, we could modify, delay or abandon some or all of our plans. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

Recent Financing Activities

In October 2010, Agile Opportunity Fund, LLC (“Agile”) and Capitoline Advisors Inc. (“Capitoline”), under the default terms of a securities purchase agreement, foreclosed on 1,600,000 of the 5,497,694 our common shares they held as collateral. The market value of the shares totaling $61,000 has been applied against the balance due in the note with Agile and Capitoline.

In November 2010, we entered into an agreement for services and issued 2.0 million shares, valued at $60,000, as compensation.

Subsequent to our fiscal year ended September 30, 2010 and as of December 31, 2010, we have issued 18.0 million shares in connection with the extinguishment of debt totaling $226,000.

Subsequent to our fiscal year ended September 30, 2010 and as of December 31, 2010, we received approximately $103,000 from investors in advances for equity or debt investment.

Comparison of Annual Results of Operations

The following table shows our revenue and expenses for fiscal years 2010 and 2009:

NEAH POWER SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended September 30,		$	%
	2010	2009	Change	Change
Contract Revenues	$—	$1,106,976	$(1,106,976)

Operating expenses
Research and development expense	604,653	1,452,714	(848,061)	-58%
General and administrative expense	3,709,567	4,308,627	(599,060)	-14%
Operating loss from SolCool subsidiary	467,995	—	467,995
Total operating expenses	4,782,215	5,761,341	(979,126)	-17%
Loss from operations	(4,782,215)	(4,654,365)	(127,850)

Other expense
Financing costs	(123,139)	(426,582)	303,443	-71%
Interest expense	(768,269)	(1,433,367)	665,098	-46%
Gain on disposition of SolCool	433,696	—	433,696
Other	(3,220)	—	(3,220)
Net Loss	$(5,243,147)	$(6,514,314)	$1,271,167

Revenue. We had no revenues in the year ended September 30, 2010 as compared to $1.1 million due to the winding up of activity under our September 2008 contract with the Office of Naval Research that was completed in 2009.

Research and Development. Research and Development (“R&D”) expenses consist primarily of salaries and other personnel-related expenses, consulting and other outside services, laboratory supplies facilities costs and other costs. We expense all R&D costs as incurred. Total R&D expenses decreased significantly in the fiscal year ended September 30, 2010 due to the reduction in staff and operations caused by our financial condition. R&D expense for the year ended September 30, 2010 decreased as compared to the 2009 period, primarily due to the following:

•
R&D salaries expense for the year ended September 30, 2010 decreased by $560,000 to $277,000 from $837,000 recorded in the prior year due to the streamlining of operations and reductions in head count.

•
R&D project and laboratory expenses, including direct expenditures relating to the ONR contract decreased by $258,000, to $22,000 from $280,000 recorded in the prior year comparable period due to the reduction in R&D activities.

•	There was $34,000 in stock-based compensation expense incurred in the year ended September 30, 2010 compared with $74,000 in stock based compensation expense incurred in the prior year.

•	Facilities expenses increased by $17,000 to $251,000 from $234,000 recorded in the prior year period, primarily due to an increase in the cost of leased office space.

•	Depreciation expense included in R&D expense was $21,000 in 2010 as compared to $28,000 in 2009, due to laboratory assets reaching the end of their accounting useful lives.

Contingent on the receipt of adequate capital into the company, we expect our R&D expenses to increase in 2011 due to the anticipated increase in product development activities and the development of specific customer products.

General and Administrative. General and administrative expenses (“G&A”) consist primarily of salaries and other personnel related expenses to support our R&D activities, non-cash stock-based compensation for general and administrative personnel and non-employee members of our board of directors, professional fees, such as accounting and legal, corporate insurance and facilities costs. The decrease in total G&A expenses in 2010 was primarily due to the decrease in stock-based compensation in the current year. Non-director Stock compensation expense decreased to $176,000 in 2010 from $2,685,000 in 2009. That decrease in stock compensation expense was due to stock options issued to management and employees in September 2009. These expenses were partially offset by increased public relations and marketing and other administrative expenses. These expenses increased by $2,249,000 to $2,341,000 in the year ended September 30, 2010, from $92,000 in the same period in 2009, primarily due to non-cash expenses related to the shares pursuant to advisory services agreements with Summit to indentify, introduce, engage, and compensate investor relations and/or public relations firms on our behalf which we entered into in October 2009 and June of 2010. G&A expenses also increased due to the following:

•	G&A salaries expense for year ended September 30, 2010 increased by $36,000 to $449,000 from $413,000 recorded in 2009. These increases were primarily due to furloughs of staff in 2009.

•	We recorded $62,000 in the year ended September 30, 2010 for warrants issued to Strategic Advisory Board members in the first quarter of 2010 compared with nil in the 2009.

•
Board Compensation expenses decreased by $588,000 to $47,000 in the year ended September 30, 2010 from $635,000 in 2009. Of these expenses, $47,000 and $485,000 were recorded for director stock based compensation in the years ended September 30, 2010 and 2009, respectively. The board of director’s compensation in 2009 was recorded based on the implementation of the compensation plan approved in February 2009 and effective as of June 2008 and the issuance of stock options to directors in September 2009.

•
Professional services expenses for the year ended September 30, 2010 increased by $149,000, to $591,000 from $442,000 recorded in 2009. This increase was primarily due to equity based compensation for consultants and increased accounting services expenditures.

Contingent upon receipt of adequate capital into the company, we expect general and administrative expenses to increase in fiscal 2011 in support of our expected increased R&D and product development activities.

SolCool. We incurred an operating loss from our SolCool subsidiary in the amount of $468,000 for the year ended September 30, 2010 compared with nil in 2009. These costs arose due to the acquisition of SolCool in January 2010. Included in these 2010 expenses are the amortization of identifiable intangible assets in the amount of $462,000.

Financing costs. We incurred financing costs and fees related to our outstanding loans. Financing costs decreased for the year ended September 30, 2010 $304,000 to $123,000 from $427,000 in the prior year’s period. The decreases in financing costs were primarily due to the higher non-interest expenses and fees associated with the Agile loans incurred in 2009.

Interest expense. We incurred interest expense on our outstanding loans. Interest expense decreased for the year ended September 30, 2010 $665,000 to $768,000 from $1,433,000 in the prior year. This decrease was primarily due to the $567,000 of forbearance fees pertaining to the CAMHZN loan charged to interest expense in 2009 and reduced recorded interest on Agile and Capitoline notes. These reductions were partially offset by increased interest from increased loan balances on Agile and Capitoline note balances in the earlier 2010 periods and the accrual of interest with loan default interest rates in 2010. We expect interest expense to decrease in 2011 as a result of the lower loan balances and interest resulting from payment of loan and accounts payable balances from funds received from anticipated long term funding efforts.

Gain on disposition of SolCool Subsidiary. We recorded a gain on the disposition of our SolCool subsidiary.

Comparison of Annual Cash Flows

We used cash of approximately $1.2 million in our operating activities in 2010, compared to $1.0 million in 2009. Cash used in operating activities relates primarily to net losses offset partially by non-cash expenses such as share-based compensation and other items of net loss not requiring cash. We expect to use cash for operating activities in the foreseeable future as we continue our operating activities.

Our investing activities used cash of approximately $18,000 in 2010 compared to $16,000 in 2009.

Our financing activities provided cash of approximately $1.2 million in 2010 compared to $996,000 in 2009. Changes in cash from financing activities are primarily due to proceeds from sale of common stock and preferred stock, and net proceeds from notes payable, less principal payments

Critical Accounting Policies and Estimates

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

Contract revenues consist of amounts recorded from services provided to customers. Revenues earned under such arrangements are recorded as earned as the services are provided. Upfront payments received under contractual arrangements are deferred and recognized as revenue over the service period.

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

Recent Accounting Pronouncements

In 2007, the FASB issued guidance regarding “Business Combinations’ which replaces previous guidance. The new provisions establish principles and requirements for how the acquirer recognizes and measures identifiable assets acquired, liabilities assumed, any noncontrolling interest and goodwill acquired, and also provide for disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Additional amendments address the recognition and initial measurement, subsequent measurement, and disclosure of assets and liabilities arising from contingencies acquired as part of a business combination. The newly issued guidance is effective for fiscal years beginning after December 15, 2008 and is applied prospectively to business combinations completed on or after that date. The provisions are effective for our fiscal year ended September 30, 2010 and we applied the guidance in preparing our September 30, 2010 consolidated financial statements.

In 2009, the FASB issued guidance regarding “Measuring Liabilities at Fair Value”, which amends “Fair Value Measurements and Disclosures”, and provides clarification for the valuation techniques available when valuing a liability when a quoted price for an identical liability is not available, and clarifies that no adjustment is necessary related to the existence of restrictions that prevent the transfer of the liability. The amendments in this update require the use of valuation techniques that use the quoted price of an identical liability when traded as an asset, or quoted prices for similar liabilities or similar liabilities when traded as assets. The guidance is effective for the first reporting period, including interim periods, beginning after issuance on August 26, 2009, and is effective for our fiscal year ended September 30, 2010. Expanded disclosures related to significant transfers in and out of Level 1 and Level 2, and the requirement related to the presentation of the Level 3 reconciliation are not applicable at September 30, 2010, as we had no transfers in valuation levels or Level 3 financial assets and liabilities.

In October 2009, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard which provides guidance for arrangements with multiple deliverables. Specifically, the new standard requires an entity to allocate consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. In the absence of vendor-specific objective evidence or third-party evidence of the selling prices, consideration must be allocated to the deliverables based on management’s best estimate of the selling prices. In addition, the new standard eliminates the use of the residual method of allocation. In October 2009, the FASB also issued a new accounting standard which changes revenue recognition for tangible products containing software and hardware elements. Specifically tangible products containing software and hardware that function together to deliver the tangible products’ essential functionality are scoped out of the existing software revenue recognition guidance and will be accounted for under the multiple –element arrangements revenue recognition accounting guidance. We adopted these new standards in the first quarter of 2010 using the prospective method, and the adoption did not have a material impact on our consolidated financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2010, we did not have any off-balance sheet arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Neah Power Systems, Inc.
Bothell, Washington

We have audited the accompanying consolidated balance sheets of Neah Power Systems, Inc. and Subsidiary ("the Company") as of September 30, 2010 and 2009, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Neah Power Systems, Inc., and Subsidiary as of September 30, 2010 and 2009, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company had an accumulated deficit of approximately $53.5 million and negative working capital of approximately $4.3 million at September 30, 2010.  Additionally, net cash used in operating activities was approximately $1.2 million for the year ended September 30, 2010, and the Company has experienced recurring losses from operations.  This raises substantial doubt about the Company's ability to continue as a going concern.  Management's plans regarding this matter are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ PETERSON SULLIVAN LLP

Seattle, Washington
January 13, 2011

NEAH POWER SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS
September 30, 2010 and 2009

ASSETS
	September 30,	September 30,
	2010	2009
Current assets
Cash and cash equivalents	$2,871	$20,223
Deferred financing costs, net	--	28,594
Prepaid expenses and other current assets	24,867	63,956
Total current assets	27,738	112,773

Property and equipment, net	22,919	43,919

Total assets	$50,657	$156,692

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$1,664,296	$1,763,581
Accrued interest	551,711	139,098
Accrued expenses and other liabilities	478,446	382,341
Notes payable - related parties	300,000	102,416
Notes payable	1,130,043	1,776,299
Deferred revenue	189,500	189,500
Total current liabilities	4,313,996	4,353,235

Total liabilities	4,313,996	4,353,235

Commitments and contingencies

Stockholders' deficit
Common stock and additional paid-in-capital
$0.001 par value, 80,000,000 shares authorized, 59,175,376 and 34,833,598
shares issued and 53,229,325 and 34,377,890 outstanding, respectively	49,253,823	44,077,472
Accumulated deficit	(53,517,162)	(48,274,015)
Total stockholders' deficit	(4,263,339)	(4,196,543)

Total liabilities and stockholders' deficit	$50,657	$156,692

See Notes to Consolidated Financial Statements

NEAH POWER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended September 30, 2010 and 2009
	For the	For the
	Year ended	Year ended
	September 30, 2010	September 30, 2009
Revenues	$--	$1,106,976

Operating expenses
Research and development expense	604,653	1,452,714
General and administrative expense	3,709,567	4,308,627
Operating loss from SolCool subsidiary	467,995	--
(including amortization expense of $461,954)

Total operating expenses	4,782,215	5,761,341

Loss from operations	(4,782,215)	(4,654,365)

Other income (expense)
Financing costs	(123,139)	(426,582)
Interest expense	(768,269)	(1,433,367)
Gain on disposition of SolCool Subsidiary	433,696	--
Other	(3,220)	--

Net Loss	$(5,243,147)	$(6,514,314)

Basic and diluted loss per common share	$(0.12)	$(0.45)

Basic and diluted weighted average common shares
outstanding	42,327,193	14,569,968

See Notes to Consolidated Financial Statements

NEAH POWER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended September 30, 2010 and 2009

	2010	2009

Cash flows from operating activities:

Net loss	$(5,243,147)	$(6,514,314)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	21,000	27,688
Amortization of deferred financing costs	123,139	426,582
Amortization of intangible assets	461,954	-
Gain on disposition of SolCool subsidiary	(433,696)	-
Share-based payments included in operating expenses	2,407,425	3,332,707
Issuance of note payable to related parties as consideration for consulting services	300,000	-
Non-cash forbearance fees on note payable	-	567,000
Amortization of debt discount	36,958	122,098
Interest paid with common stock	304,026	563,727
Other	3,220	1,861
Loss on disposal of assets	-	263
Changes in operating assets and liabilities, net of effects of business combination
Contract receivable	-	39,718
Prepaid expenses and other current assets	23,089	(4,108)
Accounts payable	241,235	114,513
Accrued expenses and other liabilities	514,330	303,300
Other	(461)	-
Net cash used by operating activities	(1,240,928)	(1,018,965)

Cash flows from investing activities:
Issuance of notes receivable	-	(16,000)
Cash payments for acquisition of SolCool (not returned on disposition)	(18,299)	-
Net cash used by investing activities	(18,299)	(16,000)

Cash flows from financing activities:
Net proceeds from sale of common stock	1,064,998	-
Net proceeds from notes payable	183,424	832,091
Proceeds from warrant exercises	869	-
Proceeds from sale of Series A convertible preferred stock	-	191,020
Principal payments on notes payable	(7,416)	(27,584)
Net cash provided by financing activities	1,241,875	995,527

Net change in cash and cash equivalents	(17,352)	(39,438)

Cash and cash equivalents, beginning of period	20,223	59,661

Cash and cash equivalents, end of period	$2,871	$20,223

Supplemental cash flow information

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Noncash investing and financing activities
Shares issued in connection with settlement of liabilities	$1,323,813	$35,000
Issuance of common stock for Solcool acquisition	$245,148	$-
Return of common stock on disposition of SolCool	$(245,148)
Accounts payable financed with Note Payable	$141,047	$--
Deferred financing costs paid with issuance of common stock	$75,221	$364,128
Original issue discount on notes payable	$28,213	$130,843
Increase in note payable due to forbearance fee	$-	$567,000
Shares issued in partial payment of forebearance fee on note payable	$-	$327,000

See Notes to Consolidated Financial Statements

NEAH POWER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
For the Years Ended September 30, 2010 and 2009

	Preferred Stock		Common Stock and APIC			Total
	Number		Number of Shares		Accumulated	Stockholders'
	of Shares	Amount	Outstanding	Amount	Deficit	Deficit
Balances at September 30, 2008	20,217,100	669,007	6,504,888	$38,594,883	$(41,759,701)	$(2,495,811)
Sale of Series A preferred stock	4,775,500	191,020				191,020
Conversion of Series A preferred stock to common stock	(24,992,600)	(860,027)	19,994,394	860,027		-
Shares issued in partial payment of forebearance fee on note payable			1,635,000	327,000		327,000
Shares issued in connection with settlement of liabilities			199,998	20,000		20,000
Common stock and warrants issued for services			405,500	127,252		127,252
Compensation related to stock options, net of cancellations and forfeitures				3,205,455		3,205,455
Shares issued for financing costs			1,620,470	364,128		364,128
Shares issued in payment of interest on notes payable			1,955,050	563,727		563,727
Issuance of common stock pursuant to antidilution provisions of common stock purchase agreement and settlement of note payable			1,950,000	15,000		15,000
Net loss for the year ended September 30, 2009					(6,514,314)	(6,514,314)

Balances at September 30, 2009	-	-	34,265,300	44,077,472	(48,274,015)	(4,196,543)
Shares issued in connection with settlement of liabilities			8,401,429	1,323,813		1,323,813
Issuance of common stock for cash, net of fees			7,881,636	1,064,998		1,064,998
Exercise of warrants			26,058	869		869
Issuance of common stock for Solcool acquisition			476,187	245,148		245,148
Return of common stock on disposition of SolCool			(476,187)	(245,148)		(245,148)
Common stock and warrants issued for services			1,808,176	2,150,275		2,150,275
Compensation related to stock options, net of cancellations and forfeitures				257,150		257,150
Shares issued for financing costs			191,880	75,221		75,221
Shares issued in payment of interest on notes payable			654,846	304,025		304,025

Net loss for the year ended September 30, 2010					(5,243,147)	(5,243,147)
Balances at September 30, 2010	-	$-	53,229,325	$49,253,823	$(53,517,162)	$(4,263,339)

See Notes to Condensed Consolidated Financial Statements

NEAH POWER SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010 and 2009

Note 1. Description of Business and Summary of Significant Accounting Policies

Organization - Neah Power Systems, Inc. was incorporated in the State of Nevada in February 2001, under the name Growth Mergers, Inc. In 2006, pursuant to terms of an Agreement and Plan of Merger as amended, a wholly-owned subsidiary of Growth Mergers, Inc., merged with and into Neah Power Washington. Following the merger, Growth Mergers, Inc. changed its name to Neah Power Systems, Inc. and became the parent corporation of Neah Power Washington. Neah Power Systems, Inc., together with its subsidiary, is referred to as the “Company” or “we”.

Business - We are engaged in the development and sale of renewable energy solutions. Our fuel cells are designed to replace existing rechargeable battery technology in mobile electronic devices and small-scale transportation vehicles. Our long-lasting, efficient and safe power solutions for these devices, such as notebook PCs, military radios, and other power-hungry computer, entertainment and communications products, use our patented, silicon-based design with higher power densities to enable lighter-weight, smaller form-factors and potentially lower costs. We have one operating segment. Our laboratory facilities and corporate office is located in Bothell, Washington.

Going Concern - The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of our company as a going concern. Since our inception, we have reported net losses, including losses of approximately $5.2 million and $6.5 million during the years ended September 30, 2010 and 2009, respectively, and we expect losses to continue in the near future as we grow and redeploy our operations. At September 30, 2010, we have a working capital deficit of $4.3 million and an accumulated deficit of $53.5 million. Net cash used by operating activities approximated $1.2 million and $1.0 million during the years ended September 30, 2010 and 2009, respectively. We have funded our operations through sales of common stock and to a lesser extent short-term borrowings. In this regard, during the fiscal year ended September 30, 2010, we raised approximately $1.1 million through sales of our common stock and $183,000 through note payable borrowings. Subsequent to our fiscal year ended September 30, 2010 we received approximately $103,000 from investors in advances for equity or debt investment.

During the last half of 2010, funds raised though sales of common stock have not been sufficient to continue to support certain operating activities, which has led to postponement in the deployment of our business strategy and curtailment of research and development activities. We have significantly reduced the number of staff to reduce our operating costs, while we focus on raising capital. Without additional funding, our cash is estimated to support our operations only through the end of January 2011. These factors, and those of the preceding paragraph, raise substantial doubt about our ability to continue as a going concern.

We require additional financing to execute our business strategy and to satisfy our near-term working capital requirements. Our operating expenses will consume a material amount of our cash resources. Our management intends to raise additional financing to fund future operations and to provide additional working capital to further fund our growth. We are actively seeking to raise additional capital through the sale of shares of our capital stock. If management deems necessary, we might also seek additional funds through borrowings. There is no assurance that such financing will be obtained in sufficient amounts necessary or on terms favorable or on terms acceptable to us to meet our needs. In the event that we cannot obtain additional funds, on a timely basis or our operations do not generate sufficient cash flow, we may be forced to curtail our development or cease our activities.

The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.
.
Use of estimates in the preparation of financial statements - Preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The more significant accounting estimates inherent in the preparation of our consolidated financial statements include estimates as to the, valuation of equity related instruments and valuation allowance for deferred income tax assets.

Consolidation - The consolidated financial statements include the accounts of our company and our wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated.

Cash and cash equivalents - We consider all highly liquid investments purchased with maturities of three months or less to be cash equivalents. We place our cash balances with high credit quality financial institutions. At times, such balances may be in excess of the FDIC insurance limit. At September 30, 2010, no amounts were in excess of the FDIC limit.

Contingencies - Certain conditions may exist as of the date financial statements are issued, which may result in a loss but which will only be resolved when one or more future events occur or not occur. We assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to pending legal proceedings that are pending against us or unasserted claims that may result in such proceedings, we evaluate the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein. If the assessment of a contingency indicates that it is probable that a liability has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in our financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable would be disclosed.

Concentrations – All of our revenues in the year ended September 30, 2009 were from one customer. We had no revenues in 2010.

Fair value of financial instruments - We measure our financial assets and liabilities in accordance with generally accepted accounting principles. For certain of our financial instruments, including cash and cash equivalents, accounts payable, notes payable, and accrued liabilities, the carrying amounts approximate fair value due to their short maturities.

Property and Equipment - Property and equipment is stated at cost. Additions and improvements that significantly add to the productive capacity or extend the life of an asset are capitalized. Maintenance and repairs are expensed as incurred. Depreciation is computed using the straight-line method over three to five years. Leasehold improvements are amortized over the lesser of the estimated remaining useful life of the asset or the remaining lease term.

Impairment of Long-Lived Assets - Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. We have not recognized any impairment.

Income taxes - We account for income taxes using an asset and liability method which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts expected to be realized. We continue to provide a full valuation allowance to reduce our net deferred tax asset to zero, inasmuch as we have not determined that realization of deferred tax assets is more likely than not. The provision for income taxes represents the tax payable for the period and change during the period in net deferred tax assets and liabilities.

Revenue recognition - We recognize revenue when we have persuasive evidence of an arrangement, the services have been provided to the customer, the price for services is fixed and determinable, no significant unfulfilled obligations exist and collectability is reasonably assured. Contract revenues consist of amounts recorded from services provided to a single customer. Revenues earned under contracts are recognized as services are provided. Upfront payments received under contractual arrangements are deferred and recognized as revenue over the service period.

Research and Development Expense - Research and development costs are expensed as incurred.

Share based compensation - We use the Black-Scholes-Merton option pricing model as our method of valuation for stock-based awards. Stock-based compensation expense is based on the value of the portion of the stock-based award that will vest during the period, adjusted for expected forfeitures. The estimation of stock-based awards that will ultimately vest requires judgment, and to the extent actual or updated results differ from our current estimates, such amounts will be recorded in the period the estimates are revised. The Black-Scholes-Merton option pricing model requires the input of highly subjective assumptions, and other reasonable assumptions could provide differing results. Our determination of the fair value of stock-based awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected life of the award and expected stock price volatility over the term of the award. Stock-based compensation expense is recognized on a straight-line basis over the applicable vesting period (deemed the requisite service period) based on the fair value of such stock-based awards on the grant date.

Net loss per share - Basic and diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Common stock equivalents are excluded as the effect would be anti-dilutive due to our net losses. The following numbers of shares have been excluded from net loss per share computations for the years ended September 30, 2010 and 2009:

	2010	2009
Convertible debt	54,488	292,039
Common stock options	3,936,760	2,862,745
Common stock purchase warrants	974,474	636,832

Recent Accounting Pronouncements –

In 2007, the FASB issued guidance regarding “Business Combinations’ which replaces previous guidance. The new provisions establish principles and requirements for how the acquirer recognizes and measures identifiable assets acquired, liabilities assumed, any noncontrolling interest and goodwill acquired, and also provide for disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Additional amendments address the recognition and initial measurement, subsequent measurement, and disclosure of assets and liabilities arising from contingencies acquired as part of a business combination. The newly issued guidance is effective for fiscal years beginning after December 15, 2008 and is applied prospectively to business combinations completed on or after that date. The provisions are effective for our fiscal year ended September 30, 2010 and we applied the guidance in preparing our September 30, 2010 consolidated financial statements.

In 2009, the FASB issued guidance regarding “Measuring Liabilities at Fair Value”, which amends “Fair Value Measurements and Disclosures”, and provides clarification for the valuation techniques available when valuing a liability when a quoted price for an identical liability is not available, and clarifies that no adjustment is necessary related to the existence of restrictions that prevent the transfer of the liability. The amendments in this update require the use of valuation techniques that use the quoted price of an identical liability when traded as an asset, or quoted prices for similar liabilities or similar liabilities when traded as assets. The guidance is effective for the first reporting period, including interim periods, beginning after issuance on August 26, 2009, and is effective for our fiscal year ended September 30, 2010. Expanded disclosures related to significant transfers in and out of Level 1 and Level 2, and the requirement related to the presentation of the Level 3 reconciliation are not applicable us at September 30, 2010, as we had no transfers in valuation levels or Level 3 financial assets and liabilities.

In October 2009, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard which provides guidance for arrangements with multiple deliverables. Specifically, the new standard requires an entity to allocate consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. In the absence of vendor-specific objective evidence or third-party evidence of the selling prices, consideration must be allocated to the deliverables based on management’s best estimate of the selling prices. In addition, the new standard eliminates the use of the residual method of allocation. In October 2009, the FASB also issued a new accounting standard which changes revenue recognition for tangible products containing software and hardware elements. Specifically tangible products containing software and hardware that function together to deliver the tangible products’ essential functionality are scoped out of the existing software revenue recognition guidance and will be accounted for under the multiple –element arrangements revenue recognition accounting guidance. We adopted these new standards in the first quarter of 2010 using the prospective method, and the adoption did not have a material impact on our consolidated financial statements.

Note 2. SolCool One, LLC Acquisiton and Disposition

SolCool One, LLC

We acquired SolCool One, LLC (" SolCool"), a supplier of direct current solar air-conditioning systems for off-the-grid applications, and took effective control on January 13, 2010. We issued 476,187 shares of our common stock to the members of SolCool as consideration for the acquisition of all the membership units of SolCool. Shares issued were recorded at fair value of approximately $245,000, based on the closing price of our common stock on the acquisition date. The total purchase consideration transferred was $275,000, which included $30,000 of funds previously advanced to SolCool, which was allocated as follows (in thousands):

Assets:		Liabilities and net assets acquired:

Cash and cash equivalents	$1	Accounts payable and accrued liabilities	$439
Identifiable intangible assets	713	Net assets acquired	275
	$714		$714

The acquisition of SolCool is accounted for using the acquisition method under accounting guidance issued by the FASB, with January 13, 2010 being the acquisition date when we obtained control. This accounting guidance requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. Portions of the purchase price have been allocated to intangible assets, which were identified by management as SolCool’s distribution network and customer relationships. The fair values of identifiable intangible assets were determined using the income approach. Estimated lives of intangible assets were determined to be one year and were based on factors including, among others, the expected use of the assets, effects of demand, competition and the level of funding required to obtain the expected future cash flows from the assets.

On August 23, 2010, we agreed to unwind the transaction by cancelling all shares of our common stock issued to SolCool’s members and returning the stock certificates representing the membership units of SolCool to SolCool’s members. In connection with accounting for the unwind transaction we unrecognized assets and liabilities of $251,000 and $440,000, respectively, and recorded the reacquired shares at the same amount recorded at the acquisition date, or $245,000, which resulted in recording a gain on disposition of $434,000. The net effect on operations of the acquisition and subsequent disposition of SolCool is approximately $34,000 for the year ended September 30, 2010, which represents the amount of cash paid for the acquisition as well as advances made to SolCool during the period we owned them that we will not recover. We are currently in the process of exchanging the stock certificates. As of September 30, 2010, we had received approximately 50% of the shares of our common stock that we had issued to the members of SolCool.

SolCool’s operating results from the acquisition date through the unwind date, comprised of amortization expense of $462,000 and $6,000 of other expense, is included in our consolidated statement of operations for the fiscal year ended September 30, 2010.

Note 3. Property and Equipment

Property and equipment consisted of the following at September 30 (in thousands):

	2010	2009
Laboratory equipment	$1,344	$1,344
Computer hardware and software	165	165
Leasehold improvements	580	580
Total property and equipment	2,089	2,089
Accumulated depreciation and amortization	(2,066)	(2,045)
Property and equipment, net	$23	$44

Note 4. Accrued Expenses

Accrued expenses consisted of the following at September 30 (in thousands):

	2010	2009
Accrued compensation and related expenses	$365	$312
Other accrued liabilities	113	70
Total	$478	$382

Note 5. Notes Payable

2007 Notes payable - In November 2007, we received net proceeds of $465,000 and issued to CAMHZN Master LDC (“CAMHZN”) (the “Lender”) a $500,000 12% convertible secured promissory note, which was amended in May 2008 to mature in September 2008. We entered into an amended loan agreement, whereby the Lender agreed to forbear from exercising any remedies available under the loan documents or applicable law through March 2009, and in exchange, we agreed to pay a fee of $567,000 which was added to the principal balance of the loan and payable in cash or stock at our discretion. In February 2009, we released to the Lender 1,635,000 shares held by the Lender as collateral shares valued at $327,000 based on the closing price of our common stock on the release date, which was recorded as a partial payment of the fee. In March 2010, we received a letter from the Lender stating that we were in default on the outstanding note. We are contesting the default notice and are disputing the validity of, among other things, the fee which was added to the note balance, and treatment of release of shares as a reduction of the fee. We have not reflected any change to previous accounting treatment for the transactions given the uncertainty regarding the ultimate resolution of these matters. To the extent new facts become known or ultimate settlement of this note occurs, the impact of the change will be reflected in the consolidated financial statements at that time. On July 22, 2010, we entered into an agreement with the Lender pursuant to which we agreed to issue 240,000 shares of our common stock to the Lender. In exchange, the Lender agreed to (i) limit the number of shares of our common stock that it would sell; (ii) return any excess shares after sales proceeds received equal the unpaid principal and accrued and unpaid interest due under the note; and (iii) rescind for a minimum of thirty days from the date of the agreement the notice of default delivered to us in March 2010. These shares, valued at $18,000, were recorded as interest expense during the year ended September 30, 2010.

As of September 30, 2010 and 2009, we have recorded $740,000 as the note balance outstanding and $361,000 and $117,000, respectively, in accrued interest. The stated interest rate upon the event of default is the lower of 110% or the statutory maximum. We have recorded interest expense effective from the maturity dates of the notes at a rate of 25% which is the maximum rate that can be applied to these loans under New York State law.

2008 Notes Payable - In 2008, we entered into an agreement with one of our vendors, whereby the accounts payable balance owed was converted to an unsecured note payable, due in eight equal payments of $12,500 beginning in August 2008. At September 30, 2010 and 2009 the balance outstanding was $89,000, does not accrue interest, and is past due.

2009 Notes Payable - In February 2009, we entered into a Securities Purchase Agreement ( with amendments, the “Agreement”) with each of Agile Opportunity Fund, LLC and Capitoline Advisors Inc. (the “Investors”) pursuant to which we subsequently received funding through the issuance of promissory notes (the “Notes”) in the aggregate amount of approximately $1.1 million and an aggregate purchase price of $920,000, with a maturity date of August 12, 2009 and prepaid interest at the rate of 18% per annum. The Notes are convertible into shares of our common stock at a conversion price of $3.33 per share, at the discretion of the note holder, and were subject to down-round adjustment to conversion price based on future common stock issuances. In February 2010, the Notes were amended, effective September 30, 2009, to eliminate future down-round adjustments. The Notes are collateralized by a pledge of all our assets and, upon conversion, have certain piggyback registration rights. In October 2009, we entered into an amendment to the Agreement whereby we issued 10,000,000 shares of our common stock to be held as additional collateral for the Notes.

During the years ended September 30, 2010 and 2009, we issued notes under the agreement to investors in the aggregate face amounts of $169,000 and $825,000, respectively, with Original Issue Discount (“OID”) amounts of $28,000 and $131,000, respectively, for total face amount of the Notes of $197,000 and $956,000, respectively. The value of the OID was recorded as debt discount and has been amortized in its entirety as interest expense as of September 30, 2010.

In consideration for the Notes issued during the years ended September 30, 2010 and 2009, 391,000 common shares, valued at $267,000 and 1,620,000 common shares valued at $364,000, respectively, were issued under the terms of the Securities Purchase Agreement and amendments. This has been recorded as financing costs and has been amortized over the term of the Notes. Under the terms of the agreement for the years ended September 30, 2010 and 2009, 115,000 additional shares valued at $94,000 and 1,869,000 additional shares valued at $455,000 are also issuable and have been recorded as interest expense.

In April 2010, we received a letter from the Investors stating that we were in default under the Agreement and demanding payment of approximately $1.4 million for principal and interest due under the Notes. In conjunction with the notice of default, the Investors foreclosed on 4,502,306 shares of the 10,000,000 shares of our common stock held as collateral to be applied against the principal of the Notes. The remaining 5,497,694 collateral shares have been recorded as issued, but not outstanding. The shares released to the Investors were recorded at $991,000 based on the closing price of our common stock on the release date and have been applied against the balance of the Notes. In October 2010, the Investors foreclosed on an additional 1,600,000 shares valued at $61,000.

As of September 30, 2010 and 2009, we recorded $165,000 and $955,000, respectively, in principal due Agile and Capitoline as notes payable on the consolidated balance sheets. We recorded $185,000 and $21,000 in accrued interest as of September 30, 2010 and 2009, respectively. The stated interest rate upon the event of default is the lower of 36% or the statutory maximum. We have recorded interest expense effective from the maturity dates of the notes at a rate of 25% which is the maximum rate that can be applied to these loans under New York State law.

Other 2009 Notes Payable – In September and October 2009, we received funds from a private investor related to one of our investors, in the aggregate face amounts of $100,000 and $25,000, respectively, and accruing interest at a 6% annual rate. In June 2010, we paid the notes and accrued interest in full by the issuance of our common stock.

February 2010 Notes Payable – In February 2010, we entered into an agreement with one of our professional service providers, whereby our accounts payable balance of $141,000 owed was converted to a 6% note payable due June 1, 2010. As of September 30, 2010, the principal balance was $136,000, accrued interest was $5,000, and amounts are past due.

June 2010 Notes Payable - In June 2010, we entered into an advisory services agreement with Summit Trading Limited (“Summit”), whereby they will identify, introduce, engage, and compensate investor relations and/or public relations firms on our behalf. Under the terms of this agreement as consideration for those services, we issued a non-interest bearing note payable in the amount of $300,000 payable upon demand, which we recorded as general and administrative expense during the year ended September 30, 2010 as all services were provided by the investor during the year.

Note 6. Stockholders’ Equity

Preferred Stock - Our board of directors has the authority to designate and issue up to 5,000,000 shares of $0.001 par value preferred stock in one or more series, and to fix and determine the relative economic rights and preferences of preferred shares any or all of which may be greater than the rights of our common stock, as well as the authority to issue such shares without further stockholder approval. As a result, our Board of Directors could authorize the issuance of a series of preferred stock that would grant to holders preferred rights to our assets upon liquidation, the right to receive dividends before dividends are declared to holders of our common stock, and the right to the redemption of such preferred shares, together with a premium, prior to the redemption of the common stock. In addition, shares of preferred stock could be issued with terms calculated to delay or prevent a change in control or make removal of management more difficult. Preferred stock is designated 4,996,500 shares to Series A and 3,500 shares to Series B at September 30, 2010.

In 2008, our board of directors approved the issuance of a minimum of 7,500,000 shares of Series A preferred stock ("Series A") at a purchase price of $0.04 per share. During the year ended September 30, 2009, we issued 4,775,500 shares of Series A and received $191,000 in cash proceeds, net of financing costs. Additionally, during the year ended September 30, 2009, all outstanding shares of our Series A were converted into shares of our common stock.

Common Stock - We are authorized to issue up to 80,000,000 shares of $0.001 par value common stock. Holders of our common stock are entitled to one vote for each share held of record on all matters submitted to a vote of the holders of our common stock. Subject to the rights of the holders of any class of our capital stock having any preference or priority over our common stock, the holders of shares of our common stock are entitled to receive dividends that are declared by our board of directors out of legally available funds. In the event of our liquidation, dissolution or winding up, the holders of our common stock are entitled to share ratably in our net assets remaining after payment of liabilities, subject to prior rights of preferred stock, if any, then outstanding. Our common stock has no preemptive rights, conversion rights, redemption rights, or sinking fund provisions, and there are no dividends in arrears or in default. All shares of our common stock have equal distribution, liquidation and voting rights and have no preferences or exchange rights.

In January 2010, we entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with each of three investment firms (collectively, the “Investors”) under which each of the Investors committed to purchase up to $5 million of our common stock. Under the terms of each Stock Purchase Agreement, from time to time until one year from the date of the Stock Purchase Agreement and at our sole discretion, we may present each of the Investors with a notice to purchase such common stock (the “Notice”). The Investors are obligated to purchase such common stock by the tenth trading day after the Notice date (the “Tranche Closing”), subject to certain defined conditions, including among others, a minimum closing price as a percentage of the closing price on the Notice date. As financing fees, we will issue to Investors, at each Tranche Closing, shares of our common stock equal to 20% of the number of common shares purchased at the Tranche Closing. In addition, we will pay fees to the Investors in the amount of 2% of the proceeds of each Tranche Closing. Notwithstanding any of the other provisions of this Agreement, and to provide some initial capital, each of the Investors purchased 250,000 shares of our common stock for $250,000. During the year ended September 30, 2010, we received net proceeds of $705,000 and issued 2,368,406 shares of common stock to one of the Investors. We did not receive funds from the other two investors under the terms of the Stock Purchase Agreement and we do not intend to issue any further tranche requests or issue any additional stock under the Stock Purchase Agreement.

In June 2010, we entered into two Stock Purchase and Subscription Agreements (the “Agreements”) with another investor under which we issued 2,986,667 shares of our common stock for net proceeds of $112,000.

During the year ended September 30, 2010, we entered into a financing agreement, as amended, with another investor under which the investor agreed to purchase up to $5 million of our common stock under certain limitations and conditions, including that a registration statement be effective for such shares after 1,015,000 shares of our common stock are purchased by the investor. Pursuant to the agreement we issued an additional 1,545,000 unregistered shares of which 1,500,000 are to be used as credit towards shares for advance notices. During the year ended September 30, 2010, we sold 2,510,000 shares of our common stock to the investor, based on the closing prices of our stock on the dates of issuance, for cash proceeds, net of financing fees, of $201,000. In connection with the agreement, we also issued 100,000 shares, valued at $37,000 based on the closing prices of our stock on the dates of issuance, in payment of financing fees.

As disclosed in Note 5, during the year ended September 30, 2010, we issued 507,000 shares of our common stock to holders of certain of our notes payable, and these lenders also foreclosed on 4,502,306 shares of the 10,000,000 shares of our common stock held by the lenders as collateral. In October an additional 1,600,000 shares were foreclosed upon. Additionally as disclosed in Note 5, we issued 240,000 shares of our common stock to the holder of certain of our notes payable, which were recognized as interest expense of $18,000, based on closing market prices.

In May 2010, we issued 500,000 shares of our common stock, valued at $40,000 to one of our members of our board of directors, in payment of an account balance owing for past public relations services.

In June 2010, we issued 3,333,000 shares of our common stock having value of $247,000 based on closing market prices to a private investor related to one of our investors in exchange for payment in full of notes payable due in April 2010, which together with accrued interest totaled $131,000. The excess of fair value over the recorded value of the obligations of $116,000 has been recognized as a loss on extinguishment of debt during the year ended September 30, 2010.

During the year ended September 30, 2010, we issued 1,808,000 shares of our common stock having a value of approximately $2.0 million based on closing market prices on dates of issuances, primarily in consideration for services provided which was recorded as general and administrative expense. During the year ended September 30, 2009, we issued approximately 396,000 shares of our common stock for services valued at approximately $69,000 based on the market value of the stock, and issued approximately 200,000 shares of our common stock, valued at $20,000, in connection with the settlement of outstanding accounts payable balances.

During the year ended September 30, 2010, we received $43,000 from an investor in advance for security purchases, which has been recorded as a liability included in accrued expenses as of September 30, 2010 in the consolidated balance sheet.

Pursuant to the terms of our convertible note payable agreement with CAMZHN (see Note 5), in February 2009 we issued 1,635,000 shares of our common stock valued at $327,000 based on the market value of the stock as a partial forbearance fee related to our note payable. In addition, pursuant to the terms of our convertible note payable agreements with Agile and Capitoline (see Note 5), during the year ended September 30, 2009, we issued 1,620,470 shares of our common stock valued at approximately $364,100, based on the market value of the stock, for financing fees and 1,869,334 shares of our common stock valued at $455,200, based on the market value of the stock, for interest.

In August 2009, we issued 1,950,000 additional shares of common stock to Summit pursuant to the terms of the anti-dilution clause of the agreement. Effective August 2009, the anti-dilution clause of the purchase agreement was terminated.

Long Term Incentive Compensation Plan – Our Long Term Incentive Compensation Plan ("the Plan") was adopted in 2006 and amended in 2008. Under the amended Plan, the maximum number of shares issuable is 6,000,000. The Plan is to continue for a term of ten years from the date of its adoption. The Plan is administered by our board of directors. We have granted stock options under the plan to employees, members of our board of directors, and advisors and consultants. No options have been exercised. Options are exercisable for ten years from date of grant. The following table summarizes stock option activity during the years ended September 30, 2009 and 2010:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at September 30, 2008 (197,580 exercisable options)	232,595	$9.67
Grants	2,841,700	1.29
Forfeitures	(136,634)	6.36
Cancellations	(74,916)	8.99
Outstanding at September 30, 2009 (2,592,475 exercisable options)	2,862,745	$1.31
Grants	3,853,110	0.08
Forfeitures	(93,550)	1.35
Cancellations	(2,685,545)	1.28
Outstanding at September 30, 2010 (3,113,115 exercisable options)	3,936,760	$0.12

Of the 3,113,115 options available for exercise, 3,103,665 are conditional upon the increase in the number of our authorized shares of common stock.

The weighted average fair value of the options granted during the years ended September 30, 2010 and 2009 was $0.08 and $1.29 respectively, and the weighted average remaining contractual lives of outstanding options at September 30, 2010 was 9.7 years. For exercisable options as of September 30, 2010, the weighted average contractual term is also 9.7 years. As of September 30, 2010, we had approximately $96,000 of total unrecognized compensation cost related to non-vested stock-based awards granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for any future changes in estimated forfeitures. We expect to recognize this cost in 2011.

As of September 30, 2010 and 2009, the aggregate intrinsic value of options outstanding, representing the excess of the closing market price of our common stock over the exercise price, is nil.

We determine the value of share-based compensation using the Black-Scholes fair value option-pricing model with the following weighted average assumptions for options and warrants granted during the years ended September 30:

	2010	2009
Risk free interest rate	2.3%	2.9%
Expected dividend yield	0.0%	0.0%
Volatility	226.78%	238.1%
Expected life in years	5.0	9.6

Share-based payments recognized as operating expense are as follows for the years ended September 30, 2010 and 2009:

	2010	2009
Common stock options	$257,150	$3,205,455
Common stock purchase warrants	157,305	59,383
Issuance of common stock	1,992,970	67,869
Total share based payments	$2,407,425	$3,332,707

Total share based payments were recorded as follows:
Research and development expense	34,258	86,346
General and administrative expense	2,373,167	3,246,361
	$2,407,425	$3,332,707

We awarded grants of restricted common stock to employees, net of cancellations, totaling nil and 9,000 shares and valued at approximately nil and $25,200 for the years ended September 30, 2010 and September 30, 2009, respectively. All shares were fully vested and recognized as expense within their respective years.

In June 2010, we cancelled approximately 2,684,000 stock options previously issued to employees having a weighted average exercise price of $1.28 and, in June 2010, we issued these employees an aggregate of approximately 2,976,000 new options having an exercise price of $0.08 per share, which was equal to the fair value of our common stock on the date of grant. As a result of these transactions, which are being accounted for as a modification, the incremental value of the new options in excess of the value of the old options, was $32,000 which is being recognized over the vesting period of the new options.

In September 2009, we cancelled approximately 75,000 stock options previously issued to employees having a weighted average exercise price of $8.99 and, in September 2009 we issued these employees an aggregate of 2,376,250 new options having an exercise price of $1.28 per share, which was equal to the fair value of our common stock on the date of grant. As a result of these transactions which are being accounted for as a modification, incremental value of the new options in excess of the value of the old options was $2,697,000 which is being recognized over the vesting period of the new options.

Warrants – At September 30, 2010, there were warrants outstanding for the purchase of approximately 975,000 shares of our common stock at a weighted average exercise price of $16.03 per share. During the year ended September 30, 2010, we issued warrants to purchase a total of approximately 402,000 shares of common stock at a weighted average exercise price of $0.57 per share for services. Share-based compensation was calculated using the Black-Scholes model.

Warrants outstanding at September 30, 2010 expire at various dates from February 2011 to November 2014. A summary of warrant activity during the years ended September 30, 2009 and 2010 follows:

Warrants Outstanding
Outstanding at September 30, 2008	463,874
Grants	172,958
Outstanding at September 30, 2009	636,832
Grants	402,000
Exercised	(26,058)
Expired	(38,300)
Outstanding at September 30, 2010	974,474

Employee Stock Purchase Plan - In 2008, we adopted an Employee Stock Purchase Plan, under which the number of shares of common stock that may be sold shall not exceed, in the aggregate, 900,000 shares. No shares have been purchased under this plan

Note 7. Commitments and Contingencies

We were party to a development agreement with a customer to develop proof-of-concept fuel cell power source prototypes (Phase I) and, if successful and elected by the customer, the development of fuel cell power sources (Phase II). We received $344,000 for Phase I services and recognized revenue of $154,500 in 2004 upon completion of the initial Phase I requirement and deferred the balance of $189,500 until services were provided and Phase I is complete. We believe Phase I was completed in 2009. However, customer acceptance has not yet occurred and the balance of $189,500 has not yet been recognized as revenue.

Our corporate headquarters and laboratory facilities are leased under a lease agreement which expired in 2009. We currently lease on a month-to-month basis and intend to negotiate with the landlord for a lease extension. As of September 30, 2010, monthly minimum rental and related payments were approximately $19,000 per month. Rental expense was approximately $227,000 and $192,000 for the years ended September 30, 2010 and 2009, respectively.

We included an expense of $314,000 in our consolidated financial statements for the year ended September 30, 2008 pertaining to severance obligations and related costs related to our former Chairman, President and Chief Executive Officer, Paul Abramowitz, who resigned as President and CEO in January 2008 and as a director in April 2008. This amount is included in accounts payable at September 30, 2010 and 2009, however, we contest that any payment is due under our agreements with Mr. Abramowitz and, if successful, will have minimal or no liability for such amounts. Mr. Abramowitz has initiated a lawsuit against us in the Superior Court for the State of Washington styled Abramowitz v. Neah Power Systems, et al. (Case No. 10-2-3688-1 SEA) in which Mr. Abramowitz sued for breach of contract in the amount of $275,000, plus interest, and willful failure to pay wages for which he seeks double damages or twice the amount of the wages allegedly withheld.

As disclosed in Note 5, we have received notices of default on various note payable obligations and are engaged in discussions with our creditors regarding these obligations.

In 2009, we entered into an agreement with an investment firm whereby the firm committed to purchase up to $10 million of our preferred stock, from time to time through July 2010 and at our sole discretion. We did not receive funds from notices issued and the agreement has expired. In May 2010, we received a notice from the firm stating the firm was entitled to fees of $500,000 pertaining to the agreement. We dispute this claim and will defend our rights vigorously. No amounts have been recorded for this contingency in these consolidated financial statements.

We are subject to various legal proceedings and claims that arise in the ordinary course of business. Our management currently believes that resolution of such legal matters will not have a material adverse impact on our consolidated financial position, results of operations or cash flows.

Note 8. Income Taxes

We have recorded no provision or benefit for income taxes. The difference between tax at the statutory rate and no tax is primarily due to the full valuation allowance. The increase in the valuation allowance was approximately $1.8 million during the year ended September 30, 2010, and $2.3 million during the year ended September 30, 2009. A valuation allowance has been recorded in the full amount of total deferred tax assets as it has not been determined that it is more likely than not that these deferred tax assets will be realized. As of September 30, 2010, we have net operating loss carryforwards of approximately $45.3 million, which begin to expire in 2023 and will continue to expire through 2030 if not otherwise utilized. Our ability to use such net operating losses and tax credit carryforwards is subject to annual limitations due to change of control provisions under Sections 382 and 383 of the Internal Revenue Code, and such limitation would be significant. Realization is dependent on generating sufficient taxable income prior to expiration. Further, as a result of ownership changes, we may be subject to annual limitations on the amount of net operating loss utilizable in any tax year.

Deferred income taxes represent the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities and related valuation allowances are as follows:

	September 30,
	2010	2009
Deferred tax assets
Net operating loss carryforwards	$15,398,000	13,770,000
Share-based compensation	2,139,000	2,174,000
R & D tax credit carryforwards	973,000	973,000
Other	326,000	156,000
Total deferred tax assets	18,836,000	17,073,000
Valuation allowance	(18,836,000)	(17,073,000)
Deferred tax assets, net of valuation allowance	$-	$-

We have identified our federal tax return as our “major” tax jurisdiction, as defined. Tax years since inception are subject to audit. We believe our income tax filing positions and deductions will be sustained on audit and we do not anticipate any adjustments that would result in a material change to our financial position. No reserves for uncertain income tax positions have been recorded. Our policy for recording interest and penalties associated with uncertain income tax positions is to record such items as a component of interest expense.

Note 9. Subsequent Events

Subsequent to our fiscal year ended September 30, 2010, we have received approximately $103,000 from investors in advances for equity or debt investment.

Subsequent to our fiscal year ended September 30, 2010, we have issued 18.0 million shares in connection with the extinguishment of debt to vendors and note holders totaling $226,000.
In October 2010, certain notes payable holders, under the default terms of a securities purchase agreement, foreclosed on 1,600,000 of the 5,497,694 shares our common stock they held as collateral. The market value of the shares totaling $61,000 has been applied against the balance due the note holders.

In November 2010, we entered into an agreement for services and issued 2.0 million shares, valued at $60,000, as compensation.

In December 2010, we filed a certificate of correction with the Nevada Secretary of State to correct an error we made with respect to the implementation of our August 2009 increase in authorized common stock from 20 million shares to 80 million shares and 6 for 1 forward stock split. Our articles of incorporation, as amended, and the certificate of correction that we filed with the Nevada Secretary of State on December 16, 2010 are attached as Exhibits 3.1 and 3.2 to the amended Form 8-K filed with Security and Exchange Commission on December 21, 2010.

Subsequent to September 30, 2010, we awarded to employees, directors, and officers incentive stock options to purchase 7,440,000 shares of our common stock with an exercise price based on the market price on the date of approval by our board of directors. The exercise of these shares is conditional upon the increase in the number of our authorized shares of common stock.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There are not and have not been any disagreements between us and our accountants on any matter of accounting principles, practices or financial statement disclosure.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of senior management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act due to the material weaknesses in our internal control over financial reporting. A discussion of the material weaknesses in our internal control over financial reporting is described below.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, is a process designed by, or under the supervision of, our CEO and CFO, or persons performing similar functions, and effected by our board of directors, management or other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management, with the participation of our CEO and CFO, has established and maintained policies and procedures designed to maintain the adequacy of our internal control over financial reporting, and include those policies and procedures that:

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

Management has used the framework set forth in the report entitled Internal Control – Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) to evaluate the effectiveness of our internal control over financial reporting. Management was unable to implement its remediation plans during 2010 due to cost considerations. As a result of the material weaknesses described below, management has concluded that our internal control over financial reporting was not effective as of September 30, 2010.

Management has determined that, as of the September 30, 2010 measurement date, there were deficiencies in both the design and the effectiveness of our internal control over financial reporting. Management has assessed these deficiencies and determined that there were various material weaknesses in our internal control over financial reporting. As a result of our assessment that material weaknesses in our internal control over financial reporting existed as of September 30, 2010, management has concluded that our internal control over financial reporting was not effective as of September 30, 2010. The existence of a material weakness or weaknesses is an indication that there is a more than remote likelihood that a material misstatement of our financial statements will not be prevented or detected in a future period.

Management has assigned a high priority to the short-and long-term improvement of our internal control over financial reporting. We have listed below the nature of the material weaknesses we have identified:

•	inadequate or ineffective policies for documenting transactions;

•	inadequate or ineffective design of policies and execution of processes related to accounting for transactions; and

•	inadequate segregation of duties due to the limited size of the accounting department and the lack of experienced accountants caused by the Company’s limited financial resources.

We intend to design and implement policies and procedures to remediate the material weaknesses in our internal control over financial reporting in fiscal 2011.

Management does not believe that any of the Company’s annual or interim financial statements issued to date contain a material misstatement as a result of the aforementioned weaknesses in our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting or in other factors during the fourth fiscal quarter ended September 30, 2010 that materially affected, or is likely to materially affect, our internal control over financial reporting.

Limitations on Internal Controls

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The table below lists certain information regarding our current directors and executive officers. Directors are elected each year by our stockholders at the annual meeting. Each director holds his office until his successor is elected and qualified or his earlier resignation or removal. Executive officers are elected annually by our board of directors (the “Board”). Each executive officer holds his office until he resigns or is removed by our Board or his successor is elected then qualified. There are no family relationships among members of our management or our Board.

Name	Age	Position
Dr. Gerard C. D’Couto	44	President and Chief Executive Officer, Director
Jeffrey B Sakaguchi	49	Chairman of the Board of Directors
David Schmidt	47	Director
Jon M. Garfield	47	Director
Michael Selsman	74	Director
Stephen M. Wilson	55	Chief Financial Officer

Set forth below is biographical information concerning our directors and executive officers.

Dr. Gerard C. (Chris) D’Couto has served as a member of our Board since January 28, 2008 and as our Chief Executive Officer and President since February 2008. Until such time, Dr. D’Couto served as our Chief Operating Officer and Executive Vice President since September 2007. Prior to joining us, Dr. D’Couto served as senior director of marketing at Form Factor Inc. from January 2006 until September 2007, where he headed the launch of NAND flash and DRAM sort probe cards. Prior to that, Dr. D’Couto had a nine-year tenure at Novellus Systems, Inc., with positions of increasing responsibility ranging from product management to technology development and sales. Prior to that, Dr. D’Couto worked at Varian Associates and as a consultant to Intel Corporation. Dr. D’Couto received a bachelor’s degree in chemical engineering from the Coimbatore Institute of Technology in India and also received a master’s and a doctoral degree in chemical engineering from Clarkson University in New York. Dr. D’Couto also earned an MBA from the Haas School of Business at the University of California, Berkeley. Mr. D’Couto was chosen to serve on our Board because of his management and operational skills from his business school education and past management positions as well as his technical knowledge related to our fuel cell technology.

Jeffrey B Sakaguchi has served on our board since November 2010. Mr. Sakaguchi has served since 2009 as the Chairman of the Board of Directors of the American Red Cross, Greater Los Angeles Chapter where he has been responsible for the financial and organizational turnaround of chapter performance. From 2004 until 2007, Mr. Sakaguchi served as the President and Chief Operating Officer of Evolution Robotics Retail, Inc. In that role, Mr. Sakaguchi co-led a spin off of Evolution Robotics Retail, Inc. from its former parent company and developed and executed a commercialization strategy for a breakthrough visual scanning product targeted for the retail industry. From 1995 until 2003, Mr. Sakaguchi served as the Managing Partner for the North American Energy Strategy Practice at Accenture LLP in Los Angeles. From 1989 until 1995, Mr. Sakaguchi served as the Senior Engagement Manager at McKinsey & Company, Inc. in Los Angeles. Mr. Sakaguchi earned his bachelors of science in chemical engineering from the Massachusetts Institute of Technology and his masters in business administration from the Wharton School of the University of Pennsylvania. Mr. Sakaguchi was chosen to serve on our Board because of his extensive business leadership experience with technology and emerging companies and his knowledge of the emerging fuel cell industry.

David Schmidt has served on our board since November 2010. Mr. Schmidt has served since 2008 as an independent consultant advising chemical, material and alternate energy spaces regarding strategic marketing and execution services. From 2004 until 2008, Mr. Schmidt served as the Manager of Commercial Excellence and the Strategic Marketing Business Development Manager at Honeywell International Specialty Materials, Inc. From 2000 until 2003, Mr. Schmidt served as a Senior Director and Chief Operations Officer of Plasmion Corporation, Inc. Mr. Schmidt has also served in management positions at Film Specialties, Inc. from 1993 until 2000, Hydromer, Inc. from 1989 until 1992 and ROI Group, Inc. from 1986 until 1988. Mr. Schmidt earned his bachelor of science in business and economics from Lehigh University. Mr. Schmidt was chosen to serve on our Board because of his extensive executive and business development experience in technology industries.

Jon M. Garfield has served on our Board since May 2008. Mr. Garfield served as Chief Executive Officer of technology company Clearant, Inc. (OTCBB: CLRA) from January 2007 until October 2010 and as Chief Financial Officer at Clearant, Inc. from September 2006 until January 2007. Mr. Garfield has served as a member of Clearant, Inc.’s board of directors since May 2007. From September 2001 through 2006, Mr. Garfield served as an independent financial consultant, including advising as to SEC reporting obligations and Sarbanes-Oxley compliance. From 1998 until 2001, he served as Chief Financial Officer of a telecom service provider and a software developer. From 1996 to 1998, he served as Vice President of Acquisitions for the formerly NYSE-listed ground transportation consolidator Coach USA, Inc. From 1991 to 1996, Mr. Garfield served as Corporate Assistant Controller of Maxxim Medical, Inc., a formerly New York Stock Exchange listed manufacturer and distributor. During 1986 to 1991, Mr. Garfield practiced public accounting with Arthur Andersen and PricewaterhouseCoopers. Mr. Garfield received a Bachelor of Business Administration in Accounting from University of Texas, Austin. Mr. Garfield was chosen to serve on our Board because of his past experience in chief executive officer and chief financial officer roles at public companies and because of his financial literacy.

Michael Selsman has served on our Board since September 2009. Mr. Selsman writes and edits financial analyses, annual reports, stockbroker-investor overviews, corporate presentations, speeches, books and media communications for public and private companies. He has an extensive background in marketing, public relations, fund raising, media relations, strategic planning, corporate identity/image, public policy advocacy, employee communications and advertising. Since 1992, Mr. Selsman has been a principal of Public Communications Co. of Beverly Hills, California. Mr. Selsman was chosen to serve on our Board because of public relations knowledge and experience advising public companies on strategic matters.

Stephen M. Wilson, CPA, CMA has served as our Chief Financial Officer since July 2008 and Corporate Secretary since June 2008. He also served as Controller from April 2008 and July 2008. From May 2007 until February 2008, he served as Chief Financial Officer of Impart Media Group, Inc., a publicly-held digital signage technology company. From July 2006 until his promotion to Chief Financial Officer of Impart, he served as its Vice President of Finance/Corporate Controller. Impart Media Group, Inc. consented to bankruptcy relief on May 21, 2008 following a petition for involuntary bankruptcy filed on February 14, 2008 in the United States Bankruptcy Court for the Southern District of New York. From 2004 to 2006, he served as Division Controller for Rabanco Companies, a division of Allied Waste. From 2000 to 2004, Mr. Wilson was owner and President of Strategic Finance & Accounting Services, Inc. He is a licensed Certified Public Accountant and is also a Certified Management Accountant. Mr. Wilson holds dual Bachelor of Arts degrees in Accounting and Business Administration from Western Washington University.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our officers and directors, and persons who own more than ten percent of a registered class of our securities, to file with the SEC reports of ownership of our securities and changes in reported ownership. Officers, directors and greater than ten percent stockholders are required by SEC rules to furnish us with copies of all Section 16(a) reports they file.

Based solely on a review of the reports furnished to us, or written representations from reporting persons that all reportable transaction were reported, we believe that during the fiscal year ended September 30, 2010, our officers, directors and greater than ten percent stockholders timely filed all reports they were required to file under Section 16(a).

Code of Ethics

We have adopted a Code of Ethics and Business Conduct (the “Code of Ethics”) for our principal executive, financial and accounting officers. The Code of Ethics addresses inter alia such issues as conflicts of interest, corporate opportunities, confidentiality, fair dealing, protection and proper use of our assets, compliance with applicable laws (including insider trading laws) and reporting of illegal or unethical behavior. We are committed to ensuring transparent and good corporate governance in our dealings with all stakeholders. Our Code of Ethics is included as an exhibit to this Annual Report. Any person may obtain a copy of our Code of Ethics

Audit Committee of the Board of Directors

We have an Audit Committee of the Board consisting of three independent directors, Jon M. Garfield (Chair), David Schmidt and Michael Selsman. Our Board has determined that Mr. Garfield and Mr. Schmidt  qualify as Audit Committee financial experts. In addition to being independent under Nasdaq Marketplace Rule 5605(a)(2), all members of the Audit Committee meet the additional independence and qualification standards for audit committee members set forth in Nasdaq Marketplace Rule 5605(c)(2)(A). The Audit Committee functions in part as an independent and objective party with oversight of our financial reporting process and internal controls.

Compensation Committee of the Board of Directors

The Compensation Committee consists of three independent directors Jeffrey B Sakaguchi (Chair), Jon M Garfield and Michael Selsman. The functions of the Compensation Committee are to review and approve the goals of the Chief Executive Officer, to review and approve salaries, bonuses and other benefits payable to our executive officers and to administer our Long Term Incentive Compensation Plan and Employee Stock Purchase Plan.

Nominating Committee of the Board of Directors

The Nominating Committee consists of David Schmidt (Chair), Jon M Garfield, and Gerard C D’Couto. The Nomination Committee is responsible for proposing a slate of directors for election by the stockholders at each annual stockholders meeting and for proposing candidates to fill any vacancies.

Financing Committee of the Board of Directors

The Financing Committee consists of Gerard C D’Couto (Chair), David Schmidt, and Jeffrey Sakaguchi. The Financing Committee is responsible for evaluating various financing options and recommending to the full Board various financing avenues.

Governance Committee of the Board of Directors

The Governance Committee consists of three independent directors David Schmidt (Chair), Jon M Garfield and Jeffrey Sakaguchi. The Governance Committee is responsible for supervision and oversight of our general operations.

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth all compensation awarded to, earned by, or paid to our named executive officers during the fiscal year ended September 30, 2010. Individuals we refer to as our “named executive officers” include our chief executive officer (and any individual serving in that capacity during the last fiscal year) and our two most highly compensated executive officers other than our chief executive officer whose compensation exceeded $100,000 during the fiscal year ended September 30, 2010.

Summary Compensation Table

Name and Principal Position	Year	Salary ($) (2)	Bonus ($)	Stock Awards ($)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other compensation ($) (3)	Total
									$
Gerard C. (“Chris”) D’Couto	2010	$155,000			$47,000			$15,000		$217,000
President & CEO	2009	106,000			2,649,000			11,000		2,766,000

Stephen M. Wilson	2010	$102,000			$21,000			$15,000		$138,000
Chief Financial Officer	2009	106,000			331,000			11,000		448,000

(1)	Salaries for officers include deferred salaries in the amount of $56,000 and $18,000 for Gerard C. D’Couto and Stephen M. Wilson, respectively.

(2)
This column represents the aggregate grant-date fair value of the awards computed in accordance with FASB ASC Topic 718. These amounts reflect our accounting value for these awards and do not necessarily correspond to the actual value that may be realized by the named executive officer. The assumptions used in the calculation of these amounts are described in note 6 to our consolidated financial statements included with this annual report.

(3)	Consists of health related benefits provided to employees.

Outstanding Equity Awards At Fiscal Year-End

The following table sets forth information regarding the outstanding equity awards held by our Named Executive Officers as of September 30, 2010:

Outstanding Equity Awards at Fiscal Year-End

Option Awards							Stock Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Dr. Gerard C. (Chris) D’Couto	2,200,000	(1)	388,000		$0.08	June 2020
Stephen M. Wilson	323,000	(2)	194,000		$0.08	June 2020
Chief Financial Officer	6,000	(3)	6,000		$1.67	Apr. 2018

(1)	These options vests in equal monthly installments over a twelve month period following the grant date.

(2)	These options vests in equal monthly installments over a twelve month period following the grant date.

(3)	These options vests in equal yearly installments over a 4 year period following the grant date.

Stock Option Plan and Stock Options

In March 14, 2006, we adopted our Long Term Incentive Compensation Plan (the “Plan”). We have since amended the Plan in August 2008 to increase the number of shares available for issuance under the plan to 6,000,000 shares and in October 2010 to increase the number of shares available for issuance under the plan to 16,000,000 shares. As of September 30, 2010, there were approximately 3,937,000 stock options issued under the amended Plan. The Plan is to continue for a term of ten years from the date of its adoption.

The Plan seeks to promote our long-term success and our subsidiaries and to provide financial incentives to employees, members of the Board and advisors and consultants of our company and our subsidiaries to strive for long-term creation of stockholder value by providing stock options and other stock and cash incentive.

Our Compensation Committee has the authority to make awards, construe and interpret the Plan and any awards granted thereunder, to establish and amend rules for Plan administration, to change the terms and conditions of options and other awards at or after grant, and to make all other determinations which it deems necessary or advisable for the administration of the Plan.

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

The Board or the Committee may amend, suspend, terminate or reinstate the Plan from time to time or terminate the Plan at any time. However, no such action shall reduce the amount of any existing award (subject to the reservation of the authority of the Committee to reduce payments on awards) or change the terms and conditions thereof without the consent of any affected award recipient.

Employee Stock Purchase Plan

In August 2008, we adopted an Employee Stock Purchase Plan (the “Stock Purchase Plan”). The amount of shares of common stock that may be sold pursuant to the Stock Purchase Plan shall not exceed, in the aggregate, 900,000. As of September 30, 2009, no shares have been purchased under the Stock Purchase Plan.

Employment, Severance and Change in Control Agreements

Under the terms of the Offer Letter entered into between Dr. Gerard C. (Chris) D’Couto and the Company when Dr. D’Couto joined us as Chief Operating Officer, Dr. D’Couto receives a per annum base salary of $225,000 and a bonus equal to 50% of his base salary upon the completion of certain milestones. Due to our financial circumstances, Dr. C’Couto has taken reductions in salary and did not earn the base salary of $225,000 in the years ended September 30, 2010 or 2009. In the event Dr. D’Couto’s employment is terminated (i) for any reason other than for cause or a winding down of our operations or (ii) due to a change in control where he is not offered a comparable position at a similar compensation, Dr. D’Couto will be entitled to a severance payment equal to six months of his then current base salary.

Under the terms of the offer letter dated April 18, 2008, we entered into an “at-will” employment letter agreement with Mr. Wilson that provides for an annual base salary of $130,000 and an annual performance-based bonus of up to $26,000, or 20% of base salary. Due to our financial circumstances, Mr. Wilson has taken reductions in salary and did not earn the base salary of $130,000 in the years ended September 30, 2010 or 2009.

Compensation of Directors

We do not have any formal policy for the compensation of our non-employee director. Our Board has made grants of stock options to our outside directors at various times as compensation for our director’s service on the Board. In the future, we anticipate adopting a policy of paying directors a fee for their attendance at board and committee meetings if the financial condition of our company improves.

The following table sets forth information regarding the compensation of directors during the fiscal year ended September 30, 2010:

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Earnings ($)	All Other Compensation ($)	Total ($)

Jon M. Garfield (2)			$13,000				$13,000
Eduardo Cabrera (3)			$2,000				$2,000
Michael Selsman (4)			$2,000				$2,000

(1)
This column represents the aggregate grant-date fair value of the awards computed in accordance with FASB ASC Topic 718. These amounts reflect our accounting value for these awards and do not necessarily correspond to the actual value that may be realized by the named executive officer. The assumptions used in the calculation of these amounts are described in note 6 to our consolidated financial statements included with this annual report.

(2)	Options awards consist of approximately 216,000 options exercisable at $0.08 per share of which approximately 183,000 are fully vested. The options expire in June 2020.

(3)	Options awards consist of approximately 129,000 options exercisable at $0.08 per share of which approximately 110,000 are fully vested. The options expire in June 2020.

(4)	Options awards consist of approximately 86,000 options exercisable at $0.08 per share of which approximately 73,000 are fully vested. The options expire in June 2020.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information concerning the beneficial ownership of the shares of our common stock as of January 5, 2011 by: (i) each of our named executive officers and current directors, (ii) all of our current executive officers and directors as a group and (iii) each person we know to be the beneficial owner of 5% of more of our outstanding shares of common stock. Unless otherwise specified, the address of each beneficial owner listed in the table is c/o Neah Power Systems, Inc., 22118 20th Avenue SE, Suite 142, Bothell, Washington 98021.

Percentage of class beneficially owned is based on 74,982,031 shares of common stock outstanding on January 5, 2011. In accordance with SEC rules, when we computed the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed as outstanding shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of January 5, 2011. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

Name of Beneficial Owner	Number of Shares Beneficially Owned(1)	Percentage of Class Beneficially Owned
Officers and Directors
Dr. Gerard C. D’Couto, President, Chief Executive Officer, Director (2)	3,728,127	5.0%
Jon Garfield, Director(3)	574,843	*
Jeffrey Sakaguchi, Director(4)	300,000	*
David Schmidt, Director(5)	200,000	*
Michael Selsman, Director(6)	796,939	1.1%
Stephen M. Wilson, Chief Financial Officer(7)	911,818	1.2%
All Directors and Officers as a Group (6 individuals)	6,511,727	8.8%

5% Stockholders
Summit Trading Limited(8)	5,085,756	6.8%
Green World Trust(9)	4,823,060	6.4%

* Less than one percent.

(1)
Exercise of all options listed in this table is conditional upon the our increasing our authorized common stock to provide for an adequate authorized common stock for the exercise of all of the convertible securities issued by the Company.

(2)	Consists of 400,002 common shares and 3,328,125 shares of common stock underlying options of which 3,198,750 are fully vested.

(3)	Consists of 574,843 shares of common stock underlying options of which 564,062 are fully vested.

(4)	Consists of 300,000 shares of common stock underlying options which are fully vested.

(5)	Consists of 200,000 shares of common stock underlying options which are fully vested.

(6)	Consists of 500,000 common shares and 296,939 shares of common stock underlying options of which 292,626 are fully vested.

(7)	Consists of 80,004 common shares and 831,814 shares of common stock underlying options of which 764,126 are fully vested.

(8)
Summit Trading Limited (“Summit”) is a Bahamian holding company and is owned by the Weast Family Trust. The Weast Family Trust is a private trust established for the benefit of C.S. Arnold, Daisy Rodriguez, Stephanie Kaye and Tracia Fields. C.S. Arnold is the settlor of the Weast Family Trust. The natural person exercising voting control of the shares of our common stock held by Summit is Richard Fixaris. The address of Summit is Charlotte House, P.O. Box N-65, Charlotte Street, Nassau, Bahamas.

(9)
The natural person exercising voting control over the shares of our common stock is Darren Baldo, Trustee of Green World Trust. The address of Green World Trust is 4093 Quakerbridge Road, Princeton Jct, NJ 08550.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

We did not enter into any transactions with related parties since the beginning of our most recently completed fiscal year in which the amount involved exceeded the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years except as follows:

In September and October 2009, we received funds from Daisy Rodriguez, a private investor married to the primary beneficiary of Summit Trading Limited, one of our investors beneficially owning more than 5% of our common stock, in the aggregate face amounts of $100,000 and $25,000, respectively, and accruing interest at a 6% annual rate. In June 2010, we paid the notes and accrued interest in full by issuing common stock to Ms. Rodriguez.

In June 2010, we entered into an advisory services agreement with Summit Trading Limited (“Summit”), whereby they will identify, introduce, engage, and compensate investor relations and/or public relations firms on our behalf. Under the terms of this agreement as consideration for those services, we issued a non-interest bearing note payable in the amount of $300,000 payable. All services were provided during the year ended September 30, 2010.

Director Independence

The Board has adopted Nasdaq’s standards for determining the independence of its members. The Board has determined that Jeff B. Sakaguchi, Jon M. Garfield, David Schmidt and Michael Selsman qualify as independent directors in accordance with Nasdaq Marketplace Rule 5605(a)(2).

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

We have selected Peterson Sullivan LLP as our independent registered public accounting firm for 2010. Peterson Sullivan LLP has been our principal accountant since 2006 and was our principal accountant for the fiscal years ended September 30, 2009 and September 30, 2010.

For purposes of the tables below:

Audit Fees
include fees and expenses for professional services rendered for the audits of our annual financial statements for the applicable year and for the review of the financial statements included in our quarterly reports on Form 10-Q for the applicable year.

Audit-Related Fees
Consist of fees billed for assurance and related services that are related to the performance of the audit or review of our financial statements and registration filings with the SEC and are not reported as audit fees.

Tax Fees	Consist of preparation of our federal and state tax returns, review of quarterly estimated payments, and consultation concerning tax compliance issues.
All Other Fees
Includes any fees for services not covered above. Fees noted for both annual periods primarily represent fees associated with communications and attendance at meetings with management, the board of directors, and the audit committee of the board of directors.

The following table sets forth the aggregate fees billed for services for the year ended September 30, 2010 by Peterson Sullivan LLP:

Audit Fees	$38,755
Audit Related Fees	$29,642
Tax Fees	$0
All Other Fees	$1,653

Total	$70,050

The following table sets forth the aggregate fees billed for services for the year ended September 30, 2009 by Peterson Sullivan LLP:

Audit Fees	$62,458
Audit Related Fees	$11,521
Tax Fees	$280
All Other Fees	$0

Total	$74,259

Audit Committee Pre-Approval Policies and Procedures

The policy of the Audit Committee is to pre-approve all audit and permissible non-audit services provided by our independent auditors. All of the services rendered to us by Peterson Sullivan LLP for the periods ended September 30, 2010 and September 30, 2009 were pre-approved by the Audit Committee at the time of the engagement of Peterson Sullivan LLP.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1)(2) Financial Statements.

The financial statements listed in the Index to Financial Statements are filed as part of this Annual Report on Form 10-K.

(a)(3) Exhibits.

The exhibits required by this Item are set forth on the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Neah Power Systems, Inc., the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 13, 2011	NEAH POWER SYSTEMS, INC.

	By:	/s/ GERARD C. D’OUTO
Gerard C. D’Couto
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby severally constitutes and appoints Gerard C. D’Couto and Stephen M. Wilson, and each of them, his true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Commission, granting unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each said attorneys-in-fact and agents or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of Neah Power Systems, Inc., in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ GERARD C. D’COUTO	President and Chief Executive Officer	January 13, 2011
Gerard C. D’Couto	(Principal Executive Officer)

/s/ STEPHEN M. WILSON	Chief Financial Officer	January 13, 2011
Stephen M. Wilson	(Principal Financial and Accounting Officer)

/s/ JEFFREY B. SAKAGUCHI	Director	January 13, 2011
Jeffrey B. Sakaguchi

/s/ JON M. GARFIELD	Director	January 13, 2011
Jon M. Garfield

/s/ DAVID SCHMIDT	Director	January 13, 2011
David Schmidt

/s/ MICHAEL SELSMAN	Director	January 13, 2011
Michael Selsman

Exhibit Index
No.	Description	Incorporation By Reference
3.1	Articles of Incorporation, as amended	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K/A, filed on December 21, 2010 and incorporated herein by reference.
3.2	Certificate of Correction	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K/A, filed on December 21, 2010 and incorporated herein by reference.
3.3	Amended and Restated By-laws	Filed as an Exhibit to the Registrant’s Registration Statement on Form 10-SB, filed on May 1, 2006 and incorporated herein by reference.
10.1	Agreement and Plan of Merger among Neah Power Systems, Inc., Growth Mergers, Inc. and Growth Acquisitions Inc.	Filed as an Exhibit to the Registrant’s Registration Statement on Form 10-SB, filed on July 27, 2006 and incorporated herein by reference.
10.2	Amendment to Agreement and Plan of Merger among Neah Power Systems, Inc., Growth Mergers, Inc. and Growth Acquisitions Inc.	Filed as an Exhibit to the Registrant’s Registration Statement on Form 10-SB, filed on July 27, 2006 and incorporated herein by reference.
10.3	Form of warrant to purchase 3,753,000 shares of common stock	Filed as an Exhibit to the Registrant’s Registration Statement on Form 10-SB, filed on May 1, 2006 and incorporated herein by reference.
10.4*	Stock Option Plan	Filed as an Exhibit to the Registrant’s Registration Statement on Form 10-SB, filed on July 27, 2006 and incorporated herein by reference.
10.5*	Form of Stock Option Agreement	Filed as an Exhibit to the Registrant’s Registration Statement on Form 10-SB, filed on July 27, 2006 and incorporated herein by reference.
10.6*	Employee Stock Purchase Plan	Filed as an Exhibit to the Registrant’s Proxy Statement on Schedule 14A, filed on July 29, 2008 and incorporated herein by reference.
10.7	Development Agreement by and between Neah Power Washington and Thales Communications, Inc. dated December 19, 2003	Filed as an Exhibit to the Registrant’s Registration Statement on Form 10-SB, filed on July 27, 2006 and incorporated herein by reference.
10.8	Amendment No. 1 to Development Agreement by and between Neah Power Washington and Thales Communications, Inc. dated July 28, 2004	Filed as an Exhibit to the Registrant’s Registration Statement on Form 10-SB, filed on July 27, 2006 and incorporated herein by reference.
10.9*	Employment Agreement of Paul Abramowitz dated August 8, 2007	Filed as an Exhibit to the Registrant's Current Report on Form 8-K, filed on August 14, 2007, and incorporated herein by reference thereto.
10.10	Lease Agreement, dated as of March 5, 2001, by and between Teachers Insurance & Annuity Association of America and Neah Power Washington	Filed as an Exhibit to the Registrant’s Registration Statement on Form 10-SB/A, filed on September 12, 2006 and incorporated herein by reference.
10.11	First Amendment to Lease Agreement, dated as of June 6, 2003, by and between Teachers Insurance & Annuity Association of America and Neah Power Washington	Filed as an Exhibit to the Registrant’s Registration Statement on Form 10-SB/A, filed on September 12, 2006 and incorporated herein by reference.

10.12	Second Amendment to Lease Agreement, dated as of July 7, 2006, by and between Teachers Insurance & Annuity Association of America and Neah Power Washington	Filed as an Exhibit to the Registrant’s Registration Statement on Form 10-SB/A, filed on September 12, 2006 and incorporated herein by reference.
10.13	Consultancy Agreement by and between Danfoss A/S and Neah Power Systems, Inc., dated as of June 14, 2006	Filed as an Exhibit to the Registrant’s Registration Statement on Form 10-SB/A, filed on September 12, 2006 and incorporated herein by reference.
10.14*	Employment Agreement Neah Power Systems, Inc. and Dr. Gerard C (Chris) D'Couto	Filed as an Exhibit to the Registrant's Current Report on Form 8-K, filed on September 5, 2007 and incorporated herein by reference.
10.15	12% Secured Promissory Note to CAMHZN Master LDC due June 28, 2008	Filed as an Exhibit to the Registrant's Current Report on Form 8-K, filed on November 30, 2007 and incorporated herein by reference.
10.16	Common Stock Purchase Warrant of CAMHZN Master LDC	Filed as an Exhibit to the Registrant's Current Report on Form 8-K, filed on November 30, 2007 and incorporated herein by reference.
10.17	Purchase Agreement dated as of November 28, 2007, between Neah Power Systems, Inc. and CAMHZN Master LDC	Filed as an Exhibit to the Registrant's Current Report on Form 8-K, filed on November 30, 2007 and incorporated herein by reference.
10.18	Security Interest and Pledge Agreement dated as of November 28, 2007, between Neah Power Systems, Inc. and CAMHZN Master LDC	Filed as an Exhibit to the Registrant's Current Report on Form 8-K, filed on November 30, 2007 and incorporated herein by reference.
10.19	Repayment Issuance Letter dated November 28, 2007, to CAMHZN Master LDC	Filed as an Exhibit to the Registrant's Current Report on Form 8-K, filed on November 30, 2007 and incorporated herein by reference.
10.20	Securities Purchase Agreement dated February 12, 2009 among Neah Power Systems, Inc., Agile Opportunity Fund, LLC and Capitoline Advisors Inc.	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-KSB, filed on February 13, 2009 and incorporated herein by reference.
10.21	Form of Initial Original Issue Discount Term Promissory Note issued by Neah Power Systems, Inc.	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-KSB, filed on February 13, 2009 and incorporated herein by reference.
10.22	Security Agreement dated February 12, 2009 among Neah Power Systems, Inc., Agile Opportunity Fund, LLC and Capitoline Advisors Inc.	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-KSB, filed on February 13, 2009 and incorporated herein by reference.
10.23	Form of Patent Security Agreement dated February 12, 2009 among Neah Power Systems, Inc., Agile Opportunity Fund, LLC and Capitoline Advisors Inc.	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-KSB, filed on February 13, 2009 and incorporated herein by reference.
10.24	Advisory Services Agreement dated October 1, 2009 among Neah Power Systems, Inc. and Summit Trading Limited	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed on October 22, 2009 and incorporated herein by reference.
10.25	Stock Purchase Agreement dated January 18, 2010 among Neah Power Systems, Inc. and First Equity Trust, Inc.	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed on January 22, 2010 and incorporated herein by reference.
10.26	Stock Purchase Agreement dated January 18, 2010 among Neah Power Systems, Inc. and Amber Capital Corporation	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed on January 22, 2010 and incorporated herein by reference.
10.27	Stock Purchase Agreement dated January 18, 2010 among Neah Power Systems, Inc. and Knightsbridge Law Co. Ltd.	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed on January 22, 2010 and incorporated herein by reference.
10.28	Reserve Equity Financing Agreement dated January 18, 2010 among Neah Power Systems, Inc. and AGS Capital Group, LLC	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed on January 22, 2010 and incorporated herein by reference.
10.29	Agreement dated August 3, 2010 between Neah Power Systems, Inc. and CAMHZN Master LLC	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed on August 9, 2010 and incorporated herein by reference.

10.30	Amendment No. 1 to Reserve Equity Financing Agreement, dated January 18, 2010, between Neah Power Systems, Inc. and AGS Capital Group, LLC	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on August 23, 2010 and incorporated herein by reference.
10.31	Exchange Agreement dated June 17, 2010 between Neah Power Systems, Inc. and Daisy Rodriguez	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on August 23, 2010 and incorporated herein by reference.
10.32*	Form Director and Officer Indemnification Agreement	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed on December 3, 2010 and incorporated herein by reference.
14.1	Code of Ethics	Filed as an Exhibit to Amendment No. 5 to the Registrant's Registration Statement on Form SB-2 filed on May 3, 2007 and incorporated herein by reference.
21.1	Subsidiaries of the Registrant	Filed as an Exhibit to the Registrant’s Registration Statement on Form 10-SB, filed on July 27, 2006 and incorporated herein by reference.
24.1	Power of Attorney	Included on the signature page.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer	Filed herewith.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer	Filed herewith.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 per Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
*           Management contract or compensatory plan or arrangement.