Form 10-Q
period 2010-12-31
NEAH POWER SYSTEMS, INC.
filed 2011-02-22
CIK 1162816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

Commission file number 000-49962

NEAH POWER SYSTEMS, INC.
(Exact name of Registrant as specified in its charter)

Nevada	88-0418806
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

22118 20th Avenue SE, Suite 142
Bothell, Washington 98021
(Address of principal executive offices)

(425) 424-3324
(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 15, 2011
Common Stock, $0.001 par value	78,767,135

Neah Power Systems, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended December 31, 2010

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

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Specifically, all statements other than statements of historical facts included in this quarterly report regarding our financial position, business strategy and plans and objectives of management for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of management, as well as assumptions made by and information currently available to management. When used in this annual report, the words “anticipate,” “believe,” “estimate,” “expect,” “may,” “will,” “continue” and “intend,” and words or phrases of similar import, as they relate to our financial position, business strategy and plans, or objectives of management, are intended to identify forward-looking statements.

These statements reflect our current view with respect to future events and are inherently subject to risks and uncertainties, many of which we cannot predict with accuracy and some of which we might not even anticipate. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions at the time made, we can give no assurance that such expectations will be achieved. Future events and actual results, financial and otherwise, may differ materially from those expressed in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements. We have no duty to update or revise any forward-looking statements after the date of this quarterly report on Form 10-Q and the documents incorporated herein by reference or to conform them to actual results, new information, future events or otherwise.

The following factors, among others, could cause our or the industry’s future results to differ materially from historical results or those anticipated:

our future capital needs and the ability to obtain financing;

our ability to obtain governmental approvals, including product and patent approvals;

the success or failure of our research and development programs, marketing, and sales efforts;

the acceptance and success of our fuel cell products;

our ability to develop and commercialize products before our competitors; and

our limited operating history, and current debt and working capital conditions

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

PART 1 - FINANCIAL INFORMATION

Item 1.                  Financial Statements

NEAH POWER SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31,	September 30,
	2010	2010

ASSETS

Current assets
Cash and cash equivalents	$4,221	$2,871
Prepaid expenses and other current assets	22,027	24,867
Total current assets	26,248	27,738

Property and equipment, net	19,889	22,919

Total assets	$46,137	$50,657

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$1,707,324	$1,664,296
Accrued expenses and other liabilities	608,881	478,446
Accrued interest	621,036	551,711
Notes payable - related parties	250,000	300,000
Notes payable, net of debt discount	995,070	1,130,043
Deferred revenue	189,500	189,500
Total current liabilities	4,371,811	4,313,996

Total liabilities	4,371,811	4,313,996

Commitments and contingencies

Stockholders' deficit
Preferred stock - $.001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding
Common stock and additional paid-in-capital $0.001 par value, 80,000,000 shares authorized, 79,215,446 and 59,175,376 shares issued and 74,869,441 and 53,229,325 outstanding, respectively	50,048,152	49,253,823
Accumulated deficit	(54,373,826)	(53,517,162)
Total stockholders' deficit	(4,325,674)	(4,263,339)

Total liabilities and stockholders' deficit	$46,137	$50,657

See Notes to Condensed Consolidated Financial Statements

NEAH POWER SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended December 31,
	2010	2009
Revenues	$-	$-

Operating expenses
Research and development expense	53,695	180,651
General and administrative expense	499,355	2,318,946

Total operating expenses	553,050	2,499,597

Loss from operations	(553,050)	(2,499,597)

Other income (expense)
Financing costs	-	(101,765)
Interest expense	(84,353)	(276,223)
Loss on extinguishment of debt	(219,261)	-

Net Loss	$(856,664)	$(2,877,585)

Basic and diluted loss per common share	$(0.01)	$(0.08)

Basic and diluted weighted average common shares Outstanding	63,344,321	36,027,869

See Notes to Condensed Consolidated Financial Statements

NEAH POWER SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months ended December 31,
	2010	2009

Cash flows from operating activities:
Net loss	$(856,664)	$(2,877,585)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	3,030	5,898
Amortization of deferred financing costs	-	101,765
Share-based payments included in operating expenses	233,192	2,027,821
Amortization of debt discount	15,028	32,242
Interest paid with common stock	-	172,308
Loss on extinguishment of debt	219,261	-
Changes in operating assets and liabilities
Prepaid expenses and other current assets	2,840	7,732
Accounts payable	129,903	151,066
Accrued expenses and other liabilities	151,460	100,183
Net cash used by operating activities	(101,950)	(278,570)

Cash flows from financing activities:
Net proceeds from sale of common stock	-	79,500
Net proceeds from notes payable	55,000	187,204
Advances on stock subscriptions	48,300	-
Proceeds from warrant exercises	-	869
Net cash provided by financing activities	103,300	267,573

Net change in cash and cash equivalents	1,350	(10,997)

Cash and cash equivalents, beginning of period	2,871	20,223

Cash and cash equivalents, end of period	$4,221	$9,226

Supplemental cash flow information

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Noncash investing and financing activities
Shares issued in connection with settlement of liabilities	$506,137	$46,639
Issuance of common stock for Solcool acquisition	$-	$249,990
Deferred financing costs paid with issuance of common stock	$-	$62,648
Original issue discount on notes payable	$-	$23,497
Prepaid financing fees paid in common stock	$-	$29,129
Beneficial conversion feature notes payable	$55,000	$-

See Notes to Condensed Consolidated Financial Statements

NEAH POWER SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
For the three months ended December 31, 2010
(UNAUDITED)

	Common Stock and APIC
	Number of Shares		Accumulated	Total Stockholders'
	Outstanding	Amount	Deficit	Deficit
Balances at September 30, 2010	53,229,325	$49,253,823	$(53,517,162)	$(4,263,339)
Shares issued in connection with settlement of liabilities	19,640,116	506,137		506,137
Common stock and warrants issued for services	2,000,000	105,792		105,792
Compensation related to stock options, net of cancellations and forfeitures		127,400		127,400
Beneficial conversion feature on convertible debentures issued	-	55,000		55,000
Net loss for the three months ended December 31, 2010			(856,664)	(856,664)
Balances at December 31, 2010	74,869,441	$50,048,152	$(54,373,826)	$(4,325,674)

See Notes to Condensed Consolidated Financial Statements

NEAH POWER SYSTEMS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Note 1. Description of Business and Summary of Significant Accounting Policies

Organization - Our Company was incorporated in the State of Nevada in February 2001 and in 2006, merged with and into Neah Power Washington, and changed our name to Neah Power Systems, Inc. and became the parent corporation of Neah Power Washington. Neah Power Systems, Inc., together with its subsidiary, is referred to as the “Company” or “we”.

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

Going Concern - The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of our company as a going concern. Since our inception, we have reported net losses, including losses of approximately $857,000 during the three months ended December 31, 2010 and $5.2 million for our fiscal year ended September 30, 2010. We expect losses to continue in the near future as we grow and redeploy our operations. At December 31, 2010, we have a working capital deficit of $4.3 million and an accumulated deficit of $54.4 million. Net cash used by operating activities approximated $102,000 during the three months ended December 31, 2010 and $1.2 million for our fiscal year ended September 30, 2010. We have funded our operations through sales of our common stock, advances on stock subscriptions and short-term borrowings. In this regard, during the three months ended December 31, 2010, we raised approximately $48,000 advances on stock subscriptions and $55,000 through note payable borrowings. Subsequent to December 31, 2010 we received approximately $47,000 from investors in advances for equity or for debt investment.

Investment funds received have not been sufficient to continue to support certain operating activities, which led to postponement in the deployment of our business strategy and curtailment of research and development activities during the fiscal year ended September 30, 2010. We continue to work with reduced staffing while we focus on raising capital. Without additional funding, our cash is estimated to support our operations only into March 2011. These factors, and those of the preceding paragraph, raise substantial doubt about our ability to continue as a going concern.

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

The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

Basis of Preparation and significant Accounting Policies

Basis of preparation of interim financial statements - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements. The accompanying unaudited financial information should be read in conjunction with the audited consolidated financial statements, including the notes thereto, as of and for the fiscal year ended September 30, 2010, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission. The information furnished in this report reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of our consolidated financial position, results of operations and cash flows for each period presented. The results of operations for the interim period ended December 31, 2010 are not necessarily indicative of the results for any future period.

Use of estimates in the preparation of financial statements - Preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The more significant accounting estimates inherent in the preparation of our condensed consolidated financial statements include estimates as to the valuation of our equity related instruments.

Cash and cash equivalents - We consider all highly liquid investments purchased with maturities of three months or less to be cash equivalents. We place our cash balances with high credit quality financial institutions. At times, such balances may be in excess of the FDIC insurance limit. At December 31, 2010, no amounts were in excess of the FDIC limit.

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

Net loss per share - Basic and diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Common stock equivalents are excluded as the effect would be anti-dilutive due to our net losses. The following numbers of shares have been excluded from net loss per share computations for the periods ended December 31, 2010 and 2009:

	2010	2009
Convertible debt	36,230	341,425
Common stock options	11,170,185	2,858,245
Common stock purchase warrants	974,474	730,774
	12,180,889	3,930,444

Of the common stock options outstanding, 11,160,735 are exercisable conditional upon an increase in our authorized common shares. The convertible debt in this table does not include convertible debt where the price may be calculated using future market prices for our common stock.

Note 2. Notes Payable

2007 Notes payable - In November 2007, we received net proceeds of $465,000 and issued to a lender (the “Lender”) a $500,000 12% convertible secured promissory note, which was amended to mature in September 2008. We entered into an amended loan agreement, whereby the Lender agreed to forbear from exercising any remedies available under the loan documents or applicable law through March 2009, and in exchange, we agreed to pay a fee of $567,000 which was added to the principal balance of the loan and payable in cash or stock at our discretion. In 2009, we released to the Lender 1,635,000 shares held by the Lender as collateral shares valued at $327,000 based on the closing price of our common stock on the release date, which we recorded as a partial payment of the fee. In March 2010, we received a letter from the Lender stating that we were in default on the outstanding note. We are contesting the default notice and are disputing the validity of, among other things, the fee which was added to the note balance, and treatment of release of shares as a reduction of the fee. We have not reflected any change to previous accounting treatment for the transactions given the uncertainty regarding the ultimate resolution of these matters. To the extent new facts become known or ultimate settlement of this note occurs, the impact of the change will be reflected in the consolidated financial statements at that time. Included in our condensed consolidated balance sheet as of December 31, 2010 are notes payable of $740,000 and accrued interest of $417,000. On July 22, 2010, we entered into an agreement with the Lender pursuant to which we agreed to issue 240,000 shares of our common stock to the Lender. In exchange, the Lender agreed to (i) limit the number of shares of our common stock that it would sell; (ii) return any excess shares after sales proceeds received equal the unpaid principal and accrued and unpaid interest due under the note; and (iii) rescind for a minimum of thirty days from the date of the agreement the notice of default delivered to us in March 2010. In February 2011, we received a letter from the Lender stating that we were again in default.

2008 Notes Payable - In 2008, we entered into an agreement with one of our vendors, whereby the accounts payable balance owed was converted to an unsecured note payable, due in eight equal payments of $12,500 beginning in August 2008. As described in Note 4, in December 2010, the notes payable totaling $87,000 were settled in full by the issuance of approximately 6,945,000 shares of our common stock.

2009 Notes Payable - In February 2009, we entered into a Securities Purchase Agreement ( with amendments, the “Agreement”) with each of Agile Opportunity Fund, LLC and Capitoline Advisors Inc. (the “Investors”) pursuant to which we subsequently received funding through the issuance of promissory notes (the “Notes”) totaling approximately $1.1 million and an aggregate purchase price of $920,000, with a maturity date in  August 12, 2009 and prepaid interest at the rate of 18% per annum. The Notes are convertible into shares of our common stock at a conversion price of $3.33 per share, at the discretion of the note holder. The Notes are collateralized by a pledge of all our assets and, upon conversion, have certain piggyback registration rights. In October 2009, we entered into an amendment to the Agreement whereby we issued 10,000,000 shares of our common stock to be held as additional collateral for the Notes.

In April 2010, we received a letter from the Investors stating that we were in default under the Agreement and demanding payment of approximately $1.4 million for principal and interest due under the Notes. In conjunction with the notice of default, the Investors foreclosed on 4,502,306 shares of the 10,000,000 shares, valued at $991,000, of our common stock held as collateral and was applied against the principal of the Notes. In October 2010, the Investors foreclosed on an additional 1,600,000 shares valued at $61,000 which has been applied against the principal of the Notes. The remaining 3,897,694 collateral shares have been recorded as issued, but not outstanding at December 31, 2010. The remaining 3,897,694 collateral shares, valued at $43,000, were foreclosed on in January 2011. All shares released to the Investors were recorded based on the closing price of our common stock on the release date and have been applied against the balance of the Notes. Included in our December 31, 2010 condensed consolidated balance sheet at December 31, 2010 are notes payable of $104,000 and accrued interest of $196,000.

February 2010 Notes Payable – In February 2010, we entered into an agreement with one of our professional service providers, whereby our accounts payable balance of $141,000 owed was converted to a 6% note payable due June 1, 2010. As of December 31, 2010, the principal balance was $136,000, accrued interest was $7,000, and amounts are past due.

June 2010 Notes Payable - In June 2010, we entered into an advisory services agreement with Summit Trading Limited (“Summit”), whereby they will identify, introduce, engage, and compensate investor relations and/or public relations firms on our behalf. Under the terms of this agreement, as consideration for those services, we issued a non-interest bearing note payable in the amount of $300,000 payable upon demand and recognized expense of $300,000. In December 2010, we paid $50,000 of the note payable by the issuance of shares of our common stock leaving a balance due of $250,000 at December 31, 2010 (see Note 3.)

October and November 2010 Convertible Debentures

In October and November 2010, we issued 180 day debentures to an investor for total cash proceeds of $55,000. The debentures bear interest at an annual rate of 8% with principal and interest convertible into our common shares at our option or the option of the investor. The debentures plus accrued interest are convertible by the investor at a price per share equal to the lower of fifty percent of the average of the three lowest closing bid prices of our common stock for the thirty trading days immediately prior to the date that we receive notice of conversion or fifty percent of the lowest traded price for the twenty days trading prior to the closing of this agreement. We are entitled, until payment in full of the debentures, to convert the debentures at a price per share equal to fifty percent of the closing bid price of the common stock on the date that we issue such notice of conversion. We have recorded the fair value of the beneficial conversion feature in the amount of $55,000 as debt discount to be amortized to interest expense over the terms of the debentures with $15,000 amortized to interest expense during the three months ended December 31, 2010. The remaining $40,000 will be amortized over the remaining lives of the debentures.

Note 3. Stockholders’ Equity

Preferred Stock - Our board of directors has the authority to designate and issue up to 5,000,000 shares of $0.001 par value preferred stock in one or more series, and to fix and determine the relative economic rights and preferences of preferred shares any or all of which may be greater than the rights of our common stock, as well as the authority to issue such shares without further stockholder approval. As a result, our Board of Directors could authorize the issuance of a series of preferred stock that would grant to holders preferred rights to our assets upon liquidation, the right to receive dividends before dividends are declared to holders of our common stock, and the right to the redemption of such preferred shares, together with a premium, prior to the redemption of the common stock. Preferred stock is designated 2,500,000 shares to Series A.

In January 2011, our board of directors approved the issuance of 2,312,727 shares of Series A preferred stock (“Series A”) at a purchase price of $0.055 per share for net proceeds received of $127,200 to an investor under a Series A Securities Purchase Agreement. The Series A has no redemption rights or rights to dividends. In addition, each share of Series A is convertible, at the discretion of our management, into 4.1 shares of our common stock. Conversion is conditional upon an increase to the number of our authorized common stock. In addition, the holder of Series A preferred stock shall vote together as a single class with the holders of our common stock with respect to any proposal to increase the authorized shares of our common stock. The Series A preferred stock holder shall be entitled to forty votes for each share of Series A preferred stock with respect to such proposal. In February 2011, we filed with the State of Nevada certificates of withdrawal for 4,996,500 and 3,500 shares of our preferred stock designated to Series A and Series B, respectively. Also in February, we filed a certificate of designation for 2,500,000 shares of Series A preferred stock.

Common Stock - We are authorized to issue up to 80 million shares of $0.001 par value common stock. Holders of our common stock are entitled to one vote for each share held of record on all matters submitted to a vote of the holders of our common stock. Subject to the rights of the holders of any class of our capital stock having any preference or priority over our common stock, the holders of shares of our common stock are entitled to receive dividends that are declared by our board of directors out of legally available funds. In the event of our liquidation, dissolution or winding up, the holders of our common stock are entitled to share ratably in our net assets remaining after payment of liabilities, subject to prior rights of preferred stock, if any, then outstanding. Our common stock has no preemptive rights, conversion rights, redemption rights, or sinking fund provisions, and there are no dividends in arrears or in default. All shares of our common stock have equal distribution, liquidation and voting rights and have no preferences or exchange rights.

In February 2011, we filed with the Securities and Exchange Commission a preliminary consent solicitation to increase our authorized common stock from 80 million to 500 million shares. The holder of our Series A Preferred Stock has indicated to us that it intends to consent to this proposal. Because the investor holds approximately 53% of the voting power with respect to this proposal, the holder of the Series A Preferred Stock has sufficient voting power to approve this proposal.

During the three months ended December 31, 2010, we issued 18,040,000 shares of our common stock, valued at $445,000, to five investors in payment for outstanding debt balances. The total face value of debt converted to common stock consisted of $139,000 of short-term notes payable and $87,000 of vendor accounts payable. This resulted in a loss on extinguishment of debt of $219,000 which was recorded in the three months ended December 31, 2010.

In October 2010, the Investors foreclosed on an additional 1,600,000 shares valued at $61,000 which has been applied against the principal of the Notes (see Note 2.)

In November 2010, we issued 2,000,000 shares of our common stock to an advisor, valued at $92,000, for investment and public relations services.

Long Term Incentive Compensation Plan – Our Long Term Incentive Compensation Plan ("the Plan") was adopted in 2006 and amended in 2008. Under the amended Plan, the maximum number of shares issuable is 6,000,000. The Plan is to continue for a term of ten years from the date of its adoption. The Plan is administered by our board of directors. We have granted stock options under the plan to employees, members of our board of directors, and advisors and consultants. No options have been exercised. Options are exercisable for ten years from date of grant. In October of 2010, our board of directors amended the plan to increase the authorized shares issuable under the Plan to 16,000,000. Our stockholders have not yet approved that amendment. The following table summarizes stock option activity during the three months ended December 31, 2010:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at September 30, 2010 (3,113,115 exercisable options)	3,936,760	$0.120
Grants	7,440,000	0.023
Forfeitures	(187,169)	1.280
Cancellations	(19,406)	0.080
Exercised	-	-
Outstanding at December 31, 2010 (5,051,702 exercisable options)	11,170,185	$0.048

Of the 11,170,185 options outstanding at December 31, 2010, the exercise of 11,160,735 are contingent upon an increase to our authorized common shares. Of the 5,051,702 exercisable options, the exercise of 5,043,227 are contingent upon an increase to our authorized common shares.

The weighted average remaining contractual lives of outstanding options was 9.7 years. For exercisable options as of December 31, 2010, the weighted average contractual term was 9.6 years.

As of December 31, 2010, we had approximately $257,000 of total unrecognized compensation cost related to non-vested stock-based awards granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize this cost in 2011 and 2012.

As of December 30, 2010, the aggregate intrinsic value of options outstanding, representing the excess of the closing market price of our common stock over the exercise price, is nil.

We determine the value of share-based compensation using the Black-Scholes fair value option-pricing model with the following weighted average assumptions for options granted during the three months ended December 31, 2010:

Risk free interest rate	1.49%
Expected dividend yield	0.0%
Volatility	215%
Expected life in years	5

There were no options granted during the three months ended December 31, 2009. Share-based payments recognized as expense are as follows for the three months ended December 31, 2010 and 2009:

	2010	2009
Common stock options	$127,400	$55,652
Common stock purchase warrants	13,792	6,448
Issuance of common stock	92,000	1,965,721
Total share based payments	$233,192	$2,027,821

Total share based payments were recorded as follows:
Research and development expense	4,682	-
General and administrative	228,510	2,027,821
	$233,192	$2,027,821

In November 2010, we issued to employees an aggregate of 7,440,000 options having an exercise price of $0.023 per share, which was equal to the fair value of our common stock on the date of grant. Exercise of these shares is conditional upon an increase to the number of authorized shares of our common stock.

Warrants – At December 31, 2010, there were warrants outstanding for the purchase of approximately 974,474 shares of our common stock at a weighted average exercise price of $16.03 per share. No warrants were granted, exercised or expired during the three months ended December 31, 2010. Warrants outstanding at December 31, 2010 expire at various dates from February 2011 to November 2014.

Employee Stock Purchase Plan - In 2008, we adopted an Employee Stock Purchase Plan, under which the number of shares of common stock that may be sold shall not exceed, in the aggregate, 900,000 shares. No shares have been purchased under this plan

Note 4. Commitments and Contingencies

Our offices and laboratory facilities are leased under a lease agreement which expired in 2009. We currently lease on a month-to-month basis and intend to negotiate with the landlord for a lease extension. As of December 31, 2010, monthly minimum rental and related payments were approximately $19,000 per month.

Pertaining to severance obligations and related costs in 2008, our former Chairman, President and Chief Executive Officer as an officer and director, has initiated a lawsuit against us in the Superior Court for the State of Washington alleging breach of contract in the amount of $275,000, plus interest, and willful failure to pay wages for which double damages or twice the amount of the wages allegedly withheld are sought. We dispute these claims and will defend our rights vigorously. While we have not made any payments and contest that any payment is due under our agreements with the former officer, included in accounts payable, is $314,000, which was recognized as expense in 2008.

As disclosed in Note 2, we have received notices of default on various note payable obligations and are engaged in discussions with our creditors regarding these obligations.

In 2009, we entered into an agreement with an investment firm whereby the firm committed to from us at our sole discretion, shares of our preferred stock through July 2010. No shares were issued as no funds were received upon notices issued and the agreement has expired. In May 2010, we received a notice from the firm alleging the firm was entitled to fees of $500,000 pertaining to the agreement. We dispute this claim and will defend our rights vigorously. No amounts have been recorded for this contingency in these condensed consolidated financial statements.

We are subject to various legal proceedings and claims that arise in the ordinary course of business. Our management currently believes that resolution of such legal matters will not have a material adverse impact on our consolidated financial position, results of operations or cash flows.

Note 5. Deferred Salaries Executive Officers

In response to our working capital limitations, we have deferred the payments of salaries payable to our Chief Executive Officer and our Chief Financial Officer. In our condensed consolidated balance sheets at December 31, 2010 and September 30, 2010, we have recorded balances of approximately $225,000 and $158,000, respectively, to accrued expenses pertaining to these deferred payments.

Note 6. Subsequent Events

Subsequent to December 31, 2010 we received approximately $47,000 from investors in advances for equity or for debt investment.

 In January 2011, certain notes payable holders, under the default terms of a securities purchase agreement, foreclosed on 3,897,694 shares of our common stock which represented the remaining shares held as collateral under the agreement. The market value of the shares totaling $43,000 has been applied against the balance due the note holders (see Note 2.)

In January 2011, our board of directors approved the issuance of 2,312,727 shares of Series A preferred stock (see Note 3).

In February 2011, we filed with the Securities and Exchange Commission a preliminary consent solicitation to increase our authorized common stock from 80 million to 500 million shares (see Note 3).

In February 2011, we received a letter from the Lender notifying us of default on certain notes payable (see Note 2.)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this report.

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

Liquidity, Going Concern and Capital Resources

We have prepared our condensed consolidated financial statements assuming that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We had approximately $4,000 in cash on hand as of December 31, 2010. At December 31, 2010, we have a working capital deficit (excess of current liabilities over current assets) of $4.3 million and an accumulated deficit of $54.4 million. Since our inception, we have reported net losses, including losses of approximately $857,000 during the three months ended December 31, 2010 and $5.2 million for our fiscal year ended September 30, 2010. We expect losses to continue in the near future as we grow and redeploy our operations. Net cash used by operating activities approximated $102,000 during the three months ended December 31, 2010 and $1.2 million for our fiscal year ended September 30, 2010. We have funded our operations through advances on stock subscriptions and short-term borrowings. In this regard, during the three months ended December 31, 2010, we raised approximately $48,000 advances on stock subscriptions and $55,000 through note payable borrowings. Subsequent to December 31, 2010 we received approximately $47,000 from investors in advances for equity or for debt investment.

We have limited capital resources and have sustained substantial losses, which raise substantial doubt about our ability to continue as a going concern. Investment funds received have not been sufficient to continue to support certain operating activities, which led to postponement in the deployment of our business strategy and curtailment of research and development activities during the fiscal year ended September 30, 2010. We continue to work with reduced staffing while we focus on raising capital. We must, therefore, raise sufficient capital to fund our overhead burden and our continuing research and development efforts going forward. Although we have received approximately $47,000 subsequent to December 31, 2010, without additional funding, our current cash resources are expected to last only into March 2011. Our operations are currently focused on raising capital, sales, and business development. We are dependent on existing cash resources and external sources of financing to meet our working capital needs. To satisfy our working capital requirements, we are currently seeking financing from the sale of debt or equity instruments to current investors and potential strategic investors. There is no assurance that we will be successful in raising this capital on a timely basis, if at all. The failure to obtain the necessary working capital would have a material adverse effect on the development program and business prospects and, depending upon the shortfall, we may have to curtail or cease our operations.

We are currently have a number of shares of common stock outstanding that is close to our authorized common stock limit, which could limit our ability to raise capital. Our authorized common stock is currently 80 million shares. As of February 15, 2011, we have 78,767,135 shares of common stock outstanding.
In addition to our common stock outstanding, as of February 15, 2011, we have potential stock equivalents outstanding including stock options, convertible debentures, warrants and Series A Preferred Stock convertible into shares of our common stock. Included in these derivative securities are Series A Preferred Stock convertible into 9,678,261 shares, options convertible into 11,710,185 shares, warrants convertible into 974,474 shares, and notes payable convertible into 36,230 shares of our common stock. Also, In October and November 2010, and in January 2011, we issued 180 day debentures to an investor for total cash proceeds of $60,000. The debentures with principal and interest are convertible into our common shares at our option or the option of the investor. The debentures plus accrued interest are convertible by the investor at a price per share equal to the lower of fifty percent of the average of the three lowest closing bid prices of our common stock for the thirty trading days immediately prior to the date that we receive notice of conversion or fifty percent of the lowest traded price for the twenty days trading prior to the closing of this agreement. We are entitled, until payment in full of the debentures, to convert the debentures at a price per share equal to fifty percent of the closing bid price of the common stock on the date that we issue such notice of conversion. In February 2011, we also issued 180 day debentures to an investor for cash proceeds of $30,000. The debentures with principal and interest are convertible into our common shares solely at the option of the investor. The debentures plus accrued interest are convertible by the investor at a price equal to the lower of $0.005 per share or fifty percent of lowest trading price within ninety days of the agreement date.
Potential stock equivalents representing approximately 20,839,000 shares of common stock are either convertible only at our option or are contingent upon our increasing our authorized common stock. We intend to seek stockholder approval to increase our authorized common stock to 500 million shares. We filed a preliminary consent solicitation statement with the Securities and Exchange Commission regarding increasing our authorized common stock, which we intend to mail to our stockholders as soon as possible. There is no assurance that our stockholders will approve the increase in our authorized common stock, which would have a material adverse effect on our ability to raise capital and our ability to continue as a going concern.
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

Recent Financing Activities

Subsequent to December 31, 2010, we received approximately $47,000 from investors in advances for equity or for debt investment.

In January 2011, certain notes payable holders, under the default terms of a securities purchase agreement, foreclosed on 3,897,694 which represented the remaining shares held as collateral under the agreement. The market value of the shares totaling $43,000 has been applied against the balance due the note holders.

In January 2011, we issued 2,312,727 shares of Series A Preferred Stock in consideration for funds advanced to us since August 2009 in the amount of $127,000.

In February 2011, we filed with the Securities and Exchange Commission a preliminary consent solicitation to increase our authorized common stock from 80 million to 500 million shares.

Comparison of Quarterly Results of Operations

The following table shows our revenue and expenses for the three months ended December 31, 2010 and 2009:

NEAH POWER SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended December 31,
	2010	2009
Revenues	$-	$-
Operating expenses
Research and development expense	53,695	180,651
General and administrative expense	499,355	2,318,946
Total operating expenses	553,050	2,499,597
Loss from operations	(553,050)	(2,499,597)

Other expense
Financing costs	-	(101,765)
Interest expense	(84,353)	(276,223)
Loss on extinguishment of debt	(219,261)	-
Net Loss	$(856,664)	$(2,877,585)

Research and Development. Research and development expenses (“R&D”) consist primarily of salaries and other personnel-related expenses, consulting and other outside services, laboratory supplies, facilities costs and other costs and expense as incurred. Expense for the first quarter of 2011 decreased as compared to the first quarter of 2010, due to the following:

•	R&D salaries expense decreased by $93,000, to $7,000 in the first quarter 2011 due to reductions in personnel.

•	Facilities expenses decreased by $28,000, to $41,000 in the first quarter 2011 primarily due to a decrease in facilities operating expenses resulting from reductions in personnel.

We anticipate that R&D expenditures will increase significantly as we obtain financing to support additional development efforts and the manufacture of our products.

General and Administrative. General and administrative expenses (“G&A”) consist primarily of salaries and other personnel related expenses to support our R&D activities, non-cash stock-based compensation for general and administrative personnel and non-employee members of our board of directors, professional fees, such as accounting and legal, corporate insurance and facilities costs. The significant decrease in G&A expense in the first quarter of 2011 as compared to the first quarter of 2010 was primarily due to decreased public relations and marketing. Public relations and marketing expenses decreased by $1,929,000 to $95,000 in the first quarter of 2011 from $1,932,000 in the first quarter of 2010, due to the non-cash expense we incurred in 2010 related to the shares issued pursuant to the advisory services agreement with Summit Trading Limited to identify, introduce, engage, and compensate investor relations and/or public relations firms on our behalf which we entered into in the first quarter of 2010. These were partially offset in the first quarter 2011 by non-cash expense of $92,000 incurred related to shares issued in payment of investment and public relations services.

G&A expenses also increased due to the following:

•
G&A salaries expense increased by $6,000, to $138,000 in the first quarter of 2011 from $132,000 recorded in the first quarter of 2010, primarily due to the reestablishment of officer salaries to earlier levels from 2008. All additional salaries were approved by our board of directors and payments have been deferred until we receive adequate financing.

•
 Non-director stock compensation increased by $41,000, to $86,000 in the first quarter of 2011 from $45,000 recorded in the first quarter of 2010. This increase was due to stock options issued to management and employees in November 2010 to encourage retention and to compensate for salary reductions and deferrals. In addition, we recorded $14,000 in warrant compensation in the first quarter of 2011, compared with $6,000 in the first quarter of 2010. Director stock based compensation increased in the first quarter of 2011 by $26,000 to $37,000 from $11,000 in the same period in 2010.

•
Professional services expenses decreased by $49,000, to $128,000 in the first quarter of 2011 from $177,000 recorded in the first quarter of 2010 primarily due to decreased non-cash consulting services in 2011.

Financing costs. We incurred financing costs and fees related to our outstanding loans. Financing costs decreased for the three months ended December 31, 2010 to nil from $102,000 in the prior year’s period. The decreased financing costs were due to non-interest expenses and fees associated with loans incurred in the three months ended December 31, 2009.

Interest expense. We incurred interest expense on our outstanding loans. Interest expense decreased for the three months ended December 31, 2010 to $84,000 from $276,000 in the prior year. This decrease was primarily due to the decreases in the principal balances of outstanding note payable resulting from foreclosure of common shares held as collateral by the holders of the notes.

Off-Balance Sheet Arrangements

As of December 31, 2010, we did not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide this information.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that material information is: (1) gathered and communicated to our management, including our principal executive and financial officers, on a timely basis; and (2) recorded, processed, summarized, reported and filed with the SEC as required under the Securities Exchange Act of 1934, as amended.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective for gathering, analyzing and disclosing the information that we are required to disclose in reports filed under the Securities Exchange Act of 1934, as amended.

Changes In Internal Controls Over Financial Reporting.

No changes were made in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations On Disclosure Controls And Procedures.

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

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

On December 4, 2009, our landlord filed a lawsuit against us for unpaid rent in the amount of $76,069 in the case styled Teachers Insurance & Annuity v. Neah Power Systems, Inc. in the Superior Court of the State of Washington, County of King (Case No. 09-2112914). Our landlord was granted a default judgment in December 2009 in the amount of $81,106.11. Pursuant to that judgment, in January 2010 we received a notice of eviction from our landlord because of the unpaid rent. Since the notice, we have paid $134,000 against that balance the landlord has extended the date for eviction. We owe approximately $224,000 of rent to the landlord as of the date of this report. We hope to avoid eviction by negotiating a payment plan acceptable to the landlord.

On January 20, 2010, our former Chief Executive Officer, Paul Abramowitz, initiated a lawsuit against us in the Superior Court for the State of Washington styled Abramowitz v. Neah Power Systems, et al. (Case No. 10-2-3688-1 SEA) in which Mr. Abramowitz has sued for breach of his employment contract in the amount of $275,000, plus interest, and willful failure to pay wages for which he seeks double damages or twice the amount of the wages allegedly withheld. Other persons presently affiliated with the Company or affiliated with the Company in the past, including Gerard C. D’Couto, Stephen M. Wilson, Jon M. Garfield, Ed Cabrera, Michael Selsman, Paul Sidlo, James Smith and Robert J. McGovern, were also named as defendants in the Abramowitz lawsuit. In connection with the Abramowitz lawsuit, our former director, James Smith, has filed a cross-complaint against the Company, the other defendants in the Abramowitz lawsuit, Michael Solomon, Leroy Olsen and Buzz Aldrin for breach of contract and unpaid wages related to Mr. Smith’s past service on our board of directors. We are contesting both lawsuits.

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

Item 1A.	Risk Factors.

Investors should carefully consider the risk factors set forth in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2010 which could materially affect our business, financial position and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended December 31, 2010, we issued to five investors 18,040,000 shares of our common stock, valued at $445,000, in settlement for outstanding debt balances. The total face value of debt settled in common stock consisted of $139,000 of short-term notes payable and $87,000 of vendor accounts payable. There were no discounts, sales or underwriting commissions incurred in connection with the financing.

In October 2010, lenders foreclosed on 1,600,000 shares of common stock valued at $61,000 which has been held as collateral against outstanding notes payable balances. The value of the stock was applied against the principal of the notes payable. There were no discounts, sales or underwriting commissions incurred in connection with the financing.

In November 2010, we issued 2,000,000, valued at $92,000, for consulting services. There were no discounts, sales or underwriting commissions incurred in connection with the financing.

In October and November 2010, we issued 180 day debentures to an investor for total cash proceeds of $55,000. The debentures are convertible by the investor at a price per share equal to the lower of fifty percent of the average of the three lowest closing bid prices of the Common Stock for the thirty trading days immediately prior to the date that the Company receives notice of conversion or fifty percent of the lowest traded price for the twenty days trading prior to the closing of this agreement. We are entitled, until payment in full of the debentures, to convert the debentures at a price per share equal to fifty percent of the closing bid price of the of the common stock on the date that we issue such notice of conversion.

The issuance of shares of our common stock above was made in reliance on the exemption provided by Section 4(2) of the Securities Act for the offer and sale of securities not involving a public offering. Our reliance on Section 4(2) was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there were only a limited number of offerees; (c) there were no subsequent or contemporaneous public offerings of the securities by us; (d) the securities were not broken down into smaller denominations; and (e) the negotiations for the sale of the stock took place directly between the offeree and us.

Item 3.	Defaults Upon Senior Securities.

In November 2007, we received net proceeds of $465,000 and issued to a lender (the “Lender”) a $500,000 12% convertible secured promissory note, which was amended to mature in September 2008. We entered into an amended loan agreement, whereby the Lender agreed to forbear from exercising any remedies available under the loan documents or applicable law through March 2009, and in exchange, we agreed to pay a fee of $567,000 which was added to the principal balance of the loan and payable in cash or stock at our discretion. In 2009, we released to the Lender 1,635,000 shares held by the Lender as collateral shares valued at $327,000 based on the closing price of our common stock on the release date, which we recorded as a partial payment of the fee. In March 2010, we received a letter from the Lender stating that we were in default on the outstanding note. We are contesting the default notice and are disputing the validity of, among other things, the fee which was added to the note balance, and treatment of release of shares as a reduction of the fee. We have not reflected any change to previous accounting treatment for the transactions given the uncertainty regarding the ultimate resolution of these matters. To the extent new facts become known or ultimate settlement of this note occurs, the impact of the change will be reflected in the consolidated financial statements at that time. Included in our condensed consolidated balance sheet as of December 31, 2010 are notes payable of $740,000 and accrued interest of $417,000. On July 22, 2010, we entered into an agreement with the Lender pursuant to which we agreed to issue 240,000 shares of our common stock to the Lender. In exchange, the Lender agreed to (i) limit the number of shares of our common stock that it would sell; (ii) return any excess shares after sales proceeds received equal the unpaid principal and accrued and unpaid interest due under the note; and (iii) rescind for a minimum of thirty days from the date of the agreement the notice of default delivered to us in March 2010. In February 2011, we received a letter from the Lender stating that we were again in default.

Item 4.	Other Information.

None.

Item 5.	Exhibits.

See the Exhibit Index immediately following the signature page of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEAH POWER SYSTEMS, INC.

Dated: February 22, 2011	By:	/s/ GERARD C. D’COUTO
Gerard C. D’Couto
President and Chief Executive Officer
(Principal Executive Officer)

Dated: February 22, 2011	By:	/s/ STEPHEN M. WILSON
Stephen M. Wilson
Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit No.	Document Description	Incorporation by Reference
3.1	Certificate of Withdrawal of Certificate of Designation of Series A Preferred Stock.	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 8-K filed on February 7, 2011 and incorporated herein by reference.
3.2	Certificate of Withdrawal of Certificate of Designation of Series B Preferred Stock .	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 8-K filed on February 7, 2011 and incorporated herein by reference.
3.3	Certificate of Designation of Series A Preferred Stock.	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 8-K filed on February 9, 2011 and incorporated herein by reference.
10.1	Series A Preferred Stock Purchase Agreement by and between Neah Power Systems, Inc. and Investor Relations Services, Inc.	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 8-K filed on February 9, 2011 and incorporated herein by reference.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.	Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer.	Filed herewith.
32	Section 1350 Certification.	Filed herewith.