Form 10-Q
period 2011-03-31
NEAH POWER SYSTEMS, INC.
filed 2011-05-23
CIK 1162816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 20, 2011
Common Stock, $0.001 par value	103,975,638

Neah Power Systems, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended March 31, 2011

TABLE OF CONTENTS

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

NEAH POWER SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2011 and September 30, 2010

ASSETS
	March 31,	September 30,
	2011	2010
Current assets
Cash and cash equivalents	$9,360	$2,871
Prepaid expenses and other current assets	23,214	24,867
Total current assets	32,574	27,738

Property and equipment, net	17,682	22,919

Total assets	$50,256	$50,657

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$1,881,853	$1,664,296
Accrued interest	684,629	551,711
Accrued expenses and other liabilities	661,894	478,446
Notes payable - related party	-	300,000
Notes payable, net of debt discount	1,248,912	1,130,043
Deferred revenue	189,500	189,500
Total current liabilities	4,666,788	4,313,996

Total liabilities	4,666,788	4,313,996

Commitments and contingencies

Stockholders' deficit
Preferred stock, 5,000,000 shares authorized
Series A preferred stock and additional-paid-in capital, convertible
$0.001 par value, 2,500,000 shares designated, 2,312,727 and 0 shares
issued and outstanding, respectively	127,200	-
Common stock and additional paid-in-capital
$0.001 par value, 500,000,000 shares authorized, 95,005,561 and 59,175,376
shares issued and 94,557,204 and 53,229,325 outstanding, respectively	50,442,950	49,253,823
Accumulated deficit	(55,186,682)	(53,517,162)
Total stockholders' deficit	(4,616,532)	(4,263,339)

Total liabilities and stockholders' deficit	$50,256	$50,657

See Notes to Condensed Consolidated Financial Statements

NEAH POWER SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended March 31, 2011 and 2010

	For the three months ended March 31,		For the six months ended March 31,
	2011	2010	2011	2010
Revenues	$-		$-	$-

Operating expenses
Research and development expense	112,401	193,052	166,370	373,702
General and administrative expense	545,806	677,052	1,044,887	2,995,998

Total operating expenses	658,207	870,104	1,211,257	3,369,700

Loss from operations	(658,207)	(870,104)	(1,211,257)	(3,369,700)

Other expenses
Financing costs	(10,000)	(23,306)	(10,000)	(125,071)
Interest expense	(104,310)	(337,940)	(188,663)	(614,164)
Loss on extinguishment of debt	(40,339)	-	(259,600)	-

Net Loss	$(812,856)	$(1,231,350)	$(1,669,520)	$(4,108,935)

Basic and diluted loss per common share	$(0.01)	$(0.03)	$(0.02)	$(0.11)

Basic and diluted weighted average common shares
outstanding	79,877,793	37,612,817	71,799,430	36,698,748

 See Notes to Condensed Consolidated Financial Statements

NEAH POWER SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended March 31, 2011 and 2010

	For the six months ended March 31,
	2011	2010

Cash flows from operating activities:
Net loss	$(1,669,520)	$(4,108,935)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	5,237	11,534
Amortization of deferred financing costs	-	114,160
Amortization of intangible assets	-	178,361
Share-based payments included in operating expenses	347,178	2,193,913
Amortization of debt discount	55,745	36,958
Interest paid with common stock	-	286,026
Loss on extinguishment of debt	259,600	-
Changes in operating assets and liabilities, net of effects of business combination
Prepaid expenses and other current assets	1,652	11,314
Accounts payable	437,040	144,706
Accrued expenses and other liabilities	289,867	243,014
Net cash used by operating activities	(273,201)	(888,949)

Cash flows from investing activities:
Other	-	1,388

Cash flows from financing activities:
Net proceeds from sale of common stock	-	115,988
Net proceeds from notes payable	125,990	183,424
Advances on stock subscriptions	26,500	617,144
Proceeds from warrant exercises	-	869
Proceeds from sale of Series A convertible preferred stock	127,200	-
Net cash provided by financing activities	279,690	917,425

Net change in cash and cash equivalents	6,489	29,864

Cash and cash equivalents, beginning of period	2,871	20,223

Cash and cash equivalents, end of period	$9,360	$50,087

Supplemental cash flow information

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Noncash investing and financing activities
Shares issued in connection with settlement of liabilities	$721,959	$46,639
Issuance of common stock for Solcool acquisition	$-	$245,148
Accounts payable financed with Note Payable	$-	$141,047
Deferred financing costs paid with issuance of common stock	$-	$74,780
Original issue discount on notes payable	$-	$28,123
Beneficial conversion feature notes payable	$119,990	$-

 See Notes to Condensed Consolidated Financial Statements

NEAH POWER SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
for the six months ended March 31, 2011

	Preferred Stock and APIC		Common Stock and APIC
			Number			Total
	Number		of Shares		Accumulated	Stockholders'
	of Shares	Amount	Outstanding	Amount	Deficit	Deficit
Balances at September 30, 2010	-	-	53,229,325	$49,253,823	$(53,517,162)	$(4,263,339)
Shares issued in connection with settlement of liabilities			39,327,879	721,959		721,959
Common stock and warrants issued for services			2,000,000	123,965		123,965
Compensation related to stock options, net of cancellations and forfeitures				223,213		223,213
Proceeds from Series A Preferred Funding	2,312,727	127,200				127,200
Beneficial conversion feature on convertible debentures issued				119,990		119,990
Net loss for the six months ended March 31, 2011					(1,669,520)	(1,669,520)
Balances at March 31, 2011	2,312,727	$127,200	94,557,204	$50,442,950	$(55,186,682)	$(4,616,532)

 See Notes to Condensed Consolidated Financial Statements

NEAH POWER SYSTEMS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

Note 1. Description of Business and Summary of Significant Accounting Policies

Organization - Our Company was incorporated in the State of Nevada in February 2001 and in 2006, merged with and into Neah Power Washington, and changed our name to Neah Power Systems, Inc. and became the parent corporation of Neah Power Washington. Neah Power Systems, Inc., together with its subsidiary, is referred to as the “Company” “we” “us” or “our”.

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

Going Concern - The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of our Company as a going concern. Since our inception, we have reported net losses, including losses of approximately $1.7 million during the six months ended March 31, 2011 and $5.2 million for our fiscal year ended September 30, 2010. We expect losses to continue in the near future as we grow and redeploy our operations. At March 31, 2011, we have a working capital deficit of $4.6 million and an accumulated deficit of $55.2 million. Net cash used by operating activities approximated $273,000 during the six months ended March 31, 2011 and $1.2 million for our fiscal year ended September 30, 2010. We have funded our operations through sales of our common stock, advances on stock subscriptions and short-term borrowings. In this regard, during the six months ended March 31, 2011, we raised approximately $27,000 in advances on stock subscriptions, $126,000 through note payable borrowings, and $127,000 in funding from Series A Preferred Stock (“Series A”) issued. Subsequent to March 31, 2011 we received approximately $135,000 from investors in advances for equity or for debt investment.

Investment funds received have not been sufficient to continue to support certain operating activities, which led to postponement in the deployment of our business strategy and curtailment of research and development activities during the fiscal year ended September 30, 2010. We continue to work with reduced staffing while we focus on raising capital. Without additional funding, our cash is estimated to support our operations only into June 2011. These factors, and those of the preceding paragraph, raise substantial doubt about our ability to continue as a going concern.

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

Basis of Preparation and significant Accounting Policies

Basis of preparation of interim financial statements - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements. The accompanying unaudited financial information should be read in conjunction with the audited consolidated financial statements, including the notes thereto, as of and for the fiscal year ended September 30, 2010, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission. The information furnished in this report reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of our consolidated financial position, results of operations and cash flows for each period presented. The results of operations for the interim period ended March 31, 2011 are not necessarily indicative of the results for any future period.

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

Net loss per share - Basic and diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Common stock equivalents are excluded as the effect would be anti-dilutive due to our net losses. The following numbers of shares have been excluded from net loss per share computations:

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
Convertible Series A Preferred Stock	9,472,340	-	9,472,340	-
Convertible debt	82,176	351,337	82,176	351,337
Common stock options	11,170,185	2,858,245	11,170,185	2,858,245
Common stock purchase warrants	989,974	1,012,774	989,974	1,012,774

The convertible debt in this table does not include convertible debt where the price may be calculated using future market prices for our common stock.

Note 2. Notes Payable

2007 Notes payable - In November 2007, we received net proceeds of $465,000 and issued to CAMHZN Master LDC (the “Lender”) a $500,000 12% convertible secured promissory note (the “Note Agreement”), which was amended to mature in September 2008. We entered into an amended loan agreement, whereby the Lender agreed to forbear from exercising any remedies available under the loan documents or applicable law through March 2009, and in exchange, we agreed to pay a fee of $567,000 which was added to the principal balance of the loan and payable in cash or stock at our discretion. Since entering into the Note Agreement, we have issued approximately 764,000 shares of our common stock as payments under the agreement. In addition, ,we released to the Lender in 2009 1,635,000 shares of Company common stock held by the Lender as collateral shares valued at $327,000 based on the closing price of our common stock on the release date, which we recorded as a partial payment of the fee. On July 22, 2010, we entered into an agreement with the Lender pursuant to which we agreed to issue 240,000 shares of our common stock to the Lender. In exchange, the Lender agreed to (i) limit the number of shares of our common stock that it would sell; (ii) return any excess shares after sales proceeds received equal the unpaid principal and accrued and unpaid interest due under the note; and (iii) rescind for a minimum of thirty days from the date of the agreement the notice of default delivered to us in March 2010. In March 2010 and February 2011, we received letters from the Lender stating that we were in default on the outstanding note. We are contesting the default notices and are disputing the validity of, among other things, the fee which was added to the note balance, and treatment of release of shares as a reduction of the fee. In May 2011, we issued a notice to the Lender that we believe that, under the terms of the Notes and New York State law and given total payments made to the Lender through the issuance of our common stock, we have repaid the notes in full. Included in our condensed consolidated balance sheet as of March 31, 2011 are notes payable of $740,000 and accrued interest of $476,000. We have not reflected any change to previous accounting treatment for the transactions given the uncertainty regarding the ultimate resolution of these matters. To the extent new facts become known or ultimate settlement of this note occurs, the impact of the change will be reflected in the consolidated financial statements at that time.

2008 Notes Payable - In 2008, we entered into an agreement with one of our vendors, whereby the accounts payable balance owed was converted to an unsecured note payable, due in eight equal payments of $12,500 beginning in August 2008. As described in Note 3, in December 2010, the notes payable totaling $87,000 were settled in full by the issuance of approximately 6,945,000 shares of our common stock.

2009 Notes Payable - In February 2009, we entered into a Securities Purchase Agreement (with amendments, the “Agreement”) with each of Agile Opportunity Fund, LLC and Capitoline Advisors Inc. (the “Investors”) pursuant to which we subsequently received funding through the issuance of promissory notes (the “Notes”) totaling approximately $1.1 million and an aggregate purchase price of $920,000, with a maturity date of August 12, 2009 and prepaid interest at the rate of 18% per annum. The Notes are convertible into shares of our common stock at a conversion price of $3.33 per share, at the discretion of the note holder. The Notes are collateralized by a pledge of all our assets and, upon conversion, have certain piggyback registration rights. In October 2009, we entered into an amendment to the Agreement whereby we issued 10,000,000 shares of our common stock to be held as additional collateral for the Notes.

In April 2010, we received a letter from the Investors stating that we were in default under the Agreement and demanding payment of approximately $1.4 million for principal and interest due under the Notes. In conjunction with the notice of default, the Investors foreclosed on 4,502,306 of the 10,000,000 shares, valued at $991,000, of our common stock held as collateral and was applied against the principal of the Notes. In October 2010, the Investors foreclosed on an additional 1,600,000 shares valued at $61,000 which has been applied against the principal of the Notes. The remaining 3,897,694 collateral shares, valued at $43,000, were foreclosed on in January 2011. All shares released to the Investors were recorded based on the closing price of our common stock on the release date and have been applied against the balance of the Notes. In May 2011, we issued a notice to the Investors that we believe that, under the terms of the Notes and New York State law and given the payments made to the Investors through the issuance of our common stock, we have repaid the notes in full. Included in our condensed consolidated balance sheet at March 31, 2011 are notes payable of $61,000 and accrued interest of $197,000. We have not reflected any change to previous accounting treatment for the transactions given the uncertainty regarding the ultimate resolution of these matters. To the extent new facts become known or ultimate settlement of the Notes occurs, the impact of the change will be reflected in the consolidated financial statements at that time.

February 2010 Notes Payable – In February 2010, we entered into an agreement with one of our professional service providers, whereby our accounts payable balance of $141,000 owed was converted to a 6% note payable due June 1, 2010. As of March 31, 2011, the principal balance was $136,000, accrued interest was $9,000, and amounts are past due.

June 2010 Note Payable - In June 2010, we entered into an advisory services agreement with Summit Trading Limited (“Summit”), whereby they will identify, introduce, engage, and compensate investor relations and/or public relations firms on our behalf. Under the terms of this agreement, as consideration for those services, we issued a non-interest bearing note payable (the “Summit Note”) in the amount of $300,000 payable upon demand and recognized expense of $300,000. In December 2010, we paid $50,000 of the note payable by the issuance of shares of our common stock leaving a balance due of $250,000 at March 31, 2011 (see Note 3.) Subsequent to March 31, 2011, Summit assigned $135,000 of the note to an investor (see footnote 6).

Fiscal Year 2011 Convertible Debentures - In October and November 2010 and in January 2011, we issued 180 day debentures to an investor for total cash proceeds of $60,000. The debentures bear interest at an annual rate of 8% with principal and interest convertible into our common shares at our option or the option of the investor. The debentures plus accrued interest are convertible by the investor at a price per share equal to the lower of fifty percent of the average of the three lowest closing bid prices of our common stock for the thirty trading days immediately prior to the date that we receive notice of conversion or fifty percent of the lowest traded price for the twenty days trading prior to the closing of this agreement. We are entitled, until payment in full of the debentures, to convert the debentures at a price per share equal to fifty percent of the closing bid price of the common stock on the date that we issue such notice of conversion. We have recorded the value of the beneficial conversion feature in the amount of $60,000 as debt discount to be amortized to interest expense over the terms of the debentures with $30,000 and $45,000 amortized to interest expense during the three and six months ended March 31, 2011, respectively. The remaining $15,000 will be amortized over the remaining lives of the debentures. In April 2011, we received a notice to convert to common shares one of the debentures with a face value of $10,000. We did not honor that notice and paid the note and related interest in cash. We believe we have no further obligation on this note.

In February 2011 and March 2011, we issued 180 day debentures to an investor for total cash proceeds of $60,000. The debentures bear interest at an annual rate of 10% with principal and interest convertible into our common shares at the option of the investor. The February debenture agreement with a face value of $30,000 provides for conversion into common shares at $0.005 per share or 50% of the lowest trading price in the ninety days following February 10, 2011. In May 2011, that price was set at $0.0035 per share. The March 2011 debenture, also with a face value of $30,000, provides for conversion into common shares at a price equal to $0.005 per share or 50% of the average closing price of our common stock for the five days prior to the date of the notice to convert. We have recorded the value of the beneficial conversion feature in the amount of $60,000 as debt discount to be amortized to interest expense over the terms of the debentures with $11,000 amortized to interest expense during the three and six months ended March 31, 2011, respectively. The remaining $49,000 will be amortized over the remaining lives of the debentures.

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

In February 2011, we issued 2,312,727 shares of Series A at a purchase price of $0.055 per share for net proceeds of $127,200 to an investor under a Series A Securities Purchase Agreement. The Series A has no redemption rights. In addition, each share of Series A is convertible, at the discretion of our management, into 4.1 shares of our common stock. In addition, the holder of Series A preferred stock was authorized to vote together as a single class with the holders of our common stock with respect to the proposal to increase the authorized shares of our common stock filed as a preliminary consent solicitation with the SEC in February 2011. The Series A preferred stock holder was entitled to forty votes for each share of Series A preferred stock with respect to such proposal. In February 2011, we filed with the State of Nevada certificates of withdrawal for 4,996,500 and 3,500 shares of our preferred stock previously designated to Series A and Series B, respectively. Also in February, we filed a certificate of designation for 2,500,000 shares of Series A preferred stock.

Common Stock - We are authorized to issue up to 500 million shares of $0.001 par value common stock. Holders of our common stock are entitled to one vote for each share held of record on all matters submitted to a vote of the holders of our common stock. Subject to the rights of the holders of any class of our capital stock having any preference or priority over our common stock, the holders of shares of our common stock are entitled to receive dividends that are declared by our board of directors out of legally available funds. In the event of our liquidation, dissolution or winding up, the holders of our common stock are entitled to share ratably in our net assets remaining after payment of liabilities, subject to prior rights of preferred stock, if any, then outstanding. Our common stock has no preemptive rights, conversion rights, redemption rights, or sinking fund provisions, and there are no dividends in arrears or in default. All shares of our common stock have equal distribution, liquidation and voting rights and have no preferences or exchange rights.

In February 2011, we filed with the Securities and Exchange Commission a preliminary consent solicitation to increase our authorized common stock from 80 million to 500 million shares. The final result of the vote regarding the authorized common stock increase was as follows:

•	125,123,289 votes consenting to the authorized common stock increase proposal;

•	9,930,338 votes withholding consent to the authorized common stock increase proposal; and

•	286,392 votes abstaining.

The votes consenting to the authorized common stock increase equaled 73% of the voting power authorized to vote on the proposal. Accordingly, we filed the certificate of amendment to increase our authorized common stock from 80 million shares to 500 million shares of common stock on March 2, 2011, at which time approximately 54% of the Company’s voting power authorized to vote on the authorized common stock increase proposal had consented to such proposal.

During the three months ended March 31, 2011, Summit purchased certain of our trade debt in the amount of $82,000 owed to multiple vendors. On March 21, 2011, Summit and the Company entered into a Debt Settlement Agreement whereby Summit agreed to release the debt owed in exchange for shares of our common stock. Pursuant to the Debt Settlement Agreement, we issued 15,790,000 shares of our common stock, valued at $173,000. This resulted in a loss on extinguishment of debt of $91,000 which was recorded in the three months ended March 31, 2011. During the six months ended March 31, 2011, we issued a total of 33,830,000 shares of our common stock, valued at $618,000, to multiple investors in payment for certain of our outstanding debt balances purchased by the investors. The total face value of debt converted to common stock consisted of short-term notes payable of $139,000 and $168,000 of vendor accounts payable. This resulted in a loss on extinguishment of debt of $311,000 which was recorded in the six months ended March 31, 2011.

Southridge Partners II, LP - On March 31, 2011, we entered into an Equity Purchase Agreement (the “Equity Purchase Agreement”) with Southridge Partners II, LP (“Southridge”), a limited partnership organized and existing under the laws of the State of Delaware. Pursuant to the Equity Purchase Agreement, Southridge shall commit to purchase up to ten  million dollars ($10,000,000) of our common stock over the course of twenty four (24) months commencing the effective date of the initial Registration Statement (as defined below) covering the Registrable Securities (as defined below). The put option price is ninety-four percent (94%) of the average of the two lowest closing bid prices of any two applicable trading days, consecutive or inconsecutive, during the five (5) trading day period commencing the date that a put notice is delivered to the Investor in a manner provided by the Equity Purchase Agreement.

The “Registrable Securities” include the put shares, any Blackout Shares (as defined in the Equity Purchase Agreement), and any securities issued or issuable with respect to any of the foregoing by way of exchange, stock dividend, or stock split or in connection with a combination of shares, recapitalization, merger, consolidation, or other reorganization or otherwise. Pursuant to a Registration Rights Agreement entered into by the parties on March 31, 2011 (the “Registration Rights Agreement”), we are obligated to file a registration statement (the “Registration Statement”) with the United States Securities and Exchange Commission (the “SEC”) to cover the Registrable Securities no later than thirty (30) days after the execution of the Equity Purchase Agreement. The amount of the Registrable Securities required to be included in the initial Registration Statement shall be no less than 100% of the maximum amount of common stock permitted by the SEC to be included in a Registration Statement pursuant to Rule 415 (the “Rule 415 Amount”) promulgated under the Securities Act of 1933, as amended (the “Act”), and shall file additional Registration Statement(s) to register additional Rule 415 Amounts until all the Registrable Securities are registered. As of March 31, 2011, no shares have been issued under this Equity Purchase Agreement.

In October 2010 and January 2011, the Investors foreclosed on an additional 1,600,000 and 3,897,694 shares, respectively, and valued at $61,000 and $43,000, respectively. These amounts have been applied against the principal of the Notes (see Note 2.)

In November 2010, we issued 2,000,000 shares of our common stock to an advisor, valued at $92,000, for investment and public relations services.

Long Term Incentive Compensation Plan – Our Long Term Incentive Compensation Plan ("the Plan") was adopted in 2006 and amended in 2008. The Plan is to continue for a term of ten years from the date of its adoption. The Plan is administered by our board of directors. In October of 2010, our board of directors amended the plan to increase the authorized shares issuable under the Plan from 6,000,000 to 16,000,000. In April of 2011, our board of directors approved an amendment to the Plan increasing the shares authorized under the plan from 16,000,000 to 25,000,000. Our stockholders have not yet approved the amendments. We have granted stock options under the plan to employees, members of our board of directors, and advisors and consultants. No options have been exercised. Options are exercisable for ten years from date of grant. The following table summarizes stock option activity during the six months ended March 31, 2011:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at September 30, 2010 (3,113,115 exercisable options)	3,936,760	$0.120
Grants	7,440,000	0.023
Forfeitures	(187,169)	1.280
Cancellations	(19,406)	0.080
Exercised	-	-
Outstanding at March 31, 2011 (5,051,702 exercisable options)	11,170,185	$0.048

The weighted average remaining contractual lives of outstanding options at March 31, 2011 was 9.5 years. For exercisable options as of March 31, 2011, the weighted average contractual term was 9.4 years.

As of March 31, 2011, we had approximately $120,000 of total unrecognized compensation cost related to non-vested stock-based awards granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize this cost in 2011 and 2012.

As of March 31, 2011, the aggregate intrinsic value of options outstanding, representing the excess of the closing market price of our common stock over the exercise price, is nil.

We determine the value of share-based compensation using the Black-Scholes fair value option-pricing model with the following weighted average assumptions for options granted during the three and six months ended March 31, 2011:

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
Risk free interest rate	-	2.9	1.5	2.9
Expected dividend yield	-	0.0	0.0	0.0
Volatility	-	226.4	215.4	228.8
Expected life in years	-	1.0	5.1	1.4
There were no options granted during the three months ended March 31, 2011.

Share-based payments recognized as expense are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
Common stock options	$95,813	$55,652	$223,213	$111,304
Common stock purchase warrants	18,173	95,691	31,965	102,139
Issuance of common stock	-	14,750	92,000	1,980,470
Total share based payments	$113,986	$151,343	$347,178	$2,193,913
Total share based payments were recorded as follows
Research and development expense	3,408	-	8,090	-
General and administrative expense	110,578	166,092	339,088	2,193,913
	$113,986	$166,092	$347,178	$2,193,913
In November 2010, we issued to employees an aggregate of 7,440,000 options having an exercise price of $0.023 per share, which was equal to the fair value of our common stock on the date of grant.

Warrants – At March 31, 2011, there were warrants outstanding for the purchase of approximately 989,974 shares of our common stock at a weighted average exercise price of $15.82 per share. 284,500 warrants expired during the three and six months ended March 31, 2011. Warrants outstanding at March 31, 2011 expire at various dates from April 2011 to March 2018.

Employee Stock Purchase Plan - In 2008, we adopted an Employee Stock Purchase Plan, under which the number of shares of common stock that may be sold shall not exceed, in the aggregate, 900,000 shares. No shares have been purchased under this plan

Note 4. Commitments and Contingencies

Our offices and laboratory facilities are leased under a lease agreement which expired in 2009. We currently lease on a month-to-month basis and intend to negotiate with the landlord for a lease extension. As of March 31, 2011, monthly minimum rental and related payments were approximately $19,000 per month.

Pertaining to severance obligations and related costs in 2008, Paul Abramowitz, our former Chairman, President and Chief Executive Officer as an officer and director, has initiated a lawsuit against us in the Superior Court for the State of Washington alleging breach of contract in the amount of $275,000, plus interest, and willful failure to pay wages for which double damages or twice the amount of the wages allegedly withheld are sought. We are disputing these claims and have filed counterclaims against Mr. Abramowitz for breach of fiduciary duties as a director and officer, conversion and violation of state and federal securities laws. While we have not made any payments and contest that any payment is due under our agreements with the former officer, included in accounts payable at March 31, 2011 and September 30, 2010, is $314,000, which was recognized as expense in 2008. In connection with the Abramowitz lawsuit, our former director, James Smith, has filed a cross-complaint against us for breach of contract and unpaid wages related to Mr. Smith’s past service on our board of directors. Smith has also made a claim for indemnification for the defense of the Abramowitz action, which was granted by the Court. We are contesting these claims and no amounts have been recorded for this contingency in these condensed consolidated financial statements.

As disclosed in Note 2, we have received notices of default on various note payable obligations and are engaged in discussions with our creditors regarding these obligations.

In July 2009, we entered into an agreement with Optimus Capital Partners, LLC (“Optimus”) whereby Optimus committed to purchase from us at our sole discretion, shares of our preferred stock through July 2010. No shares were issued as no funds were received upon notices issued and the agreement has expired. In May 2010, we received a notice from Optimus alleging the firm was entitled to fees of $500,000 pertaining to the agreement. We dispute this claim and will defend our rights vigorously. No amounts have been recorded for this contingency in these condensed consolidated financial statements.

We are subject to various legal proceedings and claims that arise in the ordinary course of business. Our management currently believes that resolution of such legal matters will not have a material adverse impact on our consolidated financial position, results of operations or cash flows.

Note 5. Deferred Salaries Executive Officers

In response to our working capital limitations, we have deferred the payments of salaries payable to our Chief Executive Officer and our Chief Financial Officer. In our condensed consolidated balance sheets at March 31, 2011 and September 30, 2010, we have recorded balances of approximately $282,000 and $158,000, respectively, to accrued expenses and other liabilities pertaining to these deferred payments.

Note 6. Subsequent Events

Subsequent to March 31, 2011 we received approximately $135,000 from investors in advances for equity or for debt investment.

On April 28, 2011, we filed a Registration Statement with the SEC. We are registering 31,000,000 shares of our common stock pursuamt to the Registration Rights Agreement with Southridge.

On May 11, 2011, we entered into a non-binding letter of intent to acquire Exigent Security Products, Inc.

Effective April 7, 2011 and amended on May 5, 2011, Summit assigned a portion of the Summit Note (See Note 2.) to Southridge LLC (“Southridge LLC”) for a purchase price of $35,000. Effective April 30, 2011 and as amended on May 5, 2011, Summit assigned a portion of the Summit Note to Southridge LLC for a purchase price of $50,000. Effective May 23, 2011, Summit assigned a portion of the Summit Note to Southridge for a purchase price of $50,000.

On May 5, 2011, we entered into agreements with Southridge LLC whereby portions of the Summit Note assigned to Southridge LLC in the amounts of $35,000 and $50,000 were amended (the “Amended Notes”) to allow for the conversion of the Amended Notes into the Company’s common stock. The Amended Notes were convertible into shares of our common stock at a conversion price equal to70% of the average closing bid price of our Common Stock for the 5 trading days immediately prior to conversion. In May 2011, we issued 9,418,434  shares of our common stock pursuant to notices of conversion received from Southridge LLC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements. Specifically, all statements other than statements of historical facts included in this quarterly report regarding our financial position, business strategy and plans and objectives of management for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of management, as well as assumptions made by and information currently available to management. When used in this annual report, the words “anticipate,” “believe,” “estimate,” “expect,” “may,” “will,” “continue” and “intend,” and words or phrases of similar import, as they relate to our financial position, business strategy and plans, or objectives of management, are intended to identify forward-looking statements.

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

Liquidity, Going Concern and Capital Resources

We have prepared our condensed consolidated financial statements assuming that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We had approximately $9,000 in cash on hand as of March 31, 2011. At March 31, 2011, we have a working capital deficit (excess of current liabilities over current assets) of $4.6 million and an accumulated deficit of $55.2 million. Since our inception, we have reported net losses, including losses of approximately $1.7 million during the six months ended March 31, 2011 and $5.2 million for our fiscal year ended September 30, 2010. We expect losses to continue in the foreseeable future as we grow and redeploy our operations. Net cash used by operating activities approximated $273,000 during the six months ended March 31, 2011 and $1.2 million for our fiscal year ended September 30, 2010. We have funded our operations through sales of our common stock, advances on stock subscriptions and short-term borrowings. In this regard, during the six months ended March 31, 2011, we raised approximately $27,000 in advances on stock subscriptions, $126,000 through note payable borrowings, and $127,000 in funding from Series A Preferred Stock (“Series A”) issued. Subsequent to March 31, 2011 we received approximately $135,000 from investors in advances for equity or for debt investment.

We have limited capital resources and have sustained substantial losses, which raise substantial doubt about our ability to continue as a going concern. Investment funds received have not been sufficient to continue to support certain operating activities, which led to postponement in the deployment of our business strategy and curtailment of research and development activities during the fiscal year ended September 30, 2010. We continue to work with reduced staffing while we focus on raising capital. We must, therefore, raise sufficient capital to fund our overhead burden and our continuing research and development efforts going forward. Although we have received approximately $135,000 subsequent to March 31, 2011, without additional funding, our current cash resources are expected to last only into June 2011. Our operations are currently focused on raising capital, sales, and business development. We are dependent on existing cash resources and external sources of financing to meet our working capital needs. To satisfy our working capital requirements, we are currently seeking financing from the sale of debt or equity instruments to current investors and potential strategic investors. There is no assurance that we will be successful in raising this capital on a timely basis, if at all. The failure to obtain the necessary working capital would have a material adverse effect on the development program and business prospects and, depending upon the shortfall, we may have to curtail or cease our operations.

In addition to our common stock outstanding, as of May 23, 2011, we have potential stock equivalents outstanding including stock options, convertible debentures, warrants and Series A Preferred Stock convertible into shares of our common stock. Included in these securities are Series A Preferred Stock convertible into 9,472,340 shares, options convertible into 11,170,185 shares, warrants convertible into 989,974 shares, and notes payable convertible into 82,176 shares of our common stock. Also, In October and November 2010, and in January 2011, we issued 180 day debentures to an investor for total cash proceeds of $60,000. Subsequent to March 31, 2011, we paid $10,000, plus interest, in cash to the investor in payment of one of the debentures. The debentures with principal and interest are convertible into our common shares at our option or the option of the investor. The debentures plus accrued interest are convertible by the investor at a price per share equal to the lower of fifty percent of the average of the three lowest closing bid prices of our common stock for the thirty trading days immediately prior to the date that we receive notice of conversion or fifty percent of the lowest traded price for the twenty days trading prior to the closing of this agreement. We are entitled, until payment in full of the debentures, to convert the debentures at a price per share equal to fifty percent of the closing bid price of the common stock on the date that we issue such notice of conversion. In February 2011, we also issued 180 day debentures to an investor for cash proceeds of $30,000. The debentures with principal and interest are convertible into our common shares solely at the option of the investor. The debentures plus accrued interest are convertible by the investor at a price equal to $0.0035 per share. In March 2011, we issued additional 180 day debentures to this investor for additional cash proceeds of $30,000. These debentures, with principal and interest, are also convertible into our common shares solely at the option of the investor. The debentures are convertible at a price equal to $0.005 per share or 50% of the average closing price of our common stock for the five days prior to the date of the notice to convert.

We will continue to be dependent on outside capital to fund our operations for the foreseeable future. We have relied primarily on sales of securities and proceeds from borrowings for operating capital. Any future financing we obtain may further dilute or otherwise impair the ownership interest of our current stockholders. If we fail to generate positive cash flows or obtain additional capital when required, we could modify, delay or abandon some or all of our plans. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

Recent Financing Activities

Subsequent to March 31, 2011, we received approximately $135,000 from investors in advances for equity or for debt investment.

In February 2011, we filed with the Securities and Exchange Commission a preliminary consent solicitation to increase our authorized common stock from 80 million to 500 million shares. The final result of the vote regarding the authorized common stock increase was as follows:

•	125,123,289 votes consenting to the authorized common stock increase proposal;

•	9,930,338 votes withholding consent to the authorized common stock increase proposal; and

•	286,392 votes abstaining.

The votes consenting to the authorized common stock increase equaled 73% of the voting power authorized to vote on the proposal. Accordingly, we filed the certificate of amendment to increase our authorized common stock from 80 million shares to 500 million shares of common stock on March 2, 2011, at which time approximately 54% of the Company’s voting power authorized to vote on the authorized common stock increase proposal had consented to such proposal.

Southridge Partners II, LP - On March 31, 2011, we entered into an Equity Purchase Agreement (the “Equity Purchase Agreement”) with Southridge Partners II, LP (“Southridge”), a limited partnership organized and existing under the laws of the State of Delaware. Pursuant to the Equity Purchase Agreement, Southridge shall commit to purchase up to ten  million dollars ($10,000,000) of our common stock over the course of twenty four (24) months commencing the effective date of the initial Registration Statement (as defined below) covering the Registrable Securities (as defined below). The put option price is ninety-four percent (94%) of the average of the two lowest closing bid prices of any two applicable trading days, consecutive or inconsecutive, during the five (5) trading day period commencing the date that a put notice is delivered to the Investor in a manner provided by the Equity Purchase Agreement.

The “Registrable Securities” include the put shares, any Blackout Shares (as defined in the Equity Purchase Agreement), and any securities issued or issuable with respect to any of the foregoing by way of exchange, stock dividend, or stock split or in connection with a combination of shares, recapitalization, merger, consolidation, or other reorganization or otherwise. Pursuant to a Registration Rights Agreement entered into by the parties on March 31, 2011 (the “Registration Rights Agreement”), we are obligated to file a registration statement (the “Registration Statement”) with the United States Securities and Exchange Commission (the “SEC”) to cover the Registrable Securities no later than thirty (30) days after the execution of the Equity Purchase Agreement. The amount of the Registrable Securities required to be included in the initial Registration Statement shall be no less than 100% of the maximum amount of common stock permitted by the SEC to be included in a Registration Statement pursuant to Rule 415 (the “Rule 415 Amount”) promulgated under the Securities Act of 1933, as amended (the “Act”), and shall file additional Registration Statement(s) to register additional Rule 415 Amounts until all the Registrable Securities are registered. In addition, we are relying on an exemption from the registration requirements of the Act for the private placement of our securities under the Equity Purchase Agreement pursuant to Section 4(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder. The transaction does not involve a public offering, the Investor is an “accredited investor” and/or qualified institutional buyer, and the Investor has access to information about us and its investment.

Comparison of Quarterly Results of Operations

The following table shows our revenue and expenses for the three and six months ended March 31, 2011 and 2010:

NEAH POWER SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended March 31,		For the six months ended March 31,
	2011	2010	2011	2010
	$-	$-	$-	$-
Operating expenses
Research and development expense	112,401	193,052	166,370	373,702
General and administrative expense	545,806	677,052	1,044,887	2,995,998
Total operating expenses	658,207	870,104	1,211,257	3,369,700
Loss from operations	(658,207)	(870,104)	(1,211,257)	(3,369,700)
Other expense
Financing costs	(10,000)	(23,306)	(10,000)	(125,071)
Interest expense	(104,310)	(337,940)	(188,663)	(614,164)
Loss on extinguishment of debt	(40,339)	-	(259,600)	-
Net Loss	$(812,856)	$(1,231,350)	$(1,669,520)	$(4,108,935)

Research and Development. Research and development expenses (“R&D”) consist primarily of salaries and other personnel-related expenses, consulting and other outside services, laboratory supplies, facilities costs and other costs and expense as incurred. Expense for the three and six months ended March 31, 2011 decreased as compared to the three and six months ended 2010, due to the following:

•
R&D salaries expense decreased by $89,000 to $13,000 from $102,000 recorded in the prior year’s three month period and decreased by $177,000 to $25,000 from $202,000 recorded in the prior year’s six month period due to reductions in personnel.

•
Facilities expenses increased by $35,000, to $96,000 from $61,000 recorded in the prior year’s three month comparable period and increased by $6,000, to $136,000 from $130,000 recorded in the prior year’s six month comparable period primarily due to the recording of additional late fees and interest charged by our landlord.

•	R&D project and operations expenses decreased from $30,000 to nil recorded in the prior year’s three and six month periods. These decreases were due to the reduction of operations to reduce expenses.

We anticipate that R&D expenditures will increase significantly as we obtain financing to support additional development efforts and the manufacture of our products.

General and Administrative. General and administrative expenses (“G&A”) consist primarily of salaries and other personnel related expenses to support our R&D activities, non-cash stock-based compensation for general and administrative personnel and non-employee members of our board of directors, professional fees, such as accounting and legal, corporate insurance and facilities costs. The significant decrease in G&A expense in the six months ended March 31, 2011 as compared to the same period in 2010 was primarily due to decreased public relations and marketing. Public relations and marketing expenses decreased by $1,868,000 to $96,000 in the six months ended March 31, 2011 from $1,964,000 in the same period in 2010, due to the non-cash expense we incurred in 2010 related to the shares issued pursuant to the advisory services agreement with Summit Trading Limited to identify, introduce, engage, and compensate investor relations and/or public relations firms on our behalf which we entered into in October 2009. These were partially offset in the six months ended March 31, 2011 by non-cash expense of $96,000 incurred related to shares and warrants issued in payment of investment and public relations services.

G&A expenses also increased due to the following:

•
G&A salaries expense increased by $37,000, to $139,000 and by $43,000 to $277,000, respectively in the three and six months ended March 31, 2011 from $102,000 and $234,000, respectively, recorded for the same periods in 2010, respectively. This was primarily due to the reestablishment of officer salaries to earlier levels from 2008. All additional salaries were approved by our board of directors and payments have been deferred until we receive adequate financing.

•
Non-director stock compensation for the three and six month ended March 31, 2011 increased by $25,000, to $70,000 and by $67,000 to $156,000, respectively compared with $45,000 and $89,000. This was due to stock options issued to management and employees in November 2010 to encourage retention and to compensate for salary reductions and deferrals. In addition, we recorded $18,000 and $32,000 in warrant compensation for warrants issued to Strategic Advisory Board members in the three and six months ended March 31, 2011, compared with nil and $6,000 in the same periods of 2010. Director stock based compensation increased in the three and six months ended March 31, 2011 to $22,000 and $59,000 from $11,000 and $22,000, respectively, for the same periods in 2010.

•
Professional services expenses for the three and six months ended March 31, 2011 decreased by $9,000, to $264,000 and by $58,000 to $392,000, respectively, from $273,000 and $450,000, respectively, in the same periods in 2010 due to decreased non-cash consulting services in 2011.

•
Amortization expenses for the three and six months ended March 31, 2011 were nil compared with $178,000 from the same periods in 2010 due to amortization recorded in the purchase of SolCool LLC in 2010. The purchase was unwound in August of 2010.

Financing costs. We incurred financing costs and fees related to our outstanding loans. Financing costs decreased for the three months and six months ended March 31, 2011 to $10,000 and niL, respectively from $23,000 and $125,000, respectively, in the prior year’s periods. The decreased financing costs were primarily due to non-interest expenses and fees associated with loans incurred in the 2010 periods

Interest expense. We incurred interest expense on our outstanding loans. Interest expense decreased for the three and six months ended March 31, 2011 to $104,000 and $189,000, respectively, from $338,000 and $614,000, respectively, in the prior year periods. This was primarily due to the decreases in the principal balances of outstanding noteS payable resulting from foreclosure of common shares held as collateral by the holders of the notes.

Off-Balance Sheet Arrangements

As of March 31, 2011, we did not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective for gathering, analyzing and disclosing the information that we are required to disclose in reports filed under the Securities Exchange Act of 1934, as amended.

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

On September 11, 2009, a consultant of the Company filed a lawsuit in the Superior Court of California, County of Santa Clara, styled Novellus Systems, Inc. v. Neah Power Systems, Inc. alleging breach of contract due to unpaid vendor bills. The consultant obtained a default judgment in December 2009 in the amount of $62,524. In March 2011, Novellus sold the rights to this obligation to an investor which included, under terms of the agreement, the release of all claims the consultant had against the Company.

On December 4, 2009, our landlord filed a lawsuit against us for unpaid rent in the amount of $76,069 in the case styled Teachers Insurance & Annuity v. Neah Power Systems, Inc. in the Superior Court of the State of Washington, County of King (Case No. 09-2112914). Our landlord was granted a default judgment in December 2009 in the amount of $81,106.11. Pursuant to that judgment, in January 2010 we received a notice of eviction from our landlord because of the unpaid rent. Since the notice, we have paid $134,000 against that balance the landlord has extended the date for eviction. We owe approximately $271,000 of rent to the landlord as of the date of this report. We hope to avoid eviction by negotiating a payment plan acceptable to the landlord.

On January 20, 2010, our former Chief Executive Officer, Paul Abramowitz, initiated a lawsuit against us in the Superior Court for the State of Washington styled Abramowitz v. Neah Power Systems, et al. (Case No. 10-2-3688-1 SEA) in which Mr. Abramowitz has sued for breach of his employment contract in the amount of $275,000, plus interest, and willful failure to pay wages for which he seeks double damages or twice the amount of the wages allegedly withheld, plus attorneys’ fees and interest. Other persons presently affiliated with the Company or affiliated with the Company in the past, including Gerard C. D’Couto, Stephen M. Wilson, Jon M. Garfield, Ed Cabrera, Michael Selsman, Paul Sidlo, James Smith and Robert J. McGovern, were also named as defendants in the Abramowitz lawsuit. On April 13, 2011, the Court dismissed the claims against Smith and McGovern, finding that they are not personally liable under Washington wage law. Based on this order, defendants Wilson, Garfield, Cabrera, Selsman and Sidlo are seeking the dismissal of the claims against them on the same grounds. Neah Power and some of the individual defendants have filed a third party complaint against the following former officers and directors who may be implicated by Abramowitz’s claims due to their presence on the Neah Board of directors: Michael Solomon, Eugene “Buzz” Aldrin, Leroy Ohlsen and David Barnes. We have also filed counterclaims against Mr. Abramowitz for breach of fiduciary duties as a director and officer, conversion and violation of state and federal securities laws.

In connection with the Abramowitz lawsuit, our former director, James Smith, has filed a cross-complaint against the Company, the other defendants in the Abramowitz lawsuit, Michael Solomon, Leroy Olsen and Buzz Aldrin for breach of contract and unpaid wages related to Mr. Smith’s past service on our board of directors. Smith has also made a claim for indemnification for the defense of the Abramowitz action, which was granted by the Court. We are contesting these claims.

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

In February 2011, we issued 2,312,727 shares of Series A Preferred Stock (“Series A) at a purchase price of $0.055 per share for net proceeds received of $127,200 to an investor under a Series A Securities Purchase Agreement. The Series A has no redemption rights or rights to dividends. In addition, each share of Series A is convertible, at the discretion of our management, into 4.1 shares of our common stock.

During the three months ended March 31, 2011, we issued to an investor 15,790,000 shares of our common stock, valued at $173,000, in settlement for outstanding debt balances. The total face value of debt settled in common stock consisted of $82,000 of vendor accounts payable. There were no discounts, sales or underwriting commissions incurred in connection with the financing.

In January 2011, lenders foreclosed on 3,897,694 shares of common stock valued at $43,000 which has been held as collateral against outstanding notes payable balances. The value of the stock was applied against the principal of the notes payable. There were no discounts, sales or underwriting commissions incurred in connection with the financing.

In January 2011, we issued 180 day debentures to an investor for total cash proceeds of $5,000. The debentures are convertible by the investor at a price per share equal to the lower of fifty percent of the average of the three lowest closing bid prices of the Common Stock for the thirty trading days immediately prior to the date that the Company receives notice of conversion or fifty percent of the lowest traded price for the twenty days trading prior to the closing of this agreement. We are entitled, until payment in full of the debentures, to convert the debentures at a price per share equal to fifty percent of the closing bid price of the of the common stock on the date that we issue such notice of conversion.

In February 2011, we issued 180 day debentures to an investor for total cash proceeds of $6,000. The debentures are convertible by the investor at a price per share equal to the closing bid price of our Common Stock on the date that the notice of conversion is issued. We are entitled, until payment in full of the debentures, to convert the debentures at a price per share equal to fifty percent of the closing bid price of the of the common stock on the date that we issue such notice of conversion.

In February 2011 and March 2011, we issued 180 day debentures to an investor for total cash proceeds of $60,000. The February debenture agreement, with a face value of $30,000, provides for conversion into common shares at $0.0035 per share. The March 2011 debenture, also with a face value of $30,000, provides for conversion into common shares at a price equal to $0.005 per share or 50% of the average closing price of our common stock for the five days prior to the date of the notice to convert.

The issuance of shares of our common stock above was made in reliance on the exemption provided by Section 4(2) of the Securities Act for the offer and sale of securities not involving a public offering. Our reliance on Section 4(2) was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there were only a limited number of offerees; (c) there were no subsequent or contemporaneous public offerings of the securities by us; (d) the securities were not broken down into smaller denominations; and (e) the negotiations for the sale of the stock took place directly between the offeree and us (f) the sophistication of the offerees involved in the transaction, and (g) the offeree’s access to information about the Company.

Item 3.	Defaults Upon Senior Securities.

In November 2007, we received net proceeds of $465,000 and issued to a lender (the “Lender”) a $500,000 12% convertible secured promissory note, which was amended to mature in September 2008. We entered into an amended loan agreement, whereby the Lender agreed to forbear from exercising any remedies available under the loan documents or applicable law through March 2009, and in exchange, we agreed to pay a fee of $567,000 which was added to the principal balance of the loan and payable in cash or stock at our discretion. In 2009, we released to the Lender 1,635,000 shares held by the Lender as collateral shares valued at $327,000 based on the closing price of our common stock on the release date, which we recorded as a partial payment of the fee. In March 2010 and February 2011, we received letters from the Lender stating that we were in default on the outstanding note.  We are contesting the default notice and are disputing the validity of, among other things, the fee which was added to the note balance, and treatment of release of shares as a reduction of the fee. In May 2011, we issued a notice to the Lender that we believe that, under the terms of the Notes and New York State law and given total payments made to the Lender, we have repaid the notes in full. We have not reflected any change to previous accounting treatment for the transactions given the uncertainty regarding the ultimate resolution of these matters. To the extent new facts become known or ultimate settlement of this note occurs, the impact of the change will be reflected in the consolidated financial statements at that time. Included in our condensed consolidated balance sheet as of March 31, 2011 are notes payable of $740,000 and accrued interest of $476,000. We have not reflected any change to previous accounting treatment for the transactions given the uncertainty regarding the ultimate resolution of these matters. To the extent new facts become known or ultimate settlement of this note occurs, the impact of the change will be reflected in the consolidated financial statements at that time.

In February 2009, we entered into a Securities Purchase Agreement (with amendments, the “Agreement”) with each of Agile Opportunity Fund, LLC and Capitoline Advisors Inc. (the “Investors”) pursuant to which we subsequently received funding through the issuance of promissory notes (the “Notes”) totaling approximately $1.1 million and an aggregate purchase price of $920,000, with a maturity date of August 12, 2009 and prepaid interest at the rate of 18% per annum. The Notes are convertible into shares of our common stock at a conversion price of $3.33 per share, at the discretion of the note holder. The Notes are collateralized by a pledge of all our assets and, upon conversion, have certain piggyback registration rights. In October 2009, we entered into an amendment to the Agreement whereby we issued 10,000,000 shares of our common stock to be held as additional collateral for the Notes.

In April 2010, we received a letter from the Investors stating that we were in default under the Agreement and demanding payment of approximately $1.4 million for principal and interest due under the Notes. In conjunction with the notice of default, the Investors foreclosed on 4,502,306 shares of the 10,000,000 shares, valued at $991,000, of our common stock held as collateral and was applied against the principal of the Notes. In October 2010, the Investors foreclosed on an additional 1,600,000 shares valued at $61,000 which has been applied against the principal of the Notes. The remaining 3,897,694 collateral shares, valued at $43,000, were foreclosed on in January 2011. All shares released to the Investors were recorded based on the closing price of our common stock on the release date and have been applied against the balance of the Notes. In May 2011, we issued a notice to the Investors that we believe that, under the terms of the Notes and New York State law and given the payments made to the Investors, we have repaid the notes in full. Included in our condensed consolidated balance sheet at March 31, 2011 are notes payable of $61,000 and accrued interest of $197,000. We have not reflected any change to previous accounting treatment for the transactions given the uncertainty regarding the ultimate resolution of these matters. To the extent new facts become known or ultimate settlement of the Notes occurs, the impact of the change will be reflected in the consolidated financial statements at that time.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

See the Exhibit Index immediately following the signature page of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEAH POWER SYSTEMS, INC.

Dated: May 23, 2011	By:	/s/ GERARD C. D’COUTO
Gerard C. D’Couto
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 23, 2011	By:	/s/ STEPHEN M. WILSON
Stephen M. Wilson
Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit No.	Document Description	Incorporation by Reference
3.1	Certificate of Withdrawal of Certificate of Designation of Series A Preferred Stock.	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 8-K filed on February 7, 2011 and incorporated herein by reference.
3.2	Certificate of Withdrawal of Certificate of Designation of Series B Preferred Stock.	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 8-K filed on February 7, 2011 and incorporated herein by reference.
3.3	Certificate of Designation of Series A Preferred Stock.	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 8-K filed on February 9, 2011 and incorporated herein by reference.
10.1	Series A Preferred Stock Purchase Agreement by and between Neah Power Systems, Inc. and Investor Relations Services, Inc.	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 8-K filed on February 9, 2011 and incorporated herein by reference.
10.2	Equity Purchase Agreement By and Between Neah Power Systems, Inc. and Southridge Partners II, LP	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 8-K filed on April 8, 2011 and incorporated herein by reference.
10.3	Registration Rights Agreement	Filed herewith
10.4	Announcement of entry into a non-binding letter of intent to acquire Exigent Security Products, Inc.	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 8-K filed on May 11, 2011 and incorporated herein by reference.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.	Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer.	Filed herewith.
32	Section 1350 Certification.	Filed herewith.