Form 10-Q
period 2011-07-27
NEAH POWER SYSTEMS, INC.
filed 2011-07-27
CIK 1162816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

Commission file number 000-49962
_______________________

NEAH POWER SYSTEMS, INC.
(Exact name of Registrant as specified in its charter)
_______________________

Nevada	88-0418806
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

22118 20th Avenue SE, Suite 142
Bothell, Washington 98021
(Address of principal executive offices)

(425) 424-3324
(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ❑
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒    No  ❑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ❑	Accelerated filer ❑	Non-accelerated filer ❑	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ❑    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 22, 2011
Common Stock, $0.001 par value	124,030,594

Neah Power Systems, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2011

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

PART 1 - FINANCIAL INFORMATION
Item 1.               Financial Statements
NEAH POWER SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2011 and September 30, 2010
(UNAUDITED)
ASSETS
	June 30,	September 30,
	2011	2010
Current assets
Cash and cash equivalents	$ 411	$ 2,871
Short-term notes receivable	35,000	0
Prepaid expenses and other current assets	27,028	24,867
Total current assets	62,439	27,738

Property and equipment, net	15,478	22,919

Total assets	$ 77,917	$ 50,657

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$ 2,124,952	$ 1,664,296
Accrued interest	756,243	551,711
Advances on stock subscriptions	304,500	-
Accrued expenses and other liabilities	672,309	478,446
Notes payable - related party	-	300,000
Notes payable, net of debt discount	1,106,242	1,130,043
Deferred revenue	189,500	189,500
Total current liabilities	5,153,746	4,313,996

Total liabilities	5,153,746	4,313,996

Commitments and contingencies

Stockholders' deficit
Preferred stock, 5,000,000 shares authorized
Series A preferred stock and additional-paid-in capital, convertible
$0.001 par value, 2,500,000 shares designated, 2,312,727 and 0 shares
issued and outstanding, respectively	127,200	-
Common stock and additional paid-in-capital
$0.001 par value, 500,000,000 shares authorized, 117,038,475 and 59,175,376
shares issued and 116,590,118 and 53,229,325 outstanding, respectively	51,196,951	49,253,823
Accumulated deficit	(56,399,980)	(53,517,162)
Total stockholders' deficit	(5,075,829)	(4,263,339)

Total liabilities and stockholders' deficit	$ 77,917	$ 50,657

See Notes to Condensed Consolidated Financial Statements

NEAH POWER SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine months Ended June 30, 2011 and 2010
(UNAUDITED)

	For the three months ended June 30,		For the nine months ended June 30,
	2011	2010	2011	2010
Revenues	$ -	$ -	$ -	$ -

Operating expenses
Research and development expense	108,370	158,052	274,740	531,754
General and administrative expense	638,042	827,572	1,682,929	3,823,571

Total operating expenses	746,412	985,624	1,957,669	4,355,325

Loss from operations	(746,412)	(985,624)	(1,957,669)	(4,355,325)

Other expenses
Financing costs	(1,457)	(2,117)	(11,457)	(127,189)
Interest expense	(261,655)	(69,869)	(450,318)	(684,033)
Loss on extinguishment of debt	(203,774)	(116,053)	(463,374)	(116,053)

Net Loss	$ (1,213,298)	$ (1,173,663)	$ (2,882,818)	$ (5,282,600)

Basic and diluted loss per common share	$ (0.01)	$ (0.03)	$ (0.04)	$ (0.14)

Basic and diluted weighted average common shares
outstanding	102,134,271	43,285,814	81,843,434	38,894,694

See Notes to Condensed Consolidated Financial Statements

NEAH POWER SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine months Ended June 30, 2011 and 2010
(UNAUDITED)

	For the nine months ended June 30,
	2011	2010

Cash flows from operating activities:
Net loss	$ (2,882,818)	$ (5,282,600)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	7,441	16,623
Amortization of deferred financing costs	-	127,189
Amortization of intangible assets	-	356,722
Share-based payments included in operating expenses	524,408	2,351,305
Issuance of note payable to related parties as consideration for consulting services	-	300,000
Amortization of debt discount	245,222	36,958
Interest paid with common stock	-	286,026
Loss on extinguishment of debt	463,374	116,053
Changes in operating assets and liabilities, net of effects of business combination
Prepaid expenses and other current assets	(2,161)	(5,266)
Accounts payable	685,990	213,770
Accrued expenses and other liabilities	398,394	342,432
Net cash used in operating activities	(560,150)	(1,140,788)

Cash flows from investing activities:
Issuance of notes receivable	(35,000)
Other	-	1,388
Net cash used (provided) by investing activities:	(35,000)	1,388

Cash flows from financing activities:
Net proceeds from sale of common stock	-	937,586
Net proceeds from debentures	170,990	183,424
Advances on stock subscriptions	304,500
Proceeds from warrant exercises	-	869
Proceeds from sale of Series A convertible preferred stock	127,200	-
Principal payments on notes payable	(10,000)	-
Net cash provided by financing activities	592,690	1,121,879

Net change in cash and cash equivalents	(2,460)	(17,521)

Cash and cash equivalents, beginning of period	2,871	20,223

Cash and cash equivalents, end of period	$ 411	$ 2,702

Supplemental cash flow information

Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

Noncash investing and financing activities
Shares issued in connection with settlement of liabilities	$ 1,116,583	$ 1,207,759
Issuance of common stock for Solcool acquisition	$ -	$ 245,148
Accounts payable financed with Note Payable	$ -	$ 141,047
Deferred financing costs paid with issuance of common stock	$ -	$ 75,221
Original issue discount on notes payable	$ -	$ 28,123
Beneficial conversion feature notes payable	$ 302,137	$ -

See Notes to Condensed Consolidated Financial Statements

NEAH POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
for the nine months ended June 30, 2011
(UNAUDITED)

	Preferred Stock and APIC		Common Stock and APIC			Total
	Number		Number of Shares		Accumulated	Stockholders'
	of Shares	Amount	Outstanding	Amount	Deficit	Deficit
Balances at September 30, 2010	-	-	53,229,325	$ 49,253,823	$ (53,517,162)	$ (4,263,339)
Shares issued in connection with settlement of liabilities			61,360,793	1,116,583		1,116,583
Common stock and warrants issued for services			2,000,000	173,891		173,891
Compensation related to stock options, net of cancellations and forfeitures				350,517		350,517
Proceeds from Series A Preferred Funding	2,312,727	127,200				127,200
Beneficial conversion feature on convertible debentures issued				302,137		302,137

Net loss for the nine months ended June 30, 2011					(2,882,818)	(2,882,818)
Balances at June 30, 2011	2,312,727	$ 127,200	116,590,118	$ 51,196,951	$ (56,399,980)	$ (5,075,829)

See Notes to Condensed Consolidated Financial Statements

NEAH POWER SYSTEMS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
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
In May 2011, we announced that we had signed a non-binding letter of intent to acquire privately-held Exigent Security Products, Inc. which markets and develops advanced radiation sensors for use by medical, homeland security, defense and other industries. We believe that this business combination will enable us to combine offerings of fuel cell and radiation detector products in order to provide power for remote and continuous sensor applications. No additional agreements have been entered into since the letter of intent.
Going Concern - The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of our Company as a going concern. Since our inception, we have reported net losses, including losses of approximately $2.9 million during the nine months ended June 30, 2011 and $5.2 million for our fiscal year ended September 30, 2010. We expect losses to continue in the near future as we grow and redeploy our operations. At June 30, 2011, we have a working capital deficit of $5.1 million and an accumulated deficit of $56.4 million. Net cash used by operating activities approximated $560,000 during the nine months ended June 30, 2011 and $1.2 million for our fiscal year ended September 30, 2010. We have funded our operations through sales of our common stock, advances on stock subscriptions and short-term borrowings. In this regard, during the nine months ended June 30, 2011, we raised approximately $304,000 in advances on stock subscriptions, $171,000 through the issuance of debentures, and $127,000 in funding from Series A Preferred Stock (“Series A”) issued. Subsequent to June 30, 2011 we received $25,000 through an issuance of a debenture and approximately $50,000 from an investor in advance for equity or for debt investment.
Investment funds received have not been sufficient to continue to support certain operating activities, which led to postponement in the deployment of our business strategy and the scaling back of research and development activities during the fiscal year ended September 30, 2010. We continue to work with reduced staffing while we focus on raising capital and engaging prospective customers. Without additional funding, our cash is estimated to support our operations only into August 2011. These factors, and those of the preceding paragraph, raise substantial doubt about our ability to continue as a going concern.
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

Basis of Preparation and significant Accounting Policies
Basis of preparation of interim financial statements - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements. The accompanying unaudited financial information should be read in conjunction with the audited consolidated financial statements, including the notes thereto, as of and for the fiscal year ended September 30, 2010, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission. The information furnished in this report reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of our consolidated financial position, results of operations and cash flows for each period presented. The results of operations for the interim period ended June 30, 2011 are not necessarily indicative of the results for any future period.
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
Fair value of financial instruments - We measure our financial assets and liabilities in accordance with generally accepted accounting principles. For certain of our financial instruments, including cash and cash equivalents, notes receivable, accounts payable, notes payable, and accrued liabilities, the carrying amounts approximate fair value due to their short maturities.
Net loss per share - Basic and diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Common stock equivalents are excluded as the effect would be anti-dilutive due to our net losses. The following numbers of shares have been excluded from net loss per share computations:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
Convertible Series A Preferred Stock	9,472,340	-	9,472,340	-
Convertible debt	44,965,670	351,337	44,965,670	351,337
Common stock options	21,282,543	5,308,680	21,282,543	5,308,680
Common stock purchase warrants	5,481,119	1,012,774	5,481,119	1,012,774

The convertible debt in this table does not include convertible debt where the price may be calculated using future market prices for our common stock.

Note 2. Notes Payable
2007 Notes payable - In November 2007, we received net proceeds of $465,000 and issued to CAMHZN Master LDC (the “Lender”) a $500,000 12% convertible secured promissory note (the “Note Agreement”), which was amended to mature in September 2008. We entered into an amended loan agreement, whereby the Lender agreed to forbear from exercising any remedies available under the loan documents or applicable law through March 2009, and in exchange, we agreed to pay a fee of $567,000 which was added to the principal balance of the loan and payable in cash or stock at our discretion. Since entering into the Note Agreement, we have issued approximately 764,000 shares of our common stock as payments under the agreement. In addition, ,we released to the Lender in 2009 1,635,000 shares of Company common stock held by the Lender as collateral shares valued at $327,000 based on the closing price of our common stock on the release date, which we recorded as a partial payment of the fee. On July 22, 2010, we entered into an agreement with the Lender pursuant to which we agreed to issue 240,000 shares of our common stock to the Lender. In exchange, the Lender agreed to (i) limit the number of shares of our common stock that it would sell; (ii) return any excess shares after sales proceeds received equal the unpaid principal and accrued and unpaid interest due under the Note Agreement; and (iii) rescind for a minimum of thirty days from the date of the agreement the notice of default delivered to us in March 2010. In March 2010 and February 2011, we received letters from the Lender stating that we were in default on the outstanding note. We are contesting the default notices and are disputing the validity of, among other things, the fee which was added to the note balance, and treatment of release of shares as a reduction of the fee. In May and in July 2011, we issued notices to the Lender that we believe that, under the terms of the Note Agreement and New York State law and given total payments made to the Lender through the issuance of our common stock, we have repaid the Note Agreement in full. Included in our condensed consolidated balance sheet as of June 30, 2011 is a note payable of $740,000 and accrued interest of $539,000. We have not reflected any change to previous accounting treatment for the transactions given the uncertainty regarding the ultimate resolution of these matters. To the extent new facts become known or ultimate settlement occurs, the impact of the change will be reflected in the consolidated financial statements at that time.
2008 Notes Payable - In 2008, we entered into an agreement with one of our vendors, whereby the accounts payable balance owed was converted to an unsecured note payable, due in eight equal payments of $12,500 beginning in August 2008. As described in Note 3, in December 2010, the note payable totaling $87,000 was settled in full by the issuance of approximately 6,945,000 shares of our common stock.
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
In April 2010, we received a letter from the Investors stating that we were in default under the Agreement and demanding payment of approximately $1.4 million for principal and interest due under the Notes. In conjunction with the notice of default, the Investors foreclosed on 4,502,306 of the 10,000,000 shares, valued at $991,000, of our common stock held as collateral and was applied against the principal of the Notes. In October 2010, the Investors foreclosed on an additional 1,600,000 shares valued at $61,000 which has been applied against the principal of the Notes. The remaining 3,897,694 collateral shares, valued at $43,000, were foreclosed on in January 2011. All shares released to the Investors were recorded based on the closing price of our common stock on the release date and have been applied against the balance of the Notes. In May and in July 2011, we issued notices to the Investors that we believe that, under the terms of the Notes and New York State law and given the payments made to the Investors through the issuance of our common stock, we have repaid the Notes in full. Included in our condensed consolidated balance sheet at June 30, 2011 are notes payable of $61,000 and accrued interest of $201,000. We have not reflected any change to previous accounting treatment for the transactions given the uncertainty regarding the ultimate resolution of these matters. To the extent new facts become known or ultimate settlement of the Notes occurs, the impact of the change will be reflected in the consolidated financial statements at that time.

February 2010 Notes Payable – In February 2010, we entered into an agreement with one of our professional service providers, whereby our accounts payable balance of $141,000 owed was converted to a 6% note payable due June 1, 2010 (the “Note Payable”). As of June 30, 2011, the principal balance was $136,000, accrued interest was $11,000, and the amounts have not been paid.
June 2010 Note Payable - In June 2010, we entered into an advisory services agreement with Summit Trading Limited (“Summit”), whereby they will identify, introduce, engage, and compensate investor relations and/or public relations firms on our behalf. Under the terms of this agreement, as consideration for those services, we issued a non-interest bearing note payable (the “Summit Note”) in the amount of $300,000 payable upon demand and recognized expense of $300,000. In December 2010, we paid $50,000 of the note payable by the issuance of shares of our common stock (see Note 3.) During the three months ended June 30, 2011, Summit assigned $235,000 of the Summit Note to Southridge LLC for a purchase price in that amount leaving a balance $15,000 of the Summit Note still held by Summit as of June 30, 2011.
During the three months ended June 30, 2011, we entered into agreements with Southridge LLC whereby portions of the Summit Note assigned to Southridge LLC totaling $235,000 were amended (the “Amended Notes”). The Amended Notes are convertible into shares of our common stock at a conversion price equal to 70% of the average closing bid price of our Common Stock for the 5 trading days immediately prior to conversion. We have recorded the value of the beneficial conversion feature in the amount of $137,000 which was recognized as interest expense in the three and nine months ended June 30, 2011. During the three months ended June 30, 2011, $185,000 of the Amended Notes were converted into 22,032,914 shares of our common stock (Note 3) leaving a balance of $50,000 of the Summit Note held by Southridge LLC as of June 30, 2011. Subsequent to June 30, 2011, the remaining $50,000 balance of the Amended Notes was converted by Southridge LLC into 7,440,476 shares of our common stock.
Fiscal Year 2011 Convertible Debentures - In October and November 2010 and in January 2011, we issued 180 day debentures to an investor for total cash proceeds of $60,000. The debentures bear interest at an annual rate of 8% with principal and interest convertible into our common shares at our option or the option of the investor. The debentures plus accrued interest are convertible by the investor at a price per share equal to the lower of fifty percent of the average of the three lowest closing bid prices of our common stock for the thirty trading days immediately prior to the date that we receive notice of conversion or fifty percent of the lowest traded price for the twenty days trading prior to the closing of the agreements. We are entitled, until payment in full of the debentures, to convert the debentures at a price per share equal to fifty percent of the closing bid price of the common stock on the date that we issue such notice of conversion. We have recorded the value of the beneficial conversion feature in the amount of $60,000 as debt discount to be amortized to interest expense over the terms of the debentures with $15,000 and $60,000 amortized to interest expense during the three and nine months ended June 30, 2011, respectively. In April 2011, we received a notice to convert to common shares one of the debentures with a face value of $10,000. We informed the note holder that we intend to redeem all the debentures in cash and paid the $10,000 note and related interest in cash. We believe we have no further obligation on this note. In May and June 2011, we received notices to convert into our common stock debentures in the face amount of $25,000. As of June 30, 2011, we had not honored that notice and debentures in the amount of approximately $47,000, including accrued interest of approximately $2,000, are past due.
In February 2011 and March 2011, we issued 180 day debentures to an investor for total cash proceeds of $60,000. The debentures bear interest at an annual rate of 10% with principal and interest convertible into our common shares at the option of the investor. The February debenture agreement with a face value of $30,000 provides for conversion into common shares at $0.005 per share or 50% of the lowest trading price in the ninety days following February 10, 2011. In May 2011, that price was set at $0.0035 per share. The March 2011 debenture, also with a face value of $30,000, provides for conversion into common shares at a price equal to $0.005 per share or 50% of the average closing price of our common stock for the five days prior to the date of the notice to convert. In June 2011, we issued a 180 day debenture to this investor for total cash proceeds of $30,000. The debenture agreement provides for, at the investor’s sole discretion, the conversion of the debenture into common shares at (i) the price per share equal to fifty percent (50%) of $0.01 or (ii) fifty percent (50%) of the lowest trading price of the Common Stock within the period ninety (90) days following the advancement date. Also in June 2011, we amended the March 2011 debenture with the same investor whereby the debenture was increased from $30,000 to $45,000 upon receipt of additional investment proceeds of $15,000. This additional portion of this debenture provides for conversion into common shares at a price equal to $0.0057 per share or 50% of the average closing price of our common stock for the five days prior to the date of the notice to convert. The amendment also extends the maturity date of the debenture to 180 days from the date of the amendment. For all the debentures and at the investor’s sole option, the entire principal amounts and all accrued interest, may be either paid to the investor on the maturity dates or be converted to our common shares as calculated under the terms of the specific agreements. We have recorded the value of the beneficial conversion feature of these debentures in the amount of $105,000 as debt discount to be amortized to interest expense over the terms of the debentures with $37,000 and $48,000 amortized to interest expense during the three and nine months ended June 30, 2011, respectively. The remaining $57,000 will be amortized over the remaining lives of the debentures. In July 2011, we entered into a second amendment to this debenture (Note 6.) As of June 30, 2011, interest of approximately $2,000 has been accrued on these debentures.

Note 3. Stockholders’ Equity
Preferred Stock - Our board of directors has the authority to designate and issue up to 5,000,000 shares of $0.001 par value preferred stock in one or more series, and to fix and determine the relative economic rights and preferences of preferred shares any or all of which may be greater than the rights of our common stock, as well as the authority to issue such shares without further stockholder approval. As a result, our Board of Directors could authorize the issuance of a series of preferred stock that would grant to holders preferred rights to our assets upon liquidation, the right to receive dividends before dividends are declared to holders of our common stock, and the right to the redemption of such preferred shares, together with a premium, prior to the redemption of the common stock. Preferred stock is designated 2,500,000 shares to Series A and 1,000,000 to Series B.
In February 2011, we issued 2,312,727 shares of Series A Preferred Stock (“Series A”) at a purchase price of $0.055 per share for net proceeds of $127,200 to an investor under a Series A Securities Purchase Agreement. The Series A has no redemption rights. In addition, the Series A is convertible, at the discretion of our management, into 9,472,340 shares of our common stock. In addition, the holder of Series A preferred stock was authorized to vote together as a single class with the holders of our common stock with respect to the proposal to increase the authorized shares of our common stock filed as a preliminary consent solicitation with the SEC in February 2011. The Series A preferred stock holder was entitled to forty votes for each share of Series A with respect to such proposal.
In February 2011, we filed with the State of Nevada certificates of withdrawal for 4,996,500 and 3,500 shares of our preferred stock previously designated to Series A and Series B, respectively. Also in February, we filed a certificate of designation for 2,500,000 shares of Series A preferred stock.
In July 2011 we filed a certificate of designation for 1,000,000 shares of Series B preferred stock.( the “Series B”). Each share of Series B is entitled to interest at a simple interest rate of 6% per annum. The Series B is convertible, at the discretion of our management, into shares of our common stock, except that the holders of the Series B may elect to covert the Series B into Common Stock upon or after the resignation or termination of our CEO, Gerard C. D’Couto. The number of shares of Common Stock to be issued upon a conversion is calculated by (i) multiplying the number of Series B Preferred Stock being converted by the per share purchase price received by the Company for such Series B Preferred Stock, and then, multiplying such number by 130% and then dividing this calculated value by the average closing bid price of the Common Stock during the five (5) Trading Days prior to the date a notice to convert the Series A Preferred Stock into the Company’s Common Stock is delivered to the Company “Trading Day” means a day on which the OTCBB (or any of its successors) is open for trading, or by (ii) first, allocating the Series B proportionately according to the amounts by date of individual cash tranches received by the Company then, second, multiplying the number of Series B Preferred Stock being converted, identified by tranche, by the per share purchase price received by the Company for such Series B Preferred Stock, and then, multiplying such number or numbers by 130% and, finally, dividing the calculated value(s) by the average closing bid price of the Common Stock during the five (5) Trading Days prior to the date of the associated tranche or tranches. The holders of the Series B re entitled to vote with the Company’s Common Stock with the number of votes equal to the number of common shares available by conversion to the holders of the Series B. We have the right to redeem the Series B in cash at the face amount plus any accrued, but unpaid dividends.
During the nine months ended June 30, 2011, we received $304,500 from Summit in advances toward equity purchases. We have recorded these advances as a liability as of June 30, 2011 which are included in Advances on Stock Subscriptions on the condensed consolidated balance sheet. In July 2011, we issued, under a Series B Preferred Stock Purchase Agreement, 322,904 shares of Series B to Summit at a price of $1.00 per share for the $304,500 advanced to us plus $18,404 as payment of debt we owed to Summit.

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
In February 2011, we filed with the Securities and Exchange Commission a preliminary consent solicitation to increase our authorized common stock from 80 million to 500 million shares. The final result of the vote regarding the authorized common stock increase was as follows:
●	125,123,289 votes consenting to the authorized common stock increase proposal;
●	9,930,338 votes withholding consent to the authorized common stock increase proposal; and
●	286,392 votes abstaining.
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
During the three months ended June 30, 2011, $185,000 of the Amended Notes (see Note 3) were converted into 22,032,914 shares of our common stock valued at $395,000. This resulted in a loss on extinguishment of debt of $210,000 which was recorded in the three and nine months ended June 30, 2011.
During the nine months ended June 30, 2011, we issued a total of 33,830,000 shares of our common stock, valued at $618,000, to Summit and other investors in payment for certain of our outstanding debt balances purchased by the investors. The total face value of debt converted to common stock consisted of short-term notes payable of $139,000 and $168,000 of vendor accounts payable. This resulted in a loss on extinguishment of debt of $311,000 which was recorded in the nine months ended June 30, 2011.
In October 2010 and January 2011, the Investors foreclosed on an additional 1,600,000 and 3,897,694 shares, respectively, and valued at $61,000 and $43,000, respectively. These amounts have been applied against the principal of the Notes (Note 2.)
In November 2010, we issued 2,000,000 shares of our common stock to an advisor, valued at $92,000, for investment and public relations services.
Southridge Partners II, LP - On March 31, 2011, we entered into an Equity Purchase Agreement (the “Equity Purchase Agreement”) with Southridge Partners II, LP (“Southridge”), a limited partnership organized and existing under the laws of the State of Delaware. Pursuant to the Equity Purchase Agreement, Southridge shall commit to purchase up to ten  million dollars ($10,000,000) of our common stock over the course of twenty four (24) months commencing the effective date of the initial Registration Statement (as defined below) covering the Registrable Securities (as defined below). The put option price is ninety-four percent (94%) of the average of the two lowest closing bid prices of any two applicable trading days, consecutive or inconsecutive, during the five (5) trading day period commencing the date that a put notice is delivered to the Investor in a manner provided by the Equity Purchase Agreement. Although issuing shares of our Common Stock under the Equity Purchase Agreement could potentially cause shares to be issued above the number legally authorized, the risk of doing so would be mitigated since all put notices would be issued at our sole discretion.

The “Registrable Securities” include the put shares, any Blackout Shares (as defined in the Equity Purchase Agreement), and any securities issued or issuable with respect to any of the foregoing by way of exchange, stock dividend, or stock split or in connection with a combination of shares, recapitalization, merger, consolidation, or other reorganization or otherwise. Pursuant to a Registration Rights Agreement entered into by the parties on March 31, 2011 (the “Registration Rights Agreement”), we are obligated to file a registration statement (the “Registration Statement”) with the United States Securities and Exchange Commission (the “SEC”) to cover the Registrable Securities no later than thirty (30) days after the execution of the Equity Purchase Agreement. The amount of the Registrable Securities required to be included in the initial Registration Statement shall be no less than 100% of the maximum amount of common stock permitted by the SEC to be included in a Registration Statement pursuant to Rule 415 (the “Rule 415 Amount”) promulgated under the Securities Act of 1933, as amended (the “Act”), and shall file additional Registration Statement(s) to register additional Rule 415 Amounts until all the Registrable Securities are registered. As of June 30, 2011, no shares have been issued under this Equity Purchase Agreement.

Long Term Incentive Compensation Plan – Our Long Term Incentive Compensation Plan ("the Plan") was adopted in 2006 and amended in 2008. The Plan is to continue for a term of ten years from the date of its adoption. The Plan is administered by our board of directors. In October of 2010, our board of directors amended the plan to increase the authorized shares issuable under the Plan from 6,000,000 to 16,000,000. In April of 2011, our board of directors approved an amendment to the Plan to include consultants as plan participants and to increase the shares authorized under the plan from 16,000,000 to 25,000,000. Our stockholders have not yet approved the amendments. We have granted stock options under the plan to employees, members of our board of directors, and advisors and consultants. No options have been exercised. Options are exercisable for ten years from date of grant. The following table summarizes stock option activity during the nine months ended June 30, 2011:
	Options Outstanding	Weighted Average Exercise Price
Outstanding at September 30, 2010 (3,113,115 exercisable options)	3,936,760	$0.120
Grants	17,552,358	0.015
Forfeitures	(187,169)	1.280
Cancellations	(19,406)	0.080
Exercised	-	-
Outstanding at June 30, 2011 (17,558,568 exercisable options)	21,282,543	$0.030

The weighted average remaining contractual lives of outstanding options at June 30, 2011 was 9.5 years. For exercisable options as of June 30, 2011, the weighted average contractual term was 9.5 years.
As of June 30, 2011, we had approximately $78,000 of total unrecognized compensation cost related to non-vested stock-based awards granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize this cost in 2011 and 2012.
As of June 30, 2011, the aggregate intrinsic value of options outstanding, representing the excess of the closing market price of our common stock over the exercise price, is $11,000.

We determine the value of share-based compensation using the Black-Scholes fair value option-pricing model with the following weighted average assumptions for options granted during the three and nine months ended
June 30, 2011:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
Risk free interest rate	2.2	2.2	1.9	2.2
Expected dividend yield	-	-	-	-
Volatility	209.3	225.9	211.8	226.0
Expected life in years	5.0	5.0	5.0	5.0

Share-based payments recognized as expense are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
Common stock options	$127,304	$103,508	$350,517	$214,822
Common stock purchase warrants	49,926	41,374	81,891	143,513
Issuance of common stock	-	12,500	92,000	1,992,970
Total share based payments	$177,230	$157,382	$524,408	$2,351,305
Total share based payments were recorded as follows
Research and development expense	2,868	29,225	10,958	29,225
General and administrative expense	174,362	128,157	513,450	2,322,080
	$177,230	$157,382	$524,408	$2,351,305

In November 2010 and April 2011, we issued to employees an aggregate of 7,440,000 and 10,112,358 options, respectively, having an exercise price of $0.023 and $0.0089 per share, respectively, which was equal to the fair value of our common stock on the dates of grant.
Warrants – At June 30, 2011, there were warrants outstanding for the purchase of approximately 5,481,119 shares of our common stock at a weighted average exercise price of $2.7 per share. 142,189 and 426,689 warrants expired during the three and nine months ended June 30, 2011, respectively. Warrants outstanding at June 30, 2011 expire at various dates from December 2011 to June 2021.
Employee Stock Purchase Plan - In 2008, we adopted an Employee Stock Purchase Plan, under which the number of shares of common stock that may be sold shall not exceed, in the aggregate, 900,000 shares. No shares have been purchased under this plan.

Note 4. Commitments and Contingencies
Our offices and laboratory facilities are leased under a lease agreement which expired in 2009. We currently lease on a month-to-month basis and are negotiating a lease extension with the landlord. As of June 30, 2011, monthly minimum rental and related payments were approximately $19,000 per month.
Pertaining to severance obligations and related costs in 2008, Paul Abramowitz, our former Chairman, President and Chief Executive Officer as an officer and director, has initiated a lawsuit against us in the Superior Court for the State of Washington alleging breach of contract in the amount of $275,000, plus interest, and willful failure to pay wages for which double damages or twice the amount of the wages allegedly withheld are sought. We are disputing these claims and have filed counterclaims against Mr. Abramowitz for breach of fiduciary duties as a director and officer, conversion, and violation of state and federal securities laws. While we have not made any payments and contest that any payment is due under our agreements with the former officer, included in accounts payable at June 30, 2011 and September 30, 2010, is $314,000, which was recognized as expense in 2008. In connection with the Abramowitz lawsuit, our former director, James Smith, has filed a cross-complaint against us for breach of contract and unpaid wages related to Mr. Smith’s past service on our board of directors. Smith has also made a claim for indemnification for the defense of the Abramowitz action, which was granted by the Court. The amount of this claim has not been determined and no amounts have been recorded for this contingency in these condensed consolidated financial statements. As of the date of this report, we are participating in court ordered mediation. In the event that no settlement is reached, the case will go to trial.
As disclosed in Note 2, we have received from the Lender a notice of default on the Note Agreement. We are aggressively pursuing resolution with the Lender in this matter. In May and July 2011, we issued notices to the Lender that we believe that, under the terms of the Note Agreement and New York State law, and given the payments made to the Lender through the issuance of our common stock, we have repaid the notes in full.
As disclosed in Note 2, we have received from the Investors a notice of default on the Agreement. We are aggressively pursuing resolution with the Investors in this matter. In May and July 2011, we issued notices to the Investors that we believe that, under the terms of the Agreement and New York State law, and given the payments made to the Investors through the issuance of our common stock, we have repaid the notes in full.
In July 2009, we entered into an agreement with Optimus Capital Partners, LLC (“Optimus”) whereby Optimus committed to purchase from us at our sole discretion, shares of our preferred stock through July 2010. We issued tranche notices requesting funds under the terms of the agreement with Optimus, but Optimus did not honor the notices. No shares were issued as no funds were received upon notices issued and the agreement has expired. In May 2010, we received a notice from Optimus alleging the firm was entitled to fees of $500,000 pertaining to the agreement. We dispute this claim and will defend our rights vigorously. No amounts have been recorded for this contingency in these condensed consolidated financial statements.
We are subject to various legal proceedings and claims that arise in the ordinary course of business. Our management currently believes that resolution of such legal matters will not have a material adverse impact on our consolidated financial position, results of operations or cash flows.

Note 5. Deferred Salaries Executive Officers
In response to our working capital limitations, we have deferred the payments of salaries payable to our Chief Executive Officer and our Chief Financial Officer. In our condensed consolidated balance sheets at June 30, 2011 and September 30, 2010, we have recorded balances of approximately $320,000 and $158,000, respectively, included in accrued expenses and other liabilities pertaining to these deferred payments.
Note 6. Note Receivable
We have an unsecured note receivable from Exigent Security Products, Inc. in the amount of $35,000 and bearing interest at 10% per annum, compounded monthly. All principal and interest is due June 2012.
Note 7. Subsequent Events
In July 2011, we entered into a second amendment to a March 2011 debenture an investor (see Note 2) whereby we increased the face value of the debenture from $45,000 to $70,000 upon receipt additional investment proceeds of $25,000. The second amendment also extends the maturity date of the debenture to 180 days from the date of the second amendment. This debenture provides for conversion of the additional investment into common shares at a price equal to $0.00405 per share or 50% of the average closing price of our common stock for the five days prior to the date of the notice to convert.
In July 2011 we filed with the State of Nevada a certificate of designation for 1,000,000 shares of Series B preferred stock.
Subsequent to June 30, 2011, the remaining $50,000 balance of the Amended Notes was converted by Southridge LLC into 7,440,476 shares of our common stock.

In July 2011, we issued, under a Series B Preferred Stock Purchase Agreement, 322,904 shares of Series B to Summit at a price of $1.00 per share (Note3).

Subsequent to June 30, 2011 we received approximately $50,000 from an investor in advance for equity or for debt investment.

Item 2.                Management’s Discussion and Analysis of Financial Condition and Results of Operation

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
In May 2011, we announced that we had signed a non-binding letter of intent to acquire privately-held Exigent Security Products, Inc. which markets and develops advanced radiation sensors for use by medical, homeland security, defense and other industries. We believe that this business combination will enable us to combine offerings of fuel cell and radiation detector products in order to provide power for remote and continuous sensor applications. No additional agreements have been entered into since the letter of intent.
We have announced customer relationships with EKO Vehicles of Bangalore (“EKO”), Hobie Cat Company (“Hobie Cat”), the Electric Car Company (“ECC”), and a large defense supplier in the United States Government. Partnering with these companies, we anticipate that we will develop early production devices for evaluation by original equipment manufacturers (“OEM”) for the eventual deployment of our fuel cell products in 2012. We anticipate that we will ultimately sell or license our products for resale by distributors and OEM customers.
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
To attain profitable operations and generate cash flow, management’s plan is to execute our strategy of:

(i)            Completing production prototypes for EKO vehicles, Hobie Cat, and other customers, and qualifying the product for high volume market acceptance; and

(ii)           Developing and deploying Remote Area Power Supply (RAPS) systems, and other energy generation and storage solutions.

The delay in our ability to acquire capital has led to postponement in the deployment of our business strategy. We intend to produce and deliver products in conjunction with the receipt of required financing.
Liquidity, Going Concern and Capital Resources
We have prepared our condensed consolidated financial statements assuming that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. At June 30, 2011, we have a working capital deficit (excess of current liabilities over current assets) of $5.1 million and an accumulated deficit of $56.4 million. Since our inception, we have reported net losses, including losses of approximately $2.9 million during the nine months ended June 30, 2011 and $5.2 million for our fiscal year ended September 30, 2010. We expect losses to continue in the foreseeable future as we grow and redeploy our operations. Net cash used by operating activities approximated $560,000 during the nine months ended June 30, 2011 and $1.2 million for our fiscal year ended September 30, 2010. We have funded our operations through sales of our common stock, advances on stock subscriptions and short-term borrowings. In this regard, during the nine months ended June 30, 2011, we raised approximately $304,000 in advances on stock subscriptions, $171,000 through note payable borrowings, and $127,000 in funding from Series A Preferred Stock (“Series A”) issued. Subsequent to June 30, 2011 we received $25,000 through an issuance of a debenture and approximately $50,000 from an investor in advance for equity or for debt investment.

We have limited capital resources and have sustained substantial losses, which raise substantial doubt about our ability to continue as a going concern. Investment funds received have not been sufficient to continue to support certain operating activities, which led to postponement in the deployment of our business strategy and curtailment of research and development activities during the fiscal year ended September 30, 2010. We continue to work with reduced staffing while we focus on raising capital. We must, therefore, raise sufficient capital to fund our overhead burden and our continuing research and development efforts going forward. Although we have received $25,000 subsequent to June 30, 2011, without additional funding, our current cash resources are expected to last only into August 2011. Our operations are currently focused on raising capital, sales, and business development. We are dependent on existing cash resources and external sources of financing to meet our working capital needs. To satisfy our working capital requirements, we are currently seeking financing from the sale of debt or equity instruments to current investors and potential strategic investors. There is no assurance that we will be successful in raising this capital on a timely basis, if at all. The failure to obtain the necessary working capital would have a material adverse effect on the development program and business prospects and, depending upon the shortfall, we may have to curtail or cease our operations.
In addition to our common stock outstanding, as of July 26, 2011, we have potential stock equivalents outstanding including stock options, convertible debentures, warrants and Series A Preferred Stock convertible into shares of our common stock. Included in these securities are Series A Preferred Stock convertible into 9,472,340 shares, options convertible into 21,282,543 shares, warrants convertible into 7,238,785 shares, and notes payable convertible into 50,521,225 shares of our common stock. Also, In October and November 2010, and in January 2011, we issued 180 day debentures to an investor for total cash proceeds of $60,000. During the three months ended June 30, 2011, we paid $10,000, plus interest, in cash to the investor in payment of one of the debentures. The debentures with principal and interest are convertible into our common shares at our option or the option of the investor. The debentures plus accrued interest are convertible by the investor at a price per share equal to the lower of fifty percent of the average of the three lowest closing bid prices of our common stock for the thirty trading days immediately prior to the date that we receive notice of conversion or fifty percent of the lowest traded price for the twenty days trading prior to the closing of this agreement. We are entitled, until payment in full of the debentures, to convert the debentures at a price per share equal to fifty percent of the closing bid price of the common stock on the date that we issue such notice of conversion.
In February 2011, we also issued 180 day debentures to an investor for cash proceeds of $30,000. The debentures with principal and interest are convertible into our common shares solely at the option of the investor. The debentures plus accrued interest are convertible by the investor at a price equal to $0.0035 per share. In March 2011, we issued additional 180 day debentures to this investor for additional cash proceeds of $30,000. These debentures, with principal and interest, are also convertible into our common shares solely at the option of the investor. The debentures are convertible at a price equal to $0.005 per share or 50% of the average closing price of our common stock for the five days prior to the date of the notice to convert. In June 2011, we issued a 180 day debenture to this investor for total cash proceeds of $30,000. The debenture agreement provides for, at the investor’s sole discretion, the conversion of the debenture into common shares at (i) the price per share equal to fifty percent (50%) of $0.01 or (ii) fifty percent (50%) of the lowest trading price of the Common Stock within the period ninety (90) days following the advancement date. Also in June 2011, we amended the March 2011 debenture with the same investor whereby the debenture was increased from $30,000 to $45,000 upon receipt of additional investment proceeds of $15,000. This additional portion of this debenture provides for conversion into common shares at a price equal to $0.0057 per share or 50% of the average closing price of our common stock for the five days prior to the date of the notice to convert. The amendment also extends the maturity date of the debenture to 180 days from the date of the amendment. In July 2011, we entered into a second amendment to this debenture whereby we increased the face value of the debenture from $45,000 to $70,000 upon receipt additional investment proceeds of $25,000. The second amendment also extends the maturity date of the debenture to 180 days from the date of the second amendment. This debenture provides for conversion of the additional investment into common shares at a price equal to $0.00405 per share or 50% of the average closing price of our common stock for the five days prior to the date of the notice to convert.
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

Recent Financing Activities

Subsequent to June 30, 2011 we received $25,000 through an issuance of a debenture
In February 2011, we filed with the Securities and Exchange Commission a preliminary consent solicitation to increase our authorized common stock from 80 million to 500 million shares. The final result of the vote regarding the authorized common stock increase was as follows:
●	125,123,289 votes consenting to the authorized common stock increase proposal;
●	9,930,338 votes withholding consent to the authorized common stock increase proposal; and
●	286,392 votes abstaining.
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
Advances on Stock Subscriptions. During the nine months ended June 30, 2011, we received $304,500 from Summit in advances toward equity purchases. We have recorded these advances as a liability as of June 30, 2011 which are included in Advances on Stock Subscriptions our condensed consolidated balance sheet. In July 2011, we issued, under a Series B Preferred Stock Purchase Agreement, 322,904 shares of Series B to Summit at a price of $1.00 per share for the $304,500 advanced to us plus $18,404 as payment of debt we owed to Summit. This agreement has been filed with this Form 10-Q as Exhibit No. 10.5.
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

Comparison of Quarterly Results of Operations
The following table shows our revenue and expenses for the three and nine months ended June 30, 2011 and 2010:
NEAH POWER SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended June 30,		For the nine months ended June 30,
	2011	2010	2011	2010
Revenues	$ -	$ -	$ -	$ -

Operating expenses
Research and development expense	108,370	158,052	274,740	531,754
General and administrative expense	638,042	827,572	1,682,929	3,823,571

Total operating expenses	746,412	985,624	1,957,669	4,355,325

Loss from operations	(746,412)	(985,624)	(1,957,669)	(4,355,325)

Other expense
Financing costs	(1,457)	(2,117)	(11,457)	(127,189)
Interest expense	(261,655)	(69,869)	(450,318)	(684,033)
Loss on extinguishment of debt	(203,774)	(116,053)	(463,374)	(116,053)

Net Loss	$ (1,213,298)	$ (1,173,663)	$ (2,882,818)	$ (5,282,600)

Research and Development. Research and development expenses (“R&D”) consist primarily of salaries and other personnel-related expenses, consulting and other outside services, laboratory supplies, facilities costs and other costs and expense as incurred. Expense for the three and nine months ended June 30, 2011 decreased as compared to the three and nine months ended 2010, due to the following:
●	R&D salaries expense and stock compensation expense decreased by $37,000 to $16,000 from $53,000 recorded in the prior year’s three month period and decreased by $221,000 to $34,000 from $255,000 recorded in the prior year’s nine month period due to reductions in personnel.
●	Facilities expenses increased by $24,000, to $87,000 from $63,000 recorded in the prior year’s three month comparable period and increased by $29,000, to $223,000 from $194,000 recorded in the prior year’s nine month comparable period primarily due to the recording of additional late fees and interest charged by our landlord.
●	R&D project and operations expenses decreased from $7,000 to nil recorded in the prior year’s three month period and decreased from $37,000 to nil recorded in the prior year’s nine month period. These decreases were due to the reduction of operations to reduce expenses.
We anticipate that R&D expenditures will increase significantly as we obtain financing to support additional development efforts and the manufacture of our products.
General and Administrative. General and administrative expenses (“G&A”) consist primarily of salaries and other personnel related expenses to support our R&D activities, non-cash stock-based compensation for general and administrative personnel and non-employee members of our board of directors, professional fees, such as accounting and legal, corporate insurance and facilities costs. The significant decrease in G&A expense in the nine months ended June 30, 2011 as compared to the same period in 2010 was primarily due to decreased public relations and marketing. Public relations and marketing expenses decreased by $2,141,000 to $166,000 in the nine months ended June 30, 2011 from $2,307,000 in the same period in 2010, due to the non-cash expense we incurred in 2010 related to the shares issued pursuant to the advisory services agreements with Summit Trading Limited to identify, introduce, engage, and compensate investor relations and/or public relations firms on our behalf which we entered into in October 2009 and June 2010. These were partially offset in the nine months ended June 30, 2011 by non-cash expense of $92,000 incurred related to shares and warrants issued in payment of investment and public relations services and by cash expense of $70,000 in payment of investment and public relations services.

G&A expenses also increased due to the following:
●	G&A salaries expense increased by $44,000, to $147,000 and by $87,000 to $424,000, respectively in the three and nine months ended June 30, 2011 from $103,000 and $337,000, respectively, recorded for the same periods in 2010, respectively. This was primarily due to the reestablishment of officer salaries to earlier levels from 2008. All additional salaries were approved by our board of directors and payments have been deferred until we receive adequate financing.
●	Non-director stock compensation for the three and nine month ended June 30, 2011 increased by $34,000, to $97,000 and by $101,000 to $253,000, respectively compared with $63,000 and $152,000 recorded for the same periods in 2010, respectively. This was due to stock options issued to management and employees in November 2010 and April 2011 to encourage retention and to compensate for salary reductions and deferrals. In addition, we recorded $7,000 and $39,000 in warrant compensation for warrants issued to Strategic Advisory Board members in the three and nine months ended June 30, 2011, compared with 41,000 and $48,000 in the same periods of 2010. Director stock based compensation increased in the three and nine months ended June 30, 2011 to $70,000 and $129,000 from $11,000 and $33,000, respectively, for the same periods in 2010.
●	Professional services expenses for the three and nine months ended June 30, 2011 increased by $148,000, to $210,000 and by $90,000 to $602,000, respectively, from $62,000 and $512,000, respectively, in the same periods in 2010 due to increased legal expenses in 2011 partially offset by decreases in non-cash consulting services compared with 2010.
●	Amortization expenses for the three and nine months ended June 30, 2011 were nil compared with $179,000 and $357,000 from the same periods in 2010 due to amortization recorded in the purchase of SolCool LLC in 2010. The purchase was unwound in August of 2010.
Financing costs. We incurred financing costs and fees related to our outstanding loans. Financing costs decreased by $116,000 for the nine months ended June 30, 2011 to $11,000 from $127,000 incurred in the same period in 2010 primarily due to non-interest expenses and fees associated with loans incurred in the 2010 period. Financing fees for the three months ended June 30, 2011 and June 30, 2010 were negligible in both periods.
Interest expense. We incurred interest expense on our outstanding loans. Interest expense increased by 192,000 for the three months ended June 30, 2011 to $262,000 from $70,000 incurred in the same period in 2010 primarily due to the beneficial conversion expenses charged for convertible debt during the 2011 period. Interest expense decreased for the nine months ended June 30, 2011 by 234,000 to $450,000 from $684,000 incurred in the same period in 2010. This was primarily due to the decreases in the principal balances of outstanding notes payable resulting from foreclosure of common shares held as collateral by the holders of the notes payable in 2010, partially offset by the beneficial conversion expenses charged in the same period in 2011.
Loss on extinguishment of debt. We have recorded losses pertaining to the extinguishment of debt in exchange for our common stock. For the three and nine months ended June 30, 2011, loss on extinguishment of debt increased by $88,000 and $347,000 to $204,000 and $463,000, respectively, compared with $116,000 in the same periods in 2010. The increases were due to increased activity in settling past due accounts payable and notes payable balances.

Off-Balance Sheet Arrangements
As of June 30, 2011, we did not have any off-balance sheet arrangements.
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
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective for gathering, analyzing and disclosing the information that we are required to disclose in reports filed under the Securities Exchange Act of 1934, as amended.
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
On September 11, 2009, a consultant of the Company filed a lawsuit in the Superior Court of California, County of Santa Clara, styled Novellus Systems, Inc. v. Neah Power Systems, Inc. alleging breach of contract due to unpaid vendor bills. The consultant obtained a default judgment in December 2009 in the amount of $62,524. In March 2011, Novellus sold the rights to this obligation to an investor. The obligation has since been paid and there remain no claims against the Company.
On December 4, 2009, our landlord filed a lawsuit against us for unpaid rent in the amount of $76,069 in the case styled Teachers Insurance & Annuity v. Neah Power Systems, Inc. in the Superior Court of the State of Washington, County of King (Case No. 09-2112914). Our landlord was granted a default judgment in December 2009 in the amount of $81,106.11. Pursuant to that judgment, in January 2010 we received a notice of eviction from our landlord because of the unpaid rent. Since the notice, we have paid $134,000 against that balance the landlord has extended the date for eviction. We owe approximately $316,000 of rent to the landlord as of the date of this report. We are currently negotiating with the landlord for a long-term extension on our lease. The landlord has indicated the willingness to incorporate our past due rent into the terms of the new lease and forgive past due penalties and interest.
On January 20, 2010, our former Chief Executive Officer, Paul Abramowitz, initiated a lawsuit against us in the Superior Court for the State of Washington styled Abramowitz v. Neah Power Systems, et al. (Case No. 10-2-3688-1 SEA) in which Mr. Abramowitz has sued for breach of his employment contract in the amount of $275,000, plus interest, and willful failure to pay wages for which he seeks double damages or twice the amount of the wages allegedly withheld, plus attorneys’ fees and interest. Other persons presently affiliated with the Company or affiliated with the Company in the past, including Gerard C. D’Couto, Stephen M. Wilson, Jon M. Garfield, Ed Cabrera, Michael Selsman, Paul Sidlo, James Smith and Robert J. McGovern, were also named as defendants in the Abramowitz lawsuit. During the quarter ended June 30, 2011, the Court dismissed the claims against all these persons with the exception of Dr. D’Couto, finding that they are not personally liable under Washington wage law. We have filed a third party complaint against the following former officers and directors who may be implicated by Abramowitz’s claims due to their presence on the Neah Power board of directors: Michael Solomon, Eugene “Buzz” Aldrin, Leroy Ohlsen and David Barnes. We have also filed counterclaims against Mr. Abramowitz for breach of fiduciary duties as a director and officer, conversion and violation of state and federal securities laws.
In connection with the Abramowitz lawsuit, our former director, James Smith, has filed a cross-complaint against the Company, the other defendants in the Abramowitz lawsuit, Michael Solomon, Leroy Olsen and Buzz Aldrin for breach of contract and unpaid wages related to Mr. Smith’s past service on our board of directors. Smith has also made a claim for indemnification for the defense of the Abramowitz action, which was granted by the Court. The amount to be assessed for this claim has not yet been determined.
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

Item 2.               Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2011, we issued to an investor 22,032,914 shares of our common stock, valued at $394,000, in partial settlement of an outstanding note payable balance. The total face value of debt settled in common stock was $185,000. There were no discounts, sales or underwriting commissions incurred in connection with the financing.
In June 2011, we issued 180 day debentures to an investor for total cash proceeds of $30,000. At the investor’s sole discretion, the debenture agreement provides for conversion into common shares at (i) the price per share equal to fifty percent (50%) of $0.01 or (ii) fifty percent (50%) of the lowest trading price of the Common Stock within the period ninety (90) days following the advancement date. Also in June 2011, we amended a March 2011 debenture with the same investor whereby we increased the debenture from $30,000 to $45,000 upon receipt additional investment proceeds of $15,000. This amended debenture provides for conversion of the additional investment into common shares at a price equal to $0.0057 per share or 50% of the average closing price of our common stock for the five days prior to the date of the notice to convert.
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
Item 3.               Defaults Upon Senior Securities.
In November 2007, we received net proceeds of $465,000 and issued to a lender (the “Lender”) a $500,000 12% convertible secured promissory note, which was amended to mature in September 2008. We entered into an amended loan agreement, whereby the Lender agreed to forbear from exercising any remedies available under the loan documents or applicable law through March 2009, and in exchange, we agreed to pay a fee of $567,000 which was added to the principal balance of the loan and payable in cash or stock at our discretion. In 2009, we released to the Lender 1,635,000 shares held by the Lender as collateral shares valued at $327,000 based on the closing price of our common stock on the release date, which we recorded as a partial payment of the fee. In March 2010 and February 2011, we received letters from the Lender stating that we were in default on the outstanding note. We are contesting the default notice and are disputing the validity of, among other things, the fee which was added to the note balance, and treatment of release of shares as a reduction of the fee. In May 2011, we issued a notice to the Lender that we believe that, under the terms of the Notes and New York State law and given total payments made to the Lender, we have repaid the notes in full. We have not reflected any change to previous accounting treatment for the transactions given the uncertainty regarding the ultimate resolution of these matters. To the extent new facts become known or ultimate settlement of this note occurs, the impact of the change will be reflected in the consolidated financial statements at that time. Included in our condensed consolidated balance sheet as of June 30, 2011 are notes payable of $740,000 and accrued interest of $539,000. We have not reflected any change to previous accounting treatment for the transactions given the uncertainty regarding the ultimate resolution of these matters. To the extent new facts become known or ultimate settlement of this note occurs, the impact of the change will be reflected in the consolidated financial statements at that time.

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
In April 2010, we received a letter from the Investors stating that we were in default under the Agreement and demanding payment of approximately $1.4 million for principal and interest due under the Notes. In conjunction with the notice of default, the Investors foreclosed on 4,502,306 shares of the 10,000,000 shares, valued at $991,000, of our common stock held as collateral and was applied against the principal of the Notes. In October 2010, the Investors foreclosed on an additional 1,600,000 shares valued at $61,000 which has been applied against the principal of the Notes. The remaining 3,897,694 collateral shares, valued at $43,000, were foreclosed on in January 2011. All shares released to the Investors were recorded based on the closing price of our common stock on the release date and have been applied against the balance of the Notes. In May 2011, we issued a notice to the Investors that we believe that, under the terms of the Notes and New York State law and given the payments made to the Investors, we have repaid the notes in full. Included in our condensed consolidated balance sheet at June 30, 2011 are notes payable of $61,000 and accrued interest of $201,000. We have not reflected any change to previous accounting treatment for the transactions given the uncertainty regarding the ultimate resolution of these matters. To the extent new facts become known or ultimate settlement of the Notes occurs, the impact of the change will be reflected in the consolidated financial statements at that time.

Item 5.               Other Information.
None.
Item 6.               Exhibits.
See the Exhibit Index immediately following the signature page of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
NEAH POWER SYSTEMS, INC.

Dated: July 26, 2011	By:	/s/ GERARD C. D’COUTO
Gerard C. D’Couto
President and Chief Executive Officer
(Principal Executive Officer)

Dated: July 26, 2011	By:	/s/ STEPHEN M. WILSON
Stephen M. Wilson
Chief Financial Officer
(Principal Financial Officer)

Exhibit Index
Exhibit No.	Document Description	Incorporation by Reference
3.1	Certificate of Withdrawal of Certificate of Designation of Series A Preferred Stock.	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 8-K filed on February 7, 2011 and incorporated herein by reference.
3.2	Certificate of Withdrawal of Certificate of Designation of Series B Preferred Stock .	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 8-K filed on February 7, 2011 and incorporated herein by reference.
3.3	Certificate of Designation of Series A Preferred Stock.	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 8-K filed on February 9, 2011 and incorporated herein by reference.
3.4	Certificate of Designation of Series B Preferred Stock.	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 8-K filed on July 8, 2011 and incorporated herein by reference.
10.1	Series A Preferred Stock Purchase Agreement by and between Neah Power Systems, Inc. and Investor Relations Services, Inc.	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 8-K filed on February 9, 2011 and incorporated herein by reference.
10.2	Equity Purchase Agreement By and Between Neah Power Systems, Inc. and Southridge Partners II, LP	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 8-K filed on April 8, 2011 and incorporated herein by reference.
10.3	Registration Rights Agreement	Filed herewith
10.4	Announcement of entry into a non-binding letter of intent to acquire Exigent Security Products, Inc.	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 8-K filed on May 11, 2011 and incorporated herein by reference.
10.5	Series B Preferred Stock Purchase Agreement by and between Neah Power Systems, Inc. and Summit Trading Limited	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.	Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer.	Filed herewith.
32	Section 1350 Certification.	Filed herewith.