Form 10-K
period 2011-09-30
NEAH POWER SYSTEMS, INC.
filed 2012-01-03
CIK 1162816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2011

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
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One).

Large Accelerated Filer ☐ Non-Accelerated Filer ☐	Accelerated Filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

The aggregate market value of the Registrant’s common stock held by non-affiliates was approximately $800,000 as of March 31, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter) based upon the closing price of common stock on that date of $0.009.

As of December 23, 2011, there were 182,793,529 shares of the Registrant’s $0.001 par value common stock issued and outstanding.

Documents Incorporated By Reference: None

NEAH POWER SYSTEMS, INC.
TABLE OF CONTENTS

EXPLANATORY NOTE

As used herein, the terms “Neah,” “Neah Power,” “Neah Power Systems,” “Company,” “we,” “our” and like references mean and include both Neah Power Systems, Inc., a Nevada corporation, and our wholly-owned subsidiary, Neah Power Systems, Inc., a Washington corporation.

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

The following factors, among others, could cause our future results to differ materially from historical results or those anticipated:

•

our ability to obtain financing;

•

our future capital needs;

•

the acceptance and success of our fuel cell products, our ability to develop and commercialize products, and to enter into sales agreements with customers and generate revenue;

•

the success or failure of our research and development programs, marketing, and sales efforts;

•

resolution of outstanding lawsuits and default judgments against us, and our ability to settle disputes and negotiate with creditors for past due amounts; and

•

our limited operating history, and current debt and working capital conditions

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

For a discussion of these and other factors that may affect our business, results and prospects, see “ITEM 1A – RISK FACTORS” beginning on page 9. Readers are urged to carefully review and consider the various disclosures made by us in this Report and in our other reports previously filed with the Securities and Exchange Commission, including our periodic reports on Forms 10-K, 10-Q and 8-K, and those described from time to time in our press releases and other communications, which attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

PART I

ITEM 1

BUSINESS

Overview

We are engaged in the development and sale of renewable energy solutions using our direct methanol micro fuel cell technology. Our fuel cells are designed to replace existing rechargeable battery technology in a variety of applications and can run in either aerobic or anaerobic modes. We are developing solutions specifically targeted for the military, transportation, and portable electronics applications. Our long-lasting, efficient and safe power solutions include devices such as notebook PCs, military radios, and other power-hungry computer, entertainment and communications products. We use a unique, patented, silicon-based design for our PowerchipTM micro fuel cells that creates higher power densities and enables lighter-weight, smaller form-factors, and will potentially create more cost effective, manufacturing and potentially lower product costs.

We believe our fuel cells will outperform lithium ion batteries and other batteries in terms of run time, recharge time, portability, and other measures of performance. We have validated this based on our research and the state of our technology. We anticipate that our fuel cell solution will be particularly beneficial in applications requiring the use of more than one battery because the user will only need to use a single fuel cell with a supply of smaller fuel cartridges, which will result in reduced overall size and weight. We have a patent portfolio consisting of 12 issued patents and 1 pending U.S. patent application on our proprietary technology.

We have won awards for our technology over the years, the most recent recognition being the Best of What’s NewTM 2010 award from the distinguished publication Popular ScienceTM. Other awards include the Washington Technology Industry Association 2010 Finalist plus other awards from Red Herring, and MIT Magazine of Innovation.

During fiscal 2010 and 2011 we continued to advance the development and maturity of our systems. This included the completion of the fuel cell prototype and the subsequent completion of a closed loop, self-contained system, not requiring the availability of oxygen from the environment. This “anaerobic” system is an important feature of our fuel cell technology. We also demonstrated an air-breathing (“aerobic”) system. These technologies provide the foundation for products that we intend to be produced for sale over the next fiscal year. In 2012, we expect to field test our system for specific customer applications and incorporate resulting improvements into our product.

Along with our on-going efforts to develop and improve our technology, we have sought out interested third parties and potential customers to test prototypes of our technology and to explore potential sales and licensing opportunities. Our discussions with potential customers include the following:

●

We have had discussions with a large defense entity in India to license our technology for production and use for India military applications.

●

We have a non-binding letter of intent with a large U.S. based defense supplier and have provided a scope of work with detailed milestones and a commercial proposal to this prospective customer. Depending on the availability of sufficient funding, our plans for fiscal 2012 include progress on various milestones related to this scope of work. We believe completion of these milestones would lead to significant follow on business with this customer. We have also submitted a proposal jointly with this customer for U.S. government funding.

●

We have a letter of interest with a large U.S. based aerospace company, and we have provided a scope of work with detailed milestones and a commercial proposal for commercial aviation applications. Depending on the availability of sufficient funding, our plans for fiscal 2012 include progress on various milestones related to this scope of work. If we are successful with our proposal, this could be a multi-year effort to incorporate fuel cells into commercial aviation applications. We believe completion of these milestones would lead to significant follow on business with this customer.

●

We also have non-binding letters of intent with EKO Vehicles of Bangalore (“EKO”) and the Hobie Cat Company. Depending on the availability of sufficient funding, we expect to deliver several beta prototype units in fiscal 2012.

As we announced in October 2011, we have made a strategic change in our business model, to license to potential customers the manufacturing of our fuel cells. Previously, our business plan had an outsourced manufacturing business model, subcontracting to third parties substantially all of the production and assembly. The shift to emphasize a licensing strategy, while continuing an outsourced model, is intended to further leverage existing third-party manufacturing capacity in the semiconductor industry. We believe that our licensing strategy will be particularly attractive to customers who have access to their own computer chip manufacturing capacity, because our products can be manufactured with existing equipment used in the semiconductor industry without significant capital outlays for new equipment.

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

The deployment of our business strategy has been significantly delayed by the availability of capital and our inability to raise sufficient capital to fund ongoing operations, sales and marketing and production. Dependent on our raising sufficient financing, we intend to focus on production and delivery of products to customers and sales efforts. We intend to continue to develop business relationships and demonstrate our technology to potential interested, leading edge, adopters.

The auditors’ report of our independent registered public accounting firm on our consolidated financial statements for our 2011 fiscal year ended September 30, 2011 indicates that there is substantial doubt about our ability to continue as a going concern based upon our balance sheet, cash flows and liquidity position. We cannot give assurance that we will be able to obtain sufficient funds from our operating or financing activities to support our continued operations.

Background

Our company was incorporated in the State of Nevada on February 1, 2001 under the name Growth Mergers, Inc. Effective March 9, 2006, we entered into an Agreement and Plan of Merger, as amended on April 10, 2006, whereby Growth Acquisitions, Inc., a Washington corporation and wholly-owned subsidiary of Growth Mergers, Inc., merged with and into Neah Power Systems, Inc., a Washington corporation (“Neah Power Washington”). Following the merger, Growth Mergers, Inc. changed its corporate name to Neah Power Systems, Inc. By virtue of this merger, Neah Power Washington became our wholly-owned subsidiary.

The purpose of the merger was to enable Neah Power Washington, as Growth Mergers, Inc.’s subsidiary, to access the capital markets via a public company. Our common stock currently trades on the OTC Bulletin Board under the symbol “NPWZ.”

Research and Development

We conduct our research and development, marketing and sales activities at our headquarters in Bothell, Washington. Contingent upon the receipt of adequate financing, we plan to continue investing in research and development, marketing, and sales. We anticipate that these efforts, and resulting costs, will increase in fiscal 2012 compared to prior years due to increased product development related to specific customer products and to additional improvements to our technology.

Our Patented Technology

Rather than joining numerous other companies attempting to create Proton Exchange Membrane (“PEM”)-based direct methanol fuel cells, we felt an entirely new design approach was necessary to achieve the power density, manufacturability, cost and reliability, and the unique ability to operate in anaerobic (non air-breathing) environments required by portable electronic devices and transportation applications. Our unique fuel cell design utilizes a patented porous silicon electrode structure and circulating liquid streams of fuel, oxidant and electrolyte that produce the chemical reactions needed to generate power. We believe that our use of porous silicon and liquid oxidant is unique in the fuel cell industry. In final form, our products can be packaged in plastic casings to create self-contained systems that retain the excess water produced during operation and prevent contamination to the cathode as occurs in traditional PEM-based direct methanol fuel cells. Furthermore, since our design is based largely on standard silicon wafer processing, we believe that it should have significant manufacturing advantages over traditional fuel cells. Compared to competing direct methanol fuel cell technologies that use carbon-based electrodes and solid PEM’s, we believe that our fuel cell’s silicon-based approach will deliver higher power output, lower cost for the equivalent size of fuel cell, a cost efficient manufacturing model that is used by the semiconductor industry, and aerobic and anaerobic operations. In addition, our fuel cell contains all chemical reactants within the fuel cell and cartridge. We believe these attributes will give our technology distinct competitive advantages over other direct methanol fuel cells.

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

While our focus has been on closed loop, anaerobic systems, we have also demonstrated an aerobic system that can be used where the quality of the air is high and predictable. This would reduce the complexity of the system, as well as increase the energy density of the system.

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

As an ongoing effort to increase the competitiveness of our product, we must focus on the following continuous improvement programs that would further enhance the performance differentiation of our fuel cell, reduce the cost, and enhance manufacturability and increase lifetime and reliability:

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

Commercialization Strategy

We are focusing our initial strategy on markets requiring anaerobic or low oxygen content environments, such as underwater, transportation, aerospace and military applications. Our product focus for fiscal 2012 will be directed to the prospective customers mentioned above in “Overview,” including pursuing the licensing of our technology to the large defense entity in India, and products under our proposals with the large US defense supplier and the commercial aviation provider, as well as fuel cell range extenders for EKO scooters and Hobie Cat kayaks. The technology is applicable for other electric vehicles as well, which we continue to explore. Our initial focus will be on defense, transportation, and commercial / industrial applications, with subsequent adoption in the consumer markets. While the size of the consumer markets is very significant, the adoption cycle can be much longer than the other markets that we are currently focused on. These longer adoption cycles are driven by longer lead times for product development, distribution, supply chain implementation, and consumer specific safety testing. We are in preliminary discussions with a large consumer company for consumer applications, which, if successful, is expected to take 24 – 36 months for product placement on store shelves.

Our Industry

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

Within the 10-100 watt battery replacement space, the dominant technology direction over the last 30 years has been the ongoing development of fuel cells based on PEM. A Proton Exchange Membrane is usually a polymeric structure resembling a thin sheet of plastic that conducts protons, acting as a solid state electrolyte for electrochemical reactions. Typical PEM based fuel cells use this material as a basic building block of the electrochemical power generation unit. PEM -based solutions may use either the oxidation of hydrogen gas as the fuel source or the direct oxidation of liquid methanol in the direct methanol fuel cell configuration.

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

Remote Area Power Supplies (“RAPS”) Market

We are pursuing the Remote Area Power Supplies market, renewable energy, fuel cell-based power generation and storage systems that can be used for distributed power applications where the quality of the electrical grid is non-existent or sub–par, or where back up power is needed. Systems for this market can provide 1kW to 10+ kW power systems that can operate off-the-grid. These systems would include a renewable, DC-based generation system (solar, wind, etc.), a power modulation system (DC-DC converter, DC-AC inverter) and storage systems. We expect increasing demand based on the current focus on renewable energy, and the need to reduce dependence on a depleting fossil fuels resources. Based on our internal marketing estimates and reports published by the marketing research firm of Frost and Sullivan, this market was estimated to be approximately $500 million in 2009 and is expected to grow to $2.5 billion by 2016. In addition, RAPS products could provide backup power for critical infrastructure like cell phone towers, communication infrastructure and other command and control systems in developed and developing countries.

Market for Military Applications

Our research and development efforts to date have demonstrated the potential use of our fuel cells in a variety of military applications. The completion of our prototype and the extended testing have demonstrated that the technology has the potential to provide higher density power at longer durations in a more reliable fashion. In addition, we believe our fuel cells will provide a more environmentally friendly solution compared with rechargeable or non-rechargeable batteries solutions as it relates to manufacturing processes and waste disposal. Our products particularly address anaerobic needs such as underwater, underground, close quarters and high altitude and no atmosphere applications specific to military needs.

We believe that the market for military applications will be a significant portion of the market, as reflected in market research by Frost and Sullivan, as well as our internal marketing estimates. This market includes battery replacement and new fuel cell alternatives for specialized applications such as underwater and unmanned vehicles. Our product could also provide an effective backup power solution.

In April 2010, we signed a non-binding letter of intent with a large U.S. defense supplier to provide our innovative fuel cell technology for a variety of defense related applications. We have provided a scope of work with detailed milestones and a commercial proposal to this prospective customer. Depending on the availability of funding, we anticipate delivery of several beta prototype systems in fiscal 2012.

Market for Industrial Applications and Transportation

We have a letter of interest with a large U.S. based aerospace company, and we have provided a scope of work with detailed milestones and a commercial proposal for commercial aviation applications to provide fuel cells for ground and altitude based operations. Depending on the availability of funding, our plans for fiscal 2012 include progress on various milestones related to this scope of work. If we are successful with our proposal, this could be a multi-year effort to incorporate fuel cells into commercial aviation applications.

In an initial effort to test prototypes of our technology and sell our products, we entered into non-binding letters of intent and other agreements beginning in 2009. In July 2009, we signed a non-binding letter of intent with EKO, one of India’s larger manufacturers of electric two wheel vehicles, to develop fuel cell battery charging units for integration into their electric scooters, as well as RAPS to act as charging stations for the scooters and off-grid power sources. The agreements with EKO were renewed in December 2011. Depending on the availability of sufficient funding, we expect to deliver several beta prototype units in fiscal 2012.

In July 2009, we signed a technology license agreement with Hobie Cat to explore the use of our proprietary fuel cells to power various recreational water craft products. Additionally, we signed a non-binding letter of intent with Hobie Cat to produce on-board fuel cell battery chargers for their line of electric kayaks. Depending on the availability of sufficient funding, we anticipate delivery of several beta prototype systems in fiscal 2012.

Market for Consumer Mobile Electronics

Recent trends continue to demonstrate a need for better and longer-lasting power solutions to close the “power gap” - the difference between power capacity and power need - thus enhancing mobility and productivity. Based on user demand, mobile electronics companies continue to add features for richer experiences. Notebook PC makers, for example, in recent years have enhanced their products with larger, more vivid color displays, faster processors, larger hard drives, DVD and/or CD drives, as well as multimedia and wireless networking capabilities. Each of these additions requires more power and, taken together, can be a significant drain on a PC’s limited battery capacity. Users are also more dependent on these mobile devices and are using them longer without access to outlet power. Sales of notebook PCs continue to grow faster than those of the overall PC market, and now represent more than half of all PCs sold. The size of the consumer market for fuel cells as battery replacements is estimated to be between $6 billion and $8 billion per year, as reflected in market research by Frost and Sullivan and our internal marketing estimates. Moreover, with the growth and widespread availability of high-speed wireless connections in corporate offices and public locations, “persistent” computing - constant connectivity to the Internet, e-mail and corporate files - is becoming commonplace, creating additional demand for longer-lasting power.

While this is a large, and growing, market, we believe that our fuel cells, when fully developed, will be capable of bridging the mobile electronics “power gap.” Depending on the availability of sufficient funding, we expect to pursue development of products for this market segment.

Competition

The development and marketing of fuel cells and fuel cell systems is extremely competitive. In many cases, we may compete directly with alternative energy, fuel cell, and entrenched power-generation and power-storage technologies. In addition, a number of firms throughout the world have established fuel cell development programs, although most of them are PEM-based. Competitors range from development stage companies to major domestic and international companies. Many of our competitors have:

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

Our Proprietary Rights and Intellectual Property

We rely primarily on patents and contractual obligations with employees and third parties to protect our proprietary rights. We continue to seek appropriate patent protection for our proprietary technologies by filing patent applications in the U.S. and in certain foreign countries. As of the date of this Annual Report, we own or control 12 issued or allowed U.S. patents and one pending U.S. patent applications, including provisional patent applications.

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

•

operate without infringing on the patents and proprietary rights of third parties; and

•

preserve our best known methods and trade secrets;

There are a number of existing U.S. patents covering PEM-based direct methanol fuel cells held by several organizations. We believe our fuel cell design and technology do not conflict with these patents and are independently protectable.

Employees

As of September 30, 2011, we had four employees, including two executive officers, one administrative and one technical employee. We also continue to use part-time staff composed of former full-time employees. In May, 2010, we furloughed most of our employees because of insufficient operating capital. We intend to rehire personnel and hire additional staff after raising sufficient funds. We also expect to continue to using outside business development consultants, whose compensation will be based on revenue opportunities they create.

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

Other Information

In May 2011, we announced that we had signed a non-binding letter of intent to acquire privately-held Exigent Security Products, Inc. We have since terminated this letter of intent.

ITEM 1A

RISK FACTORS

Readers should carefully consider the risks described below in evaluating our business, prospects and results of operations and before making an investment decision in our common stock. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently believe are immaterial may also impair our business operations and financial results. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected.

Risks Related to Our Business

We need to raise significant additional capital to continue our business operations.

Our current monthly cash operating expenses are approximately $100,000. We have no revenues and we expect that our current cash will last us only until January 2012. Accordingly, we need to raise financing to fund our operations. In the event we are unable to obtain, on a timely basis, the additional financing required to meet our cash needs, we will have to reduce or curtail operations which would materially and adversely affect our development efforts, and we may need to seek protection under the bankruptcy laws. Even if such financing is obtained, it may not be on commercially acceptable terms or may otherwise substantially dilute the equity interests of our current shareholders.

We recently entered into a securities purchase agreement by which the Series C investor could obtain control of our company.

In November 2011, we entered into a securities purchase agreement with an investor whereby the investor agreed to provide funding to us on a best effort basis in two separate placements of our convertible Series C Preferred Stock which have voting rights along with common shareholders. Our shareholders will be diluted as we issue shares of preferred stock to the Series C Investor. We have received $300,000 under this financing, out of a total possible of $4 million, and we issued 42,856 shares of Series C Preferred Stock to the investor. Beginning six months after the date of initial issuance of the Series C preferred stock, each share of Series C preferred stock will be convertible into 1,000 shares of common stock and accordingly the 42,856 shares of Series C preferred stock would represent approximately 23.5% of the common stock currently outstanding. To the extent that we receive additional funds in this financing, the Series C Investor will obtain greater voting control in the company, which may exceed 50% control. In such event, the Series C Investor will be able to control matters submitted to a vote of shareholders and can elect and replace our board of directors.

Our auditors have issued a “going concern” modification in their report on our consolidated financial statements.

The auditors’ report on our consolidated financial statements as of September 30, 2011 and 2010 indicates that there is substantial doubt about our ability to continue as a going concern based upon our accumulated deficit and negative working capital at September 30, 2011, our recurring net losses, and the cash used in operations for the year ended September 30, 2011. We may be unable to obtain sufficient funds from financing activities or our planned operations to support our continued business. If we cannot continue as a going concern, we may need to substantially revise our business plan, cease operations, sell or seek protection under the bankruptcy laws.

We have a history of losses since our inception, we expect future losses and we may never achieve or sustain profitability.

We have incurred net losses each year since our inception and had accumulated losses of approximately $55.2 million through September 30, 2011. We expect to continue to incur net losses at least through our fiscal year 2012 and these losses may be substantial. To implement our business strategy, we will continue to incur considerable research and development expenses and capital expenditures. Accordingly, if we are unable to generate substantial revenues to cover these expenses we will not achieve profitability.

We have a limited operating history.

We have a limited historical financial data and operating results with which to evaluate our business and our prospects. As a result, readers should consider our prospects in light of the early stage of our business in a new and rapidly evolving market.

Our success depends on retaining and attracting key personnel.

In 2010, we downsized our operations and laid off or furloughed most of our employees. As of December 23, 2011, we have 4 employees, including our Chief Executive Officer and Chief Financial Officer. We rely heavily on the efforts of our Chief Executive Officer and Chief Financial Officer to maintain and develop our business, and we would be adversely affected if we lost the services of either of these officers. We do not maintain “key-man” life insurance policies on any of our key personnel. If we are able to raise sufficient funds, we intend to rehire personnel and hire additional staff. We may not be successful in recruiting, hiring and retaining qualified executive, technical, marketing, manufacturing and support personnel. The inability to hire qualified key personnel could adversely affect our ability to grow and to execute our business plan.

Our ability to generate future revenues will depend on a number of factors, many of which are beyond our control.

These factors include customer and market acceptance of our technology and products, regulatory developments, and general economic trends. Due to these factors, we cannot anticipate with any degree of certainty what our revenues, if any, will be in future periods. We have not generated any revenues in fiscal 2011 or 2010, and we have no current revenue-generating agreements with any customer.

We are dependent on letters of intent and sales agreements to generate and advance our business

We are dependent on letters of intent, licensing agreements, and other contracts to test and evaluate prototypes of our technology, and to sell our products. There can be no assurance that we will be able to secure letters of intent or other agreements with interested parties, or that an executed letter of intent will lead to an executed agreement or to the receipt of revenues. Several letters of intent that we have entered into require us to develop systems and product prototypes with specifications unique to the customer. Even if we enter into letters of intent, the products and systems we develop for the customer may not meet the customer’s satisfaction. Our inability to secure agreements with potential customers and to generate revenue will have a substantial effect on our ability to continue as a going concern.

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

Our silicon-based fuel cell products represent a new technology and our success will depend on this technology achieving customer and market acceptance. Because we design our products to capitalize on markets that presently utilize or are serviced by products from traditional and well-established battery manufacturers, we may face significant resistance from end-users to adopt a new and alternative power source technology.

Fuel cell products for defense, transportation, portable, and mobile applications represent an emerging market and we do not know whether our targeted distributors, resellers or end-users will purchase our products. The development of a mass market for our portable and mobile products may be impacted by many factors, some of which are beyond our control, including:

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

We have demonstrated prototypes which we expect to develop into commercial products. However, our activities have been limited to these prototype models. Our business model contemplates outsourcing of the manufacturing of our products to a third-party. Because we have not been in production, we do not know the full manufacturing and delivery costs. We may not be able to produce our products in a cost-effective manner.

We may not be able to sell our fuel cell systems if they are not compatible with the products of third-party manufacturers or our potential customers.

Our success will depend upon our ability to make our products compatible with the products of third-party manufacturers. In addition, our mobile and portable products will be successful only if our potential customers redesign or modify their existing products to fully incorporate our products and technologies. Our failure to make our products and technologies compatible with the products of third-party manufacturers or the failure of potential customers to redesign or make necessary modifications to their existing products to accommodate our products would cause our products to be significantly less attractive to customers and could potentially eliminate the demand for our products entirely.

We have entered into an amended lease agreement with our Landlord which includes a Confession of Judgment, Order of Writ of Restitution which may be acted upon in case of our default.

In November 2011, we entered into an amended lease agreement with our landlord for our principal offices and research plant in Bothell, Washington. In conjunction with that agreement, the landlord agreed to release us from the obligation to pay all past due balances in excess of $195,000. To secure performance of our obligations under the lease and payment of the remaining past due balance, we executed a “Confession of Judgment, Order and Writ of Restitution” in favor of the landlord in the amount of $350,000. The landlord may file this Confession of Judgment with the Court to be enforced in the event we default under the lease. Should we default on the lease, the landlord will have the right to immediately obtain judgment for that amount.

Our quarterly operating results are likely to be volatile in the future.

Our quarterly operating results are likely to vary significantly in the future. Fluctuations in our quarterly financial performance may result from:

•

research and development costs for further development of our products;

•

increased general and administrative expenses to the extent that we hire additional employees and seek to grow our business, including increased sales and marketing efforts;

•

demand and timing of orders for our products, and receipt of revenue;

•

capital expenses as we develop our manufacturing processes;

•

a shortage of the raw materials used in the production of our fuel cell systems; and

•

difficulties with outsourced manufacturing operations.

Because of these anticipated fluctuations, our financial and operating results in any fiscal quarter are likely to be inconsistent, may not be indicative of our future performance and may be difficult for investors to properly evaluate.

Certain corrosive acids used in our fuel cells may limit their acceptance.

The electrolyte and oxidant components of our fuel cells include a sulfuric and nitric acid base. Although we intend to manufacture our containers in a manner that we believe will virtually eliminate the risk of leakage, there can be no assurance that manufacturing or design defects will not cause leaking of these corrosive and toxic acids whose concentrations are comparable to levels in “wet” batteries. In addition, the very existence of this element of our products may cause OEM and other potential volume purchasers to be reluctant to replace existing technologies with our fuel cell systems. In addition, we may be required to place warning labels on any consumer products we distribute.

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

Even if we achieve the acceptance of our fuel cells by OEMs, consumers might buy substantially fewer fuel cartridges than we anticipate. Since no portable fuel cell product has yet been successful in the market, consumer behavior and acceptance is unknown.

The U.S. government may have rights to certain of our technology.

As a result of a government grant, the U.S. government will obtain rights in certain of our technology, including inventions, developed with their funding. In addition, the U.S. government may require us to grant to a third party an exclusive license to any inventions resulting from the grant if the government determines that we have not taken adequate steps to commercialize the inventions. The rights of the U.S. government may adversely impact sales or license of our products.

Risks Related to Our Industry

Government regulation could impose burdensome requirements and restrictions that could impair demand for our fuel cell products.

Government regulation of fuel cells and alternative fuels is evolving. We do not know the extent to which any evolving regulations may impact our ability to distribute, market, or install our fuel cells or their cartridges. Once our fuel cell products reach the commercialization stage and we begin distributing our systems to our target early markets, federal, state or local government agencies may seek to impose regulations. Any government regulation of our fuel cell products, whether at the federal, state or local level, including any regulations relating to the use of these products, may increase our costs and the price of our fuel cells or cartridges, and may have a negative impact on our revenue and profitability. Furthermore, we expect that approval will be required to carry our fuel cell cartridges onto airplanes. These approvals have not yet been obtained nor have we determined the actual restriction or the specifics of what will be required.

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

Risks Related to Our Common Stock

We could issue a significant amount of common stock or a series of preferred stock that would dilute and adversely affect our shareholders.

Our articles of incorporation authorize the issuance of 500,000,000 shares of common stock and 5,000,000 shares of “blank check” preferred stock, with designations, rights and preferences that may be determined from time to time by our board of directors, which may be superior to those attached to the common stock. As of the date of this report, we have the following designated classes of preferred stock:

●

2,500,000 shares of preferred stock designated as Series A with no shares issued and outstanding;

●

1,000,000 shares of preferred stock designated as Series B Preferred Stock, with 420,700 shares issued and outstanding and which are convertible into approximately 100,000,000 shares of our common stock as of December 23, 2011 (the exact number of which is not determinable at this time because the Series B are convertible into shares of our common stock based on the future trading price of our common stock); and

●

1,000,000 shares of preferred stock designated as Series C Preferred Stock with 42,856 shares issued and outstanding and which are convertible, beginning 6 months after the date of initial issuance of the Series C, into approximately 42,856,000 shares of our common stock as of December 23, 2011 (convertible at a rate of 1,000 shares of common stock for each share of Series C preferred stock).

We have 500,000 shares of undesignated “blank check” preferred stock that we may issue in the future. Issuance of additional common stock or preferred stock or the conversion of the preferred stock could result in substantial dilution to our existing shareholders.

We may be required to obtain the consent of the Series C Investor for any future financing.

Under our securities purchase agreement with the Series C Investor, we agreed that upon receipt of investment of $300,000 from the Series C Investor, we will not solicit or accept any equity investments from any third party or incur any indebtedness other than trade or other debt incurred in the normal course of business, in excess of $100,000, unless approved in advance by the Series C Investor. Currently, we have only received $300,000 and so we are not yet subject to this requirement. If we receive an additional $300,000, our financing efforts will be subject to approval of the Series C Investor, in its sole discretion.

If we sell shares of our common stock under our equity line of credit with Southridge Partners II, LP, the market price of our common stock may decline and dilute the holdings of our shareholders.

On March 31, 2011, we executed an equity purchase agreement with Southridge Partners II, LP. Pursuant to the equity purchase agreement, we may raise capital through the private sale of our common stock to Southridge at a price equal to 94% of the market price, based on the formula set forth in the equity purchase agreement. If we satisfy the conditions set forth in the equity purchase agreement for drawing on the equity line of credit, the issuance of shares at a discount to the market may have an adverse impact on our stock price and will dilute our shareholders.

The Equity Line of Credit with Southridge Partners II, LP is not currently available to us and may not be available to us in the future in the amounts or at the times when needed, thus limiting our ability to fund operations.

Under our securities purchase agreement with our Series C Investor, we agreed that we would not draw on an equity line of credit with Southridge Partners II, LP once we have received a minimum of $600,000 in aggregate funding from the Series C Investor. We would be released from this obligation if the Series C securities purchase agreement is terminated (due to the failure of the Series C Investor to fully fund). In addition, there are other conditions to our use of the equity line, including effectiveness of the required registration statement and the absence of any material adverse change in our business or financial condition. The equity line of credit may never be available to us, and even if it is available, it may not provide sufficient capital to fund our operations.

Our corporate filings with the Nevada Secretary of State may be subject to challenge.

We implemented our August 2009 authorized share increase from 20 million shares to 80 million shares and six for one forward stock split by, first, filing a certificate of amendment to the our articles of incorporation on August 3, 2009 to increase our authorized common stock and, then, effecting a forward split of six shares of common stock for every one share of common stock outstanding on August 14, 2009. We determined that we incorrectly filed a certificate of amendment pursuant to Nevada Revised Statutes § 78.390 instead of a certificate of change pursuant to Nevada Revised Statutes § 78.209. The certificate of change is the correct Nevada form for increasing authorized capital and effecting a corresponding stock split without stockholder approval. The certificate of correction that we filed with the Nevada Secretary of State corrects the implementation of the increase in authorized common stock and the forward stock split by (i) voiding the certificate of amendment that we filed on August 3, 2009, and (ii) replacing the certificate of amendment with a certificate of change. The certificate of change effects (i) as of August 3, 2009, an increase in our authorized common stock from 20 million shares to 80 million shares, and (ii) as of August 14, 2009 a forward split of four shares of common stock for every one share of common stock outstanding. In addition, our board of directors also adopted resolutions to clarify that our board declared a share dividend of .5 shares of common stock for every one share of common stock outstanding which was effective immediately following the four for one forward split on August 14, 2009. Taken together, the four for one forward split and .5 for one share dividend resulted in the equivalent of a six for one forward stock split. Our legal counsel reviewed this issue and the foregoing approach was recommended to us as the effective way of resolving this issue. However, we cannot provide assurance that the method of correcting the error in the implementation of our increase in authorized common stock and forward stock split will not be subject to challenge or that such challenge would not be successful.

Our stock price is volatile.

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

•

lack of liquidity.

In addition, stock markets, particularly the OTCBB where our stock is currently traded, have experienced extreme price and volume fluctuations, and the market prices of securities of technology companies have been highly volatile. These fluctuations are often unrelated to operating performance and may adversely affect the market price of our common stock. As a result, investors may not be able to resell their shares on a timely basis if at all, and may lose some or all of their investment.

Because we do not intend to pay any cash dividends, shareholders must rely on stock appreciation for any return on their investment in our common stock.

We have not paid any cash dividends on our common stock and we do not intend to declare and pay any cash dividends on our common stock. Earnings, if any, are expected to be retained by us to finance and expand our business.

Our common stock is subject to penny stock rules.

Our common stock is subject to the SEC regulations for “penny stock.” Penny stock includes any non-NASDAQ or other exchange listed equity security that has a market price of less than $5.00 per share, subject to certain exceptions. The regulations require that prior to any non-exempt buy/sell transaction in a penny stock, a disclosure schedule set forth by the SEC relating to the penny stock market must be delivered to the purchaser of such penny stock. This disclosure must include the amount of commissions payable to both the broker-dealer and the registered representative and current price quotations for the common stock. The regulations also require that monthly statements be sent to holders of penny stock which disclose recent price information for the penny stock and information of the limited market for penny stocks. These requirements adversely affect the market liquidity of our common stock.

In addition, our common stock is subject to Rule 15g-1 through 15g-9 under the Exchange Act, which imposes certain sales practice requirements on broker-dealers who sell our common stock to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 (exclusive of the value of their primary residence) or annual incomes exceeding $200,000 individually, or $300,000 together with their spouse)). For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to the sale. This rule adversely affects the ability of broker-dealers to sell our common stock and purchasers of our common stock to sell their shares of such common stock.

ITEM 1B

UNRESOLVED STAFF COMMENTS

None.

ITEM 2

PROPERTIES

Our corporate offices and laboratory facilities are located at 22118 20th Ave SE, Suite 142, Bothell Washington, where we lease approximately 5,700 square feet of office space and 5,300 square feet of laboratory space. As of November 1, 2011 we entered into an amended lease agreement with the landlord to extend our lease through October 31, 2013. (Please see Note 11 to our Notes to Consolidated Financial Statements). The average monthly rental payment including utilities and operating expenses for the facility is approximately $12,000 per month. We believe that the leased facility is in good condition and adequate to meet our current and anticipated requirements.

ITEM 3

LEGAL PROCEEDINGS

Set forth below are summaries of certain material pending legal proceedings to which we are a party. From time to time, we become subject to legal proceedings and claims, both asserted and unasserted, that arise in the ordinary course of business. Litigation in general, and securities litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of legal proceedings are difficult to predict. An unfavorable resolution of one or more of these lawsuits would materially adversely affect our business, results of operations, or financial condition. The need to defend any such claims could require payments of legal fees and our limited financial resources could severely impact our ability to defend any such claims.

●

Abramowitz v. Neah Power Systems. On January 20, 2010, our former Chief Executive Officer, Paul Abramowitz, initiated a lawsuit against us in the Superior Court for the State of Washington styled Abramowitz v. Neah Power Systems, et al. (Case No. 10-2-3688-1 SEA) in which Mr. Abramowitz has sued for breach of his employment contract in the amount of $275,000, plus interest, for willful failure to pay wages for which he seeks double damages or twice the amount of the wages allegedly withheld, plus attorneys’ fees and interest. Other persons presently or previously affiliated with us, including Gerard C. D’Couto, Stephen M. Wilson, Jon M. Garfield, Ed Cabrera, Michael Selsman, Paul Sidlo, James Smith and Robert J. McGovern, were also named as defendants in the Abramowitz lawsuit. During the year ended September 30, 2011, the Court dismissed the claims against all these persons with the exception of Dr. D’Couto, finding that they are not personally liable under Washington wage law. In March 2011, we have filed a third party complaint against the following former officers and directors who may be implicated by Mr. Abramowitz’s claims due to their presence on our board of directors: Michael Solomon, Eugene “Buzz” Aldrin, Leroy Ohlsen and David Barnes on the grounds that these individuals may also be liable to Mr. Abramowitz if he proves willful refusal to pay wages. All of those parties except Mr. Barnes were subsequently dismissed by agreement, with additional measures taken to preserve potential future claims against them. We have also filed counterclaims with potential damages exceeding $1,000,000 against Mr. Abramowitz for breach of fiduciary duties as a director and officer, and conversion.(a civil claim for losses due to theft). The Abramowitz lawsuit is currently scheduled to go to trial in January 2012.

●

James Smith. In connection with the Abramowitz lawsuit, our former director, James Smith, has filed a cross-complaint against us and the other defendants in the Abramowitz lawsuit, Michael Solomon, Leroy Olsen and Buzz Aldrin for breach of contract and unpaid wages related to Mr. Smith’s past service on our board of directors. He subsequently dismissed all defendants except the Company. The Smith compensation claim has been denied by the Company and is scheduled to be resolved in the January 2012 trial of the Abramowitz claims. Smith and former Board member McGovern have also made a claim for indemnification for their defense of the Abramowitz action, which was granted by the Court. The amount to be assessed for these claims has not yet been determined.

●

Dreier Stein Kahan Browne Woods George LLP. On March 3, 2010, a complaint was filed by the Chapter 7 Trustee of the law firm Dreier Stein Kahan Browne Woods George LLP in the Superior Court of California, Los Angeles Central District (Case No. BC432899) alleging breach of contract for past legal services and seeking $66,000. Dreier Stein obtained a default judgment in November 2009 in the amount of approximately $63,000 which includes the unpaid legal fee amounts plus interest. The judgment remains unpaid.

●

Airgas-Norpac, Inc. In July 2011, Airgas-Norpac, Inc. obtained a default judgment in the amount of approximately $43,000 for unpaid vendor bill amounts plus interest and fees (Snohomish County Superior Court, State of Washington, Airgas-Norpac, Inc. v. Neah Power Systems, Inc. Case No. 11-2-07121). The judgment remains unpaid.

●

Senita Investments Ltd. In December 2011, Senita Investments Ltd. filed a lawsuit in King County Superior Court, Seattle, Washington (Senita Investments, Ltd. v. Neah Power Systems, Inc. Cause No. 11-2-41371-3) alleging breach of contract for failing to meet contractual obligations under certain outstanding debentures (in aggregate principal amount of $49,000) and seeking in excess of $300,000 in damages. Following receipt of the complaint, we tendered to Senita stock certificates for conversion of certain debentures and payment of principal and all accrued interest on the other debentures. Senita rejected our payment. We also advised Senita of its failure to file various SEC required forms related to its equity position in our stock. We intend to take appropriate action in defense of this action.

ITEM 4

(REMOVED AND RESERVED)

PART II

ITEM 5

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the Over-the-Counter Bulletin Board under the symbol “NPWZ.” The OTC Bulletin Board is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter equity securities. The OTC Bulletin Board securities are traded by a community of market makers that enter quotes and trade reports.

Set forth below are the range of high and low bid quotations for the periods indicated as reported by the OTC Bulletin Board. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

	High	Low
Fiscal Year Ended September 30, 2010:
First Quarter (October 1, 2009 – December 31, 2009)	$1.30	$0.59
Second Quarter (January 1, 2010 – March 31, 2010)	$0.79	$0.18
Third Quarter (April 1, 2010 – June 30, 2010)	$0.29	$0.04
Fourth Quarter (July 1, 2010 –September 30, 2010)	$0.12	$0.05

Fiscal Year Ended September 30, 2011:
First Quarter (October 1, 2010 – December 31, 2010)	$0.062	$0.014
Second Quarter (January 1, 2011 – March 31, 2011)	$0.025	$0.009
Third Quarter (April 1, 2011 – June 30, 2011)	$0.014	$0.003
Fourth Quarter (July 1, 2011 –September 30, 2011)	$0.007	$0.006

The last sale price of our common stock on December 23, 2011, was $0.006.

Holders

As of December 23, 2011, there were approximately 360 holders of record of our common stock. This number does not include beneficial owners of common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

Dividends

We have not paid any cash dividends to date and do not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of our business.

Unregistered Sales of Equity Securities

The information below lists all of the securities we sold during the fiscal year that ended September 30, 2011 other than those sales previously reported in a Current Report on Form 8-K or a Quarterly Report on Form 10-Q which were not registered under the Securities Act of 1933, as amended, including all sales of reacquired securities, as well as new issues, securities issued in exchange for property, services, or other securities, and new securities resulting from the modification of outstanding securities. No underwriting discounts or commissions were incurred in connection with any of the following transactions. Each of the transactions was conducted as a private placement, without the use of any general solicitation, and was exempt from registration under Section 4(2) of the Securities Act of 1933.

•

In July and August 2011, we entered into amended debenture agreement with an investor to add $51,000 to a note payable for proceeds received from the investor for an aggregate amount of $96,000. The maturity date of the amended note was extended to May 2012. The additional portions of this debenture provide for conversion into common shares at a prices ranging from $0.0045 to $.0057 per share or 50% of the average closing price of our common stock for the five days prior to the date of the notice to convert. All debentures bear interest at 10% with principal and interest, at the investor’s sole discretion, to be paid in cash or to be converted into common shares on or after the maturity date.

•

In September 2011, we received 932,727 shares of our Series A preferred stock in exchange for a $51,300 convertible note payable due in February 2012, bearing interest at 5% per annum. In September 2011, approximately $32,000 of the notes were converted into 7,440,476 shares of our common stock leaving a balance remaining of approximately $19,000 at September 30, 2011.

•

In July 2011, we issued to an investor 7,440,476 shares of our common stock, valued at $50,000, in partial conversion of an outstanding convertible note payable balance of $50,000.

•

In September 2011, we received approximately $6,000 from an investor and issued a 180 day convertible note payable. At the our sole option, we may pay the balance i) in cash equal to the face amount at 130% or ii) in stock by multiplying the face amount 150% then dividing by a price per share equal to the average of the two lowest daily closing bid prices of our common stock over the five business days prior to the date of notice to convert.

•

In August 2011, we issued to an investor 769,231 shares of our common stock on conversion of a convertible debenture payable in the amount of $6,300.

•

In July 2011, we issued 322,904 shares of Series B Preferred Stock (“Series B”) to an investor in exchange for $304,500 in cash and approximately $18,000 as payment of amounts owed the investor. Holders of Series B have no redemption rights and each share of Series B is entitled to interest at a simple interest rate of 6% per annum. Series B is convertible, at the discretion of our management, into shares of our common stock, except that the holders of the Series B may elect to convert the Series B into Common Stock upon or after the resignation or termination of our Chief Executive Officer. The number of shares of Common Stock to be issued upon a conversion is calculated by (i) multiplying the number of Series B being converted by the per share purchase price received by the Company for such Series B , and then, multiplying such number by 130% and then dividing this calculated value by the average closing bid price, as defined, or by (ii) first, allocating the Series B proportionately according to the amounts by date of individual cash tranches received by the Company then, second, multiplying the number of Series B being converted, identified by tranche, by the per share purchase price received by the Company for such Series B, and then, multiplying such number or numbers by 130% and, finally, dividing the calculated value(s) by the average closing bid price, as defined. The holders of the Series B are entitled to vote with the Company’s Common Stock with the number of votes equal to the number of common shares available by conversion to the holders of the Series B.

Description of Equity Incentive Compensation Plans

We have three equity compensation plans, including our (i) Long Term Incentive Compensation Plan, (ii) Employee Stock Purchase Plan, and (iii) Director, Officer, and Employee Sales Incentive Plan.

In March 2006, we adopted our Long Term Incentive Compensation Plan (the “LTIP Plan”). In August 2008, our board of directors amended the LTIP Plan to increase the authorized shares issuable under the LTIP Plan to 6,000,000, which amendment our stockholders approved. Our Board of Directors has amended the LTIP Plan to increase the aggregate number of shares available for issuance under the plan to 25,000,000 shares. Our stockholders have not yet approved that amendment.

In 2008, our shareholders approved the Employee Stock Purchase Plan, under which the number of shares of common stock that may be sold shall not exceed, in the aggregate, 900,000 shares. No shares have been purchased under this plan.

In August 2011, we adopted a Director, Officer, and Employee Sales Incentive Plan (the “Sales Incentive Plan”) in order to provide incentives to generate revenues, recognize efforts during difficult financial circumstances, and encourage retention of our officers, directors and employees. Option compensation under the Sales Incentive Plan will be based ratably on our product sales, licensing, customer engagements or grants (the “Sales”) up to a maximum of $20 million with shares available for issuance not to exceed 300,000,000 (calculated by multiplying the maximum $20 million in Receipts by 15% and then dividing the result by $0.01). The options are performance based, and will vest and become exercisable only when revenue is recognized in our financial reporting and when cash payments have been received for those revenues.

The table below sets forth certain information as of September 30, 2011 regarding the shares of common stock available for grant or granted under our equity incentive plans:

Equity Incentive Compensation Plan Information

	Number of Common shares to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Common Shares Remaining for Future Issuance Under Long-Term Incentive Equity Compensation Plan (Excluding Outstanding Options)
Equity compensation plans approved by stockholders	6,000,000	$0.08	0
Equity compensation plans not approved by stockholders (1)	15,282,543	$0.02	3,717,457
Equity compensation plans not approved by stockholders (2)	209,000,000	$0.01	91,000,000
TOTAL	230,282,543	$.01	94,717,457

(1)

Represents the increase of shares reserved under our LTIP Plan from 6 million to 25 million shares, which increase was not approved by our shareholders.

(2)

Represents shares under our Director, Officer, and Employee Sales Incentive Plan. As of December 23, 2011, we had granted options for 209,000,000 shares. The options are performance based and will vest and become exercisable only when revenue is recognized in our financial reporting and when cash payments have been received for those revenues.

ITEM 6

SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 7

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following management’s discussion and analysis is intended to provide information necessary to understand our audited consolidated financial statements and highlight certain other financial information, which in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition, and results of operations. In particular, the discussion is intended to provide an analysis of significant trends and material changes in our financial condition and operating results during the fiscal year ended September 30, 2011 as compared to the fiscal year ended September 30, 2010.

Background

We are engaged in the development and sale of renewable energy solutions using our direct methanol micro fuel cell technology. Our fuel cells are designed to replace existing rechargeable battery technology in a variety of applications and can run in either aerobic or anaerobic modes. We are developing solutions specifically targeted for the military, transportation, and portable electronics applications. Our long-lasting, efficient and safe power solutions include devices such as notebook PCs, military radios, and other power-hungry computer, entertainment and communications products. We use a unique, patented, silicon-based design for our PowerchipTM micro fuel cells that creates higher power densities and enables lighter-weight, smaller form-factors, and will potentially create more cost effective, manufacturing and potentially lower product costs.

Liquidity, Going Concern and Capital Resources

Our consolidated financial statements for the years ended September 30, 2011 and 2010 have been prepared in conformity with U.S. generally accepted accounting principles, which contemplate continuation of our company as a going concern. The report of our auditors on our consolidated financial statements for our fiscal year ended September 30, 2011 indicates that there is substantial doubt about our ability to continue as a going concern based upon our balance sheet, cash flows and liquidity position. We cannot give assurance that we will be able to obtain sufficient funds from our operating or financing activities to support our continued operations. Our consolidated financial statements for the years ended September 30, 2011 and 2010 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classifications of liabilities that may result from the outcome of this uncertainty.

Since our inception, we have reported net losses, including losses of approximately $1.6 million and $5.2 million during the years ended September 30, 2011 and 2010, respectively, and we expect losses to continue in the near future as we grow and redeploy our operations. At September 30, 2011, we have a working capital deficit of approximately $3.6 million and an accumulated deficit of $55.2 million. Net cash used by operating activities approximated $717,000 and $1.3 million during the years ended September 30, 2011 and 2010, respectively.

We had no revenues in fiscal 2011 or 2010. We have funded our operations through sales of our common and preferred stock, advances on stock subscriptions and short-term borrowings, and settlement of certain of our accounts payable by issuance of common stock. During the year ended September 30, 2011, we raised $407,000 through issuances of preferred stock, received gross proceeds of $228,000 through issuances of short-term notes payable and debentures, and received approximately $142,000 from advances on stock subscriptions.

Investment funds received have not been sufficient to continue to support certain operating activities, which led to postponement in the deployment of our business strategy and the scaling back of research and development activities during the fiscal year ended September 30, 2011. We continue at reduced staffing levels as we focus on raising additional capital and engaging prospective customers. Without additional funding, our cash is estimated to support our operations only into January 2012. These factors, and those of the preceding paragraph, raise substantial doubt about our ability to continue as a going concern.

We require additional financing to execute our business strategy and to satisfy our near-term working capital requirements. Our operating expenses will use a significant amount of our cash resources. Our management intends to seek additional financing to fund future operations and to provide additional working capital to further fund our growth. There is no assurance that such financing will be obtained in sufficient amounts necessary or on terms favorable or on terms acceptable to us to meet our needs. In the event that we cannot obtain additional funds, on a timely basis or our operations do not generate sufficient cash flow, we may be forced to curtail our development, cease our activities or seek protection under the bankruptcy laws.

To attain profitable operations and generate cash flow, management’s plan is to execute our strategy of:

●

seeking licenses for our fuel cell technology to generate revenue, and build limited supply production for our customers to evaluate;

●

pursuing joint development programs with initial customers where the customers would pay certain non-recurring engineering costs as well as other development costs for products specific to their applications;

●

completing production prototypes for EKO vehicles, Hobie Cat, and other customers, and qualifying the product for high volume market acceptance; and

●

developing and deploying Remote Area Power Supply (RAPS) systems and other energy generation and storage solutions.

The deployment of our business strategy has been significantly delayed by the availability of capital and our inability to raise sufficient capital to fund ongoing operations, sales and marketing and production. Dependent on our raising sufficient financing, we intend to focus on production and delivery of products to customers and sales efforts. We intend to continue to develop business relationships and demonstrate our technology to potential interested, leading edge, adopters.

Recent Financing Activities

Series C Financing

In November 2011, subsequent to the end of the 2011 fiscal year, we entered into a securities purchase agreement with New Power Solutions, LLC (the “Series C Investor”), whereby the Series C Investor agreed to provide funding to us on a best effort basis in two separate placements of our equity securities for an aggregate of up to $4.0 million. Through December 23, 2011, we have received gross proceeds of $300,000 pursuant to the securities purchase agreement. The following is a summary of the material terms of the securities purchase agreement:

First Placement – Under the terms of the first placement, the Series C Investor committed, on a best efforts basis, to purchase up to $1.5 million of Series C Preferred Stock at a price of $7.00 per share.

●

The Series C Investor tendered $300,000 during November 2011, and the balance of the First Placement is to be funded in additional installments, with the last installment due no later than January 8,2012 (65 days after the date of the Securities Agreement).

●

We will issue to the Series C Investor a three-year warrant to purchase 1,000 shares of our Common Stock, at an exercise price of $0.015 per share, for each share of Series C Preferred Stock sold in the First Placement.

●

With the receipt of the initial $300,000, we agreed that we will not draw down on our equity line of credit with Southridge Partners II, LP.

●

Upon receipt of funds in the First Placement for an aggregate of $600,000, we have agreed to not, during the time until consummation of the First and Second Placement Transactions, solicit or accept any equity investments from any third party, unless approved in advance in writing by the Series C Investor, or incur any indebtedness other than trade or other debt incurred in the normal course of business, in excess of $100,000, unless approved in advance by the Series C Investor.

●

Upon and subject to the completion of the First Placement in full, we will be obligated to: (i) use our best efforts to file a registration statement on the appropriate Form with the SEC within 90 days of November 4, 2011 with respect to the warrants issued in connection with the First Placement (and the Common Stock issuable thereunder); (ii) appoint one individual named by the Series C Investor to serve as a director on our Board of Directors; (iii) and enter into a three-year management consulting agreement with the Series C Investor with a monthly fee of $3,500.

Second Placement – Under the terms of the second placement, subject to the completion of the First Placement in full, the Series C Investor committed, on a best efforts basis, to purchase up to $2.5 million additional shares of Series C Preferred Stock.

●

The Second Placement is to be funded in four installments of approximately $625,000 each (plus or minus 20% per installment), on the dates that are 30, 60, 90, and 120 days after the completion of the First Placement. The purchase price for the Series C Preferred Stock in the Second Placement will be based on a 50% discount from the average of the closing bid and ask prices for our Common Stock on the ten trading days immediately preceding the date of the purchase (“Average Price”). The number of Series C Preferred Stock issuable for each installment shall be equal to the quotient obtained by dividing (A) the product of (i) the installment purchase amount multiplied by (ii) two, by (B) the product of (i) the Average Price and (ii) 1,000.

●

On each funding under the Second Placement, we will issue to the Series C Investor a 3-year warrant to purchase 500 shares of our Common Stock, at an exercise price equal to 150% of the Average Price, for each share of Series C Preferred Stock sold to the Investor in the Second Placement.

●

Upon and subject to the completion of the Second Placement in full, we will be obligated to: (i) appoint a second individual named by the Series C Investor to serve as a director on our Board of Directors; (ii) discuss with the Series C Investor in good faith any registration of the warrants issued in connection with the Second Placement; and (iii) amend the management consulting agreement with the Series C Investor to increase the monthly fee of $10,000.

We cannot predict the total amount of funds we will receive from the Series C Investor under this securities purchase agreement. Because this is a “best efforts” financing only, and not a firm commitment, there is no assurance that the Series C Investor will fully fund either the First Placement or the Second Placement, or that we will receive any more funds than the $300,000 that we already received. If the Series C Investor fails to fund either the First Placement or the Second Placement, in whole or in part, our sole remedy is to terminate the securities purchase agreement on a going-forward basis, after giving the Series C Investor a 15-day cure period.

Under the securities purchase agreement with the Series C Investor, we agreed to use our best efforts to obtain shareholder approval for an increase in the number of authorized shares of common stock, to a number sufficient to include all common stock to be issued upon conversion of all shares of Series C Preferred Stock and upon exercise of all warrants issued pursuant to the First Placement and the Second Placement. In addition, we agreed to use our best efforts to effect a reverse split of our common stock with the intent to maximize overall shareholder value and meet the listing requirements of any stock exchange to which we may make application.

Beginning six months from date of its issuance, each share of Series C Preferred Stock is convertible at the holder’s option into 1,000 shares of our Common Stock. Additionally, holders of the Series C Preferred Stock will be entitled to vote as a single class with the holders of our Common Stock on an as-converted basis. In light of the conversion ratio of 1,000 to 1 and the aggregate number of shares of Series C Preferred Stock that may be issued in the First Placement and Second Placement, upon purchase of a sufficient number of Series C Preferred Stock, the Investor would acquire more than 50% voting interest of the common stock and this would constitute a change of control.

Other Recent Financing Transactions

In addition to the Series C Financing, subsequent to September 30, 2011, we received approximately $44,000 as advances on debt or equity investment.

Comparison of Annual Results of Operations

Our results for operations for the fiscal years 2011 and 2010 were as follows:

NEAH POWER SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
	For the years ended September 30,
	2011	2010
Revenues	$ -	$ -
Operating expenses
Research and development expense	340,352	604,653
General and administrative expense	2,188,147	3,709,567
SolCool subsidiary operating loss prior to disposition	-	467,995
Total operating expenses	2,528,499	4,782,215
Loss from operations	(2,528,499)	(4,782,215)
Other expense
Interest expense	(546,358)	(768,269)
Loss on settlement of liabilities, net	(109,769)	(3,220)
Other expense	(3,908)	(123,139)
Write-off of contested notes payable and related accrued interest	1,555,317	-
Gain on disposition of SolCool	-	433,696
Net Loss	(1,633,217)	(5,243,147)

Revenues. We had no revenues in either fiscal 2011 or 2010.

Research and Development Expense. Research and development expenses (“R&D”) consist primarily of salaries and other personnel-related expenses, consulting and other outside services, laboratory supplies, facilities costs and other costs and expense as incurred. Expense for the years ended September 30, 2011 decreased $265,000 as compared to the prior year primarily due to salaries and related expense which decreased $225,000 to $52,000 due to the reductions in operations and personnel.

We anticipate that R&D expenditures will increase significantly if we are able to obtain financing to support additional development efforts and the manufacture of our products.

General and Administrative Expense. General and administrative expenses (“G&A”) consist primarily of salaries and other personnel related expenses to support our R&D activities, non-cash stock-based compensation for general and administrative personnel and non-employee members of our board of directors, professional fees, such as accounting and legal, corporate insurance and facilities costs. The significant decrease in G&A expense in fiscal 2011 of approximately $1.5 million was primarily due to decreased public relations and marketing. Public relations and marketing expenses, which decreased by $2.1 million to $214,000 in the year ended September 30, 2011 from $2,297,000 in the same period in 2010, was due to the non-cash expense we incurred in 2010 related to the shares issued pursuant to our advisory services agreements with Summit Trading Limited that we entered into in October 2009 and June 2010. These were partially offset in the year ended June 30, 2011 by non-cash expense of $92,000 incurred related to shares and warrants issued in payment of investment and public relations services and by cash expense of $120,000 in payment of investment and public relations services.

G&A expenses also increased due to the following:

•

G&A salaries and related expense for year ended September 30, 2011 increased by $72,000 to $521,000 from $449,000 recorded in 2010. This was primarily due to the reestablishment of officer salaries to earlier levels from 2008.

•

Non-director stock compensation for the year ended September 30, 2011 increased by $89,000, to $265,000 compared with $176,000 recorded in 2010. This was due to stock options issued to management and employees in November 2010 and April 2011 to encourage retention and to compensate for salary reductions and deferrals. In addition, we recorded $75,000 in warrant compensation for warrants issued to Strategic Advisory Board members and for other services in the year ended September 30, 2011, compared with $62,000 in 2010. Director stock based compensation increased by $205,000 in the year ended September 30, 2011 to $252,000 from $47,000 in 2010.

•

Professional services expenses for the year ended September 30, 2011 increased by $177,000, to $768,000 from $591,000 recorded in 2010. This increase was primarily due to increased legal costs incurred in preferred stock financings, S-1 filings, costs pertaining to a shareholder proxy, and expenses pertaining to litigation.

Interest expense. We incurred interest expense on our outstanding loans. Interest expense decreased for the year ended September 30, 2011 by $222,000 to $546,000 from $768,000 in the prior year. This decrease was primarily due to the recording of equity payments charged to interest in 2010 not similarly incurred in 2011. We expect interest expense to decrease in 2012 as a result of the lower loan balances and interest resulting from payment of loan and accounts payable balances from funds received from anticipated long term funding efforts.

Loss on settlement of liabilities. In 2011, we recorded a net loss on the settlement of notes payable and vendor accounts payable of $110,000.

Other expense. We incurred costs and fees related to the financing of outstanding loans. These costs decreased by $119,000 for the year ended June 30, 2011 to $4,000 from $123,000 incurred in the same period in 2010 primarily due to non-interest expenses and fees associated with loans incurred in the 2010 period.

Write-off of contested notes payable and related accrued interest. In the year ended September 30, 2011, we have written off previously recorded balances of notes payable and accrued interest of approximately $1.6 million and recognized a gain on write-off in that amount.

SolCool. We incurred an operating loss from our SolCool subsidiary in the amount of $468,000 for the year ended September 30, 2010 compared with nil in the year ended September 30, 2011. The costs in 2010 arose due to the acquisition of SolCool in January 2010. Included in these 2010 expenses are the amortization of identifiable intangible assets in the amount of $462,000. We unwound this acquisition in August 2010, and we recorded a gain of $434,000 on the disposition of our SolCool subsidiary for the year ended September 30, 2010.

Cash Flows

We used cash of approximately $717,000 in our operating activities in 2011, compared to $1.3 million in 2010. Cash used in operating activities relates primarily to net losses offset partially by non-cash expenses such as share-based compensation and other items of net loss not requiring cash. We expect to use cash for operating activities in the foreseeable future as we continue our operating activities.

Our investing activities used cash of approximately $48,000 in 2011 compared to $18,000 in 2010 pertaining to an increase in notes receivable.

Our financing activities provided cash of approximately $1.3 million in 2010 compared to $767,000 in 2011. Changes in cash from financing activities are primarily due to proceeds from sale of common stock and preferred stock, and net proceeds from notes payable, less principal payments

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in conformity with U.S. generally accepted accounting principles. The preparation of these financial statements requires the use of estimates that affect the reported amounts of assets, liabilities and expenses. Our critical accounting policies include revenue recognition, accounting for contingencies, accounting for income taxes, and accounting for share-based compensation. Other key estimates and assumptions that affect reported amounts and disclosures include depreciation and amortization. We base our estimates on historical experience and on actual information and assumptions that are believed to be reasonable under the circumstances at that time. Actual results may differ from these estimates under different assumptions or conditions. We believe that the following critical accounting policies affect our more significant estimates used in the preparation of our financial statements.

Share Based Payments

We use the Black-Scholes-Merton option pricing model as our method of valuation for stock-based awards. Stock-based compensation expense is based on the value of the portion of the stock-based award that will vest during the period, adjusted for expected forfeitures. The estimation of stock-based awards that will ultimately vest requires judgment, and to the extent actual or updated results differ from our current estimates, such amounts will be recorded in the period the estimates are revised. The Black-Scholes-Merton option pricing model requires the input of highly subjective assumptions, and other reasonable assumptions could provide differing results. Our determination of the fair value of stock-based awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected life of the award and expected stock price volatility over the term of the award. Stock-based compensation expense is recognized on a straight-line basis over the applicable vesting period based on the fair value (deemed the requisite service period) of such stock-based awards on the grant date.

Off-Balance Sheet Arrangements

As of September 30, 2011, we did not have any off-balance sheet arrangements.

ITEM 7A

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 8

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is set forth in our Consolidated Financial Statements and Notes thereto beginning at page 17 of this Annual Report on Form 10-K.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Neah Power Systems, Inc.

Bothell, Washington

We have audited the accompanying consolidated balance sheets of Neah Power Systems, Inc. ("the Company") as of September 30, 2011 and 2010, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Neah Power Systems, Inc., as of September 30, 2011 and 2010, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company had an accumulated deficit of approximately $55.2 million and a working capital deficit of approximately $3.6 million at September 30, 2011.  Additionally, net cash used in operating activities was approximately $717,000 for the year ended September 30, 2011, and the Company has experienced recurring net losses since inception.  This raises substantial doubt about the Company's ability to continue as a going concern.  Management's plans regarding this matter are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ PETERSON SULLIVAN LLP

Seattle, Washington

December 30, 2011

NEAH POWER SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS
	September 30,	September 30,
	2011	2010
Current assets
Cash and cash equivalents	$ 5,097	$ 2,871
Note receivable	47,500	-
Prepaid expenses and other current assets	29,299	24,867
Total current assets	81,896	27,738

Property and equipment, net	13,273	22,919

Total assets	$ 95,169	$ 50,657

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$ 1,794,935	$ 1,350,296
Accrued compensation and related expenses	771,473	365,192
Other liabilities	573,667	573,754
Advances on stock subscriptions	142,200	43,000
Notes payable and accrued interest, net of discount of $59,538 in 2011 and $0 in 2010	355,861	530,381
Contested notes payable and accrued interest	-	1,451,373
Total current liabilities	3,638,136	4,313,996

Total liabilities	3,638,136	4,313,996

Commitments and contingencies

Stockholders' deficit
Preferred stock and additional paid-in capital -
$0.001 par value; 5,000,000 shares authorized
Series A convertible; 2,500,000 shares designated
1,380,000 and no shares issued and outstanding, respectively	75,900	-
Series B convertible; 1,000,000 shares designated
322,094 and no shares issued and outstanding, respectively	322,904	-
Common stock and additional paid-in-capital
$0.001 par value, 500,000,000 shares authorized, 129,817,322 and
59,175,376 shares issued and 129,817,322 and 53,229,325	51,208,608	49,253,823
outstanding, respectively
Accumulated deficit	(55,150,379)	(53,517,162)
Total stockholders' deficit	(3,542,967)	(4,263,339)

Total liabilities and stockholders' deficit	$ 95,169	$ 50,657

See Notes to Consolidated Financial Statements

NEAH POWER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended September 30,
	2011	2010
Revenues	$-	$-
Operating expenses
Research and development expense	340,352	604,653
General and administrative expense	2,188,147	3,709,567
SolCool subsidiary operating loss prior to disposition	-	467,995
Total operating expenses	2,528,499	4,782,215
Loss from operations	(2,528,499)	(4,782,215)
Other income (expense)
Interest expense	(546,358)	(768,269)
Gain (loss) on settlement of liabilities, net	(109,769)	(3,220)
Other expense	(3,908)	(123,139)
Write-off of contested notes payable and related accrued
interest	1,555,317	-
Gain on disposition of SolCool subsidiary	-	433,696

Net Loss	$(1,633,217)	$(5,243,147)

Basic and diluted loss per common share	$(0.02)	$(0.12)

Basic and diluted weighted average common shares outstanding	91,772,266	42,327,193

See Notes to Consolidated Financial Statements

NEAH POWER SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED SEPTEMBER 30, 2011 and 2010

	Preferred Stock and additional paid-in capital				Common Stock and			Total
	Series A Preferred Stock		Series B Preferred Stock		additional paid-in capital		Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Deficit	Deficit
Balances at September 30, 2009	-	$ -	-	$ -	34,265,300	$ 44,077,472	$ (48,274,015)	$ (4,196,543)
Shares issued in connection with settlement of liabilities					8,401,429	1,323,813		1,323,813
Issuance of common stock for cash, net of fees					7,907,694	1,065,867		1,065,867
Issuance of common stock for Solcool acquisition					476,187	245,148		245,148
Return of common stock on disposition of SolCool					(476,187)	(245,148)		(245,148)
Issuance of common stock and warrants for services					1,808,176	2,150,275		2,150,275
Stock-based compensation - options						257,150		257,150
Issuance of common stock for financing costs					191,880	75,221		75,221
Issuance of common stock in payment of interest on notes payable					654,846	304,025		304,025
Net loss for the year ended September 30, 2010							(5,243,147)	(5,243,147)
Balances at September 30, 2010	-	-	-	-	53,229,325	49,253,823	(53,517,162)	(4,263,339)
Issuance of common stock in settlement of liabilities					39,327,879	721,959		721,959
Issuance of common stock on conversion of notes payable					37,683,097	274,885		274,885
Issuance of common stock and warrants for services					2,000,000	213,048		213,048
Stock-based compensation - options						372,869		372,869
Issuance of Series A Preferred Stock	2,312,727	127,200						127,200
Return of Series A Preferred Stock in exchange for note payable	(932,727)	(51,300)						(51,300)
Issuance of Series B Preferred Stock			322,904	322,904				322,904
Beneficial conversion feature on convertible debentures issued						372,024		372,024
Shares previously recorded as issued and outstanding in relation to contested notes to be rescinded					(2,422,979)			-
Net loss for the year ended September 30, 2011							(1,633,217)	(1,633,217)
Balances at September 30, 2011	1,380,000	$ 75,900	322,904	$ 322,904	129,817,322	$ 51,208,608	$ (55,150,379)	$ (3,542,967)

See Notes to Consolidated Financial Statements

NEAH POWER SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended September 30,
	2011	2010

Cash flows from operating activities:
Net.loss	$ (1,633,217)	$ (5,243,147)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	9,646	21,000
Amortization of debt discount and deferred financing costs	313,486	160,097
Gain on disposition of SolCool subsidiary, net of amortization of intangible assets	-	28,258
of $461,954
Stock-based compensation expense	585,917	2,407,425
Issuance of note payables as consideration for consulting services	-	300,000
Interest paid with common stock	-	304,026
Loss on settlement of liabilities, net	109,769	3,220
Write-off of contested notes payable and related accrued interest	(1,555,317)	-
Other	-	(461)
Changes in operating assets and liabilities, net of effects of business combination
Prepaid expenses and other current assets	(4,431)	23,089
Accounts payable	815,038	241,235
Accrued compensation and related expense	406,281	53,205
Accrued interest and other liabilities	235,562	418,125
Net cash used in operating activities	(717,266)	(1,283,928)
Cash flows from investing activities:
Issuance of notes receivable	(47,500)
Cash payments for acquisition of SolCool	-	(18,299)
Net cash used in investing activities:	(47,500)	(18,299)
Cash flows from financing activities:
Proceeds from sale of common stock, net	-	1,065,867
Proceeds from notes payable, net	227,688	183,424
Advances on stock subscriptions	142,200	43,000
Proceeds from sale of preferred stock	407,104	-
Principal payments on notes payable	(10,000)	(7,416)
Net cash provided by financing activities	766,992	1,284,875
Net change in cash and cash equivalents	2,226	(17,352)
Cash and cash equivalents, beginning of year	2,871	20,223
Cash and cash equivalents, end of year	$ 5,097	$ 2,871

Supplemental cash flow information
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

Noncash investing and financing activities
Shares issued in connection with settlement of liabilities and conversion of convertible notes	$ 996,844	$ 1,323,813
Accounts payable exchanged into notes payable	$ 9,592	$ 141,047
Discount (including beneficial conversion feature) on notes payable	$ 372,024	$ 28,12
Exchange of promissory note for preferred stock	$ 51,300	$ -
Issuance of common stock for Solcool acquisition	$ -	$ 245,148
Return of common stock on disposition of SolCool	$ -	$ (245,148)
Deferred financing costs paid with issuance of common stock	$ -	$ 75,22

See Notes to Consolidated Financial Statements

NEAH POWER SYSTEMS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011 and 2010

Note 1. Description of Business and Summary of Significant Accounting Policies

Organization - Our Company was incorporated in the State of Nevada in 2001, later merged with and into Neah Power Washington, and changed our name to Neah Power Systems, Inc. Neah Power Systems, Inc., together with its subsidiary, are referred to as the “Company” “we” “us” or “our”.

Business - We are engaged in the development and sale of renewable energy solutions using our direct methanol micro fuel cell technology. Our fuel cells are designed to replace existing rechargeable battery technology in a variety of applications and can run in either aerobic or anaerobic modes. We are developing solutions specifically targeted for the military, transportation vehicles., and portable electronics applications. Our long-lasting, efficient and safe power solutions include devices, such as notebook PCs, military radios, and other power-hungry computer, entertainment and communications products. We use a unique patented, silicon-based design for our PowerchipTM micro fuel cells thatthat creates higher power densities and enables lighter-weight, smaller form-factors, and will potentially create more cost effective, manufacturing and potentially lower product costs. We have one operating segment. Our laboratory facilities and corporate office is located in Bothell, Washington.

Going Concern - The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of our company as a going concern. Since our inception, we have reported net losses, including losses of approximately $1.6 million and $5.2 million during the years ended September 30, 2011 and 2010, respectively, and we expect losses to continue in the near future as we grow and redeploy our operations. At September 30, 2011, we have a working capital deficit of approximately $3.6 million and an accumulated deficit of approximately $55.2 million. Net cash used by operating activities approximated $717,000 and $1.3 million during the years ended September 30, 2011 and 2010, respectively. We have funded our operations through sales of our common and preferred stock, advances on stock subscriptions and short-term borrowings. In this regard, during the year ended September 30, 2011, we raised $407,000 through issuances of preferred stock, received proceeds of $228,000 through issuances of short-term notes payable, and received approximately $142,000 from advances on stock subscriptions.

As more fully described in Note 13 Subsequent Events, in November 2011, we entered into a securities purchase agreement with an investor whereby the Investor agreed to provide funding to us on a best effort basis in two separate placements of our equity securities for an aggregate of up to $4.0 million. Through the date of these consolidated financial statements, we have received proceeds of $300,000 pursuant to the agreement. In addition, subsequent to September 30, 2011, we received approximately $44,000 as advances on debt or equity investment.

Investment funds received have not been sufficient to continue to support certain operating activities, which led to postponement in the deployment of our business strategy and the scaling back of research and development activities during the fiscal year ended September 30, 2011. While we have received funds under the securities purchase agreement subsequent to year-end, we continue at reduced staffing levels as we focus on raising additional capital and engaging prospective customers. Without additional funding, our cash is estimated to support our operations into January 2012. These factors, and those of the preceding paragraph, raise substantial doubt about our ability to continue as a going concern.

We require additional financing to execute our business strategy and to satisfy our near-term working capital requirements. Our operating expenses will use a significant amount of our cash resources. Our management intends to raise additional financing to fund future operations and to provide additional working capital to further fund our growth. There is no assurance that such financing will be obtained in sufficient amounts necessary or on terms favorable or on terms acceptable to us to meet our needs. In the event that we cannot obtain additional funds, on a timely basis or our operations do not generate sufficient cash flow, we may be forced to curtail our development or cease our activities.

The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classifications of liabilities that may result from the outcome of this uncertainty.

Reclassifications – Certain reclassifications have been made in the accompanying prior year consolidated financial statements to provide for consistent and comparative presentation with current year consolidated financial statements. These reclassifications had no material effect on net loss, stockholders’ deficit, cash used or provided by operating, financing or investing activities.

Use of estimates in the preparation of financial statements- Preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The more significant accounting estimates inherent in the preparation of our consolidated financial statements include estimates as to the valuation of equity related instruments and valuation allowance for deferred income tax assets.

Consolidation- The consolidated financial statements include the accounts of our company and our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Cash and cash equivalents- We consider all highly liquid investments purchased with maturities of three months or less to be cash equivalents. We place our cash balances with high credit quality financial institutions. At times, such balances may be in excess of the FDIC insurance limit. At September 30, 2011 and 2010, no amounts were in excess of the FDIC limit.

Contingencies- Certain conditions may exist as of the date financial statements are issued, which may result in a loss but which will only be resolved when one or more future events occur or not occur. We assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to pending legal proceedings that are pending against us or unasserted claims that may result in such proceedings, we evaluate the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein. If the assessment of a contingency indicates that it is probable that a liability has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in our consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable would be disclosed.

Fair value of financial instruments– The fair value of our financial instruments, including cash and cash equivalents, notes receivable, accounts payable, certain accrued liabilities and notes payable approximates the carrying amounts value due to their short maturities.

Property and Equipment- Property and equipment is stated at cost. Additions and improvements that significantly add to the productive capacity or extend the life of an asset are capitalized. Maintenance and repairs are expensed as incurred. Depreciation is computed using the straight-line method over three to five years. Leasehold improvements are amortized over the lesser of the estimated remaining useful life of the asset or the remaining lease term.

Impairment of Long-Lived Assets- Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. We have not recognized any impairment.

Income taxes- We account for income taxes using an asset and liability method which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts expected to be realized. We continue to provide a full valuation allowance to reduce our net deferred tax asset to zero, inasmuch as we have not determined that realization of deferred tax assets is more likely than not. Any provision for income taxes would represent the tax payable for the period and change during the period in net deferred tax assets and liabilities.

Debt discount– We record the value of original issue discounts associated with notes payable on issuance and the recognized value of beneficial conversion feature of debt securities as a debt discount, which is presented net of related notes payable on the consolidated balance sheets and amortized as an adjustment to interest expense over the borrowing term.

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

Research and Development Expense- Research and development costs are expensed as incurred.

Share based compensation-We use the Black-Scholes-Merton option pricing model as our method of valuation for stock-based option and warrant awards. Stock-based compensation expense is based on the value of the portion of the stock-based award that will vest during the period, adjusted for expected forfeitures. The estimation of stock-based awards that will ultimately vest requires judgment, and to the extent actual or updated results differ from our current estimates, such amounts will be recorded in the period the estimates are revised. The Black-Scholes-Merton option pricing model requires the input of highly subjective assumptions, and other reasonable assumptions could provide differing results. Our determination of the fair value of stock-based awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected life of the award and expected stock price volatility over the term of the award. Stock-based compensation expense is recognized on a straight-line basis over the applicable vesting period (deemed the requisite service period) based on the fair value of such stock-based awards on the grant date.

Net loss per share- Basic and diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Common stock equivalents for 2011 and 2010 are excluded as the effect would be anti-dilutive due to our net losses. The following numbers of shares have been excluded from net loss per share computations for the years ended September 30:

	Year Ended September 30,
	2011	2010
Convertible Series A Preferred Stock	5,652,127	-
Convertible Series B Preferred Stock	73,310,374	-
Convertible debt	69,700,113	54,488
Common stock options	230,282,543	3,936,760
Common stock purchase warrants	10,248,785	974,474

Note 2. Property and Equipment

Property and equipment consisted of the following at September 30 (in thousands):

	2011	2010
Laboratory equipment	$ 1,344	$ 1,344
Computer hardware and software	165	165
Leasehold improvements	580	580
Total property and equipment	2,089	2,089
Accumulated depreciation and amortization	(2,076)	(2,066)
Property and equipment, net	$ 13	$ 23

Note 3. Note Receivable

In May 2011, we announced that we had signed a non-binding letter of intent to acquire privately-held Exigent Security Products, Inc. (“Exigent”). We have since discontinued our efforts to consummate this acquisition and we have terminated this letter of intent. During the year ended September 30, 2011 and in conjunction with the acquisition efforts, we advanced $47,500 to Exigent pursuant to a note receivable due in June 2012, which bears interest at 10% per annum and is collateralized by certain technology.

Note 4. Accrued Compensation due Executive Officers and Board of Directors

Due to working capital limitations, we have deferred payments of compensation to our Chief Executive Officer and Chief Financial Officer, and to members of our Board of Directors, which are included in accrued compensation and related expenses in the accompanying consolidated balance sheets and consisted of the following at September 30 (in thousands).

	2011	2010
Due to officers	$ 387	$ 158
Due to directors	269	135
	$ 656	$ 293

Of the balance of approximately $771,000 and $365,000 in accrued compensation and related expenses in the consolidated balance sheets at September 30, 2011 and 2010, approximately $115,000 and $72,000, respectively related to accrued paid time off and to accrued payroll taxes on deferred officer compensation.

Note 5. Other Liabilities

Other liabilities consisted of the following at September 30 (in thousands):

	2011	2010
Other accrued expenses	$ 71	$ 71
Contested severance obligations	314	314
Deferred revenue	189	189
	$ 574	$ 574

Note 6. Notes Payable

Notes payable and accrued interest consisted of the following at September 30 (in thousands):

	2011	2010
Notes payable	$ 392	$ 525
Accrued interest	23	5
Debt discount	(59)	-
	$ 356	$ 530

Notes Payable issued for accounts payable

In 2008, we entered into an agreement with one of our vendors, whereby our accounts payable balance of approximately $89,000 was converted to an unsecured, non-interest bearing note payable. During the year ended September 30, 2011 the balance outstanding of approximately $89,000 was paid in full by the issuance of 6,684,691 shares of our common stock having a value of $178,000 based on the closing market price, and as a result, we recorded a loss on extinguishment of debt of $88,000.

In 2010, we entered into an agreement with one of our service providers (the “Service Provider”), whereby our accounts payable balance of $141,000 owed was converted to an unsecured, 6% note payable due in June 2010 (the “Note Obligation”). At September 30, 2011 and 2010, the balance outstanding including accrued interest was approximately $150,000 and $141,000 , respectively, and was past due. In December 2011, we entered into a settlement agreement and mutual release whereby the Service Provider discharged us in full of the Note Obligation in exchange for a mutual release by both parties of any future claims against the other pertaining to services provided and obligations owed from the date services were provided to the date of the settlement agreement (Note 13).

During the year ended September 30, 2011, we entered into settlement agreements with certain of our vendors, whereby our outstanding accounts payable balances totaling approximately $112,000 were reduced to agreed upon balances due of approximately $11,000 and which have maturity dates from 10 to 180 days. The excess of accounts payable over the reduced amounts was recorded as a gain on debt extinguishment of $101,000. Outstanding balances related to those settlements as of September 30, 2011 were approximately $10,000.

Notes payable issued for services- In June 2010, we entered into an advisory services agreement with Summit Trading Limited (“Summit”) pursuant to which we issued an unsecured, non-interest bearing demand note payable in the amount of $300,000 for services provided (the “Summit Note”), which we recorded as general and administrative expense during the year ended September 30, 2010, as all services were provided. During the year ended September 30, 2011, we issued 5,747,126 shares of our common stock having a value of approximately $108,000 based on the closing market price as payment of $50,000 of the Note and recorded loss on the extinguishment of debt of $58,000. At September 30, 2011 and 2010 the balance outstanding was $15,000 and $300,000, respectively.

In2011, Summit assigned $235,000 of the balance owed under the SummitNote to Southridge Partners II, LP (“Southridge”) in multiple assignments. Subsequent to the assignments, we entered into agreements with Southridge whereby terms of the assignments were amended (the “Amended Notes”). The Amended Notes were convertible into shares of our common stock at a conversion price equal to 70% of the average closing bid price of our common stock for the 5 trading days immediately prior to conversion. We recorded the estimated value of the beneficial conversion feature in the amount of approximately $137,000, which was recognized as interest expense during the year ended September 30, 2011. During 2011, all of the Amended Notes were converted into 29,473,390 shares of our common stock pursuant to the conversion terms. Subsequent to September 30, 2011, the remaining balance of the Summit Note in the amount of $15,000 was assigned to Southridge (Note 13).

Convertible Debentures- In late 2010 and January 2011, we received $60,000 from Senita Investments Ltd. (“Senita”) and issued 180 day debentures, which are unsecured, bear interest at an annual rate of 8%, and provide for principal and interest convertible into our common shares at our option or the option of the investor. Under the terms of the debentures, the principal balances plus accrued interest are convertible by the investor at prices per share equal to the lower of fifty percent of the average of the three lowest closing bid prices of our common stock for the thirty trading days immediately prior to the date that we receive notice of conversion or fifty percent of the lowest traded price for the twenty days trading prior to the closing of the agreements. Under the terms of the debentures, we are entitled, until payment in full of the debentures, to convert the debentures at a price per share equal to fifty percent of the closing bid price of the common stock on the date that we issue such notice of conversion. We recorded the estimated value of the beneficial conversion feature in the amount of $60,000 as debt discount, which was amortized to interest expense over the debt terms during the year ended September 30, 2011. In April 2011, we received a notice to convert to $10,000 of the debentures to shares of common stock. Following receipt of the conversion notice, we tendered payment of the principal and accrued interest on the debenture. As of September 30, 2011, the principal balances of the debentures outstanding were $50,000 and beyond their maturity dates. In December 2011, the investor filed suit for payment of the loans plus damages (Note 13).

In February 2011 and March 2011, we issued 180 day debentures to a different investor for total cash proceeds of $60,000. The February debenture agreement with a face value of $30,000 provides for conversion into common shares at $0.005 per share or 50% of the lowest trading price in the ninety days following February 10, 2011. In May 2011, that price was set at $0.0035 per share. The March 2011 debenture, also with a face value of $30,000, provides for conversion into common shares at a price equal to $0.005 per share or 50% of the average closing price of our common stock for the five days prior to the date of the notice to convert. In June 2011, we issued an additional 180 day debenture to this investor for total cash proceeds of $30,000. The debenture agreement provides for the conversion of the debenture into common shares at (i) the price per share equal to fifty percent (50%) of $0.01 or (ii) fifty percent (50%) of the lowest trading price of the common stock within the period ninety (90) days following the advancement date. In September 2011, that price was set at $0.0034 per share. During the period June 2011 through August 2011, we entered into amendments one through three of the March 2011 debenture whereby the debenture was increased from $30,000 to $96,000 upon receipt of additional investment proceeds of $66,000 from the investor and whereby the maturity date was extended to May 1, 2012. These additional portions of this debenture provide for conversion into common shares at prices ranging from the lessor of i) $0.0045 to $.0057 per share or ii) 50% of the average closing price of our common stock for the five days prior to the date of the notice to convert. All debentures are unsecured, bear interest at 10%, and provide for principal and interest, at the investor’s sole discretion, to be paid in cash or to be converted into common shares on or after the maturity date. We recorded the estimated value of the beneficial conversion feature of all these debentures in the amount of $145,000 as debt discount to be amortized to interest expense over the terms of the debentures, of which $100,000 was amortized to interest expense during the year ended September 30, 2011, and the remainder of which will be amortized to expense in our fiscal year ending September 30, 2012. As of September 30, 2011, the principal balances of the debentures outstanding were $156,000, of which $30,000 are beyond their maturity date and the investor has not provided direction as to the choice between payment in cash or in shares of our common stock.

Notes payable issued for preferred stock – During the year ended September 30, 2011, we received 932,727 shares of our Series A preferred stock from Southridge in exchange for a $51,300 convertible note payable due in February 2012, bearing interest at 5% per annum. We recorded the estimated value of the beneficial conversion feature in the amount of approximately $24,000, of which approximately $16,000 was recognized as interest expense during the year ended September 30, 2011. In September 2011, approximately $32,000 of the notes were converted into 7,440,476 shares of our common stock leaving a balance remaining of approximately $19,000 at September 30, 2011.

Other convertible notes payable– In September 2011, we received approximately $6,000 from Southridge and issued a 180 day convertible note payable. At the our sole option, we may pay the balance i) in cash equal to the face amount multiplied by 130% or ii) in stock by multiplying the face amount by 150% then dividing by a price per share equal to the average of the two lowest daily closing bid prices of our common stock over the five business days prior to the date of notice to convert. As of September 30, 2011, the principal balance outstanding on the note was $6,000. We recorded the estimated value of the beneficial conversion feature in the amount of approximately $6,000, of which approximately $200 was recognized as interest expense during the year ended September 30, 2011.

Notes Payable repaid in shares of common stock – In September and October 2009, we received $125,000 from an investor and issued notes payable bearing interest at a 6% annual rate. In June 2010, we paid the notes and accrued interest in full by the issuance of 3,333,000 shares of our common stock having a value of $247,000 based on closing market prices in exchange for payment in full of notes payable, which together with accrued interest totaled $131,000. The excess of fair value over the recorded value of the obligations of $116,000 was recognized as a loss on extinguishment of debt during the year ended September 30, 2010.

Note 7. Contested Notes written off

Contested Notes payable and accrued interest consisted of the following at September 30 (in thousands):

	2011	2010
Notes payable	$ -	$ 905
Accrued interest	-	546
	$ -	$ 1,451

2007 Note payable- In November 2007, pursuant to terms of a loan agreement, we received from CAMHZN Master LDC (“CAMHZN”) net proceeds of $465,000 and issued to CAMHZN a $500,000 12% convertible secured promissory note (the “Note Agreement”), which was to mature in September 2008. The Note Agreement was subsequently amended, whereby, among other things, $567,000 was added to the principal balance of the loan as forbearance fees. Since entering into the Note Agreement, we have issued approximately 764,000 shares of our common stock as payments under the agreement, and released to CAMHZN 1,635,000 shares of Company common stock held as collateral shares. In 2011, we received a notice of default letter from CAMHZN. We are contesting the default notice and are disputing the validity of the claims. In May and in July 2011, we issued notices to CAMHZN that we believe that, under the terms of the Note Agreement and New York State law and given total payments made to CAMHZN through the issuance of our common stock, we have repaid the Note Agreement in full. On December 14, 2011, we received another letter from CAMZHN stating that $1.067M in principal amount was owed.  We previously offered to CAMHZN for us to jointly review and discuss the accounting for our various share payments; however, the CAMHZN letter did not respond to our suggestion, and instead threatened legal action against us and our officers and directors, including for alleged breaches of fiduciary duty. Receipt of this letter does not change managements' treatment of the write-off as described above.

As a result of additional information received, including communications from our legal counsel, in the fourth quarter of our fiscal year ended September 30, 2011, we concluded that equity payments made to CAMHZN to date represent payments in excess of the loan principal plus interest allowable under the applicable laws of the state of New York, the state by which the Note Agreement is governed. On the basis of these events and circumstances, we have written off the previously recorded balances of notes payable and accrued interest of approximately $740,000 and $549,000, respectively, and recognized a gain from the write-off of approximately $1.3 million during the year ended September 30, 2011.

2009 Notes Payable- In February 2009, we entered into a Securities Purchase Agreement (with amendments, the “2009 Securities Purchase Agreement”) with each of Agile Opportunity Fund, LLC and Capitoline Advisors, Inc. (the “Investors”) pursuant to which we subsequently received $920,000 and issued convertible promissory notes (the “2009 Notes”) totaling approximately $1.1 million due in August 2009 and prepaid interest at the rate of 18% per annum. The 2009 Notes are collateralized by a pledge of all our assets. In 2009, we entered into an amendment to the 2009 Securities Purchase Agreement whereby we issued 10,000,000 shares of our common stock to be held as additional collateral for the 2009 Notes. During the year ended September 30, 2010, we received cash of $169,000 and issued notes under the 2009 Securities Purchase Agreement in the aggregate face amount of $197,000, and resulted in recording a debt discount of $28,000, which was amortized as interest expense during the year ended September 30, 2010. During the year ended September 30, 2010, pursuant to terms of the 2009 Securities Purchase Agreement, we issued 391,000 shares of common stock and recorded the value of the shares as deferred financing costs of $267,000, which was amortized to interest expense. During the years ended September 30, 2011 and 2010, we recorded interest expense for common shares issued for 115,000 additional shares valued at $94,000 and 1,869,000 additional shares valued at $455,000, respectively, on the basis that such shares were considered issuable under the terms of the 2009 Securities Purchase Agreement as interest expense.

In 2010, we received a letter from the Investors stating that we were in default under the 2009 Securities Purchase Agreement and demanding payment of amounts due under the 2009 Notes. Subsequently, the Investors foreclosed on all 10,000,000 shares. All shares released to the Investors were recorded based on the closing price of our common stock on the release date and have been applied against the balance of the 2009 Notes. In May and in July 2011, we issued notices to the Investors that we believe that, under the terms of the 2009 Notes and New York State law, the state by which the Note Agreement is governed, and, given the payments made to the Investors through the issuance of our common stock, we have repaid the 2009 Notes in full.

As a result of additional information received, including communications received from our legal counsel, in the fourth quarter of our fiscal year ended September 30, 2011, we concluded that equity payments made to the Investors to date represent payments in excess of the loan principal plus interest allowable under the applicable laws of the state of New York. On the basis of these events and circumstances, we have written off the balances of notes payable and accrued interest of approximately $61,000 and $205,000, respectively, and recognized a gain on write-off of approximately $266,000 during year ended September 30, 2011. In addition, 2,422,979 shares of our common stock that were issuable to the Investors under the provisions of the 2009 Notes had been recorded as issued and outstanding and previously accounted for in our consolidated financial statements. However, these shares had not been physically issued to the Investors. Given that we believe we have fulfilled our obligations under the 2009 Notes we do not plan to issue these shares to the Investors. Thus, we have reflected these shares as rescinded in the consolidated statement of stockholders' deficit for the year ended September 30, 2011. No value has been recorded as we did not receive any benefit.

The total gain from the write-off of the debt with both CAMHZN and the Investors of approximately $1.6 million is reported as write off of contested notes payable and related accrued interest in the accompanying consolidated statement of operations for the year ended September 30, 2011.

Note 8. Preferred Stock and Common Stock

Preferred Stock- Our board of directors has the authority to designate and issue up to 5,000,000 shares of $0.001 par value preferred stock in one or more series, andto fix and determine the relative economic rights and preferences of preferred shares any or all of which may be greater than the rights of our common stock, as well as the authority to issue such shares without further stockholder approval. As a result, our Board of Directors could authorize the issuance of a series of preferred stock that would grant to holders preferred rights to our assets upon liquidation, the right to receive dividends before dividends are declared to holders of our common stock, and the right to the redemption of such preferred shares, together with a premium, prior to the redemption of the common stock. In addition, shares of preferred stock could be issued with terms calculated to delay or prevent a change in control or make removal of management more difficult. Preferred stock is designated 2,500,000 shares to Series A and 1,000,000 shares to Series B at September 30, 2011. As more fully described in Note 13 Subsequent Events, in November 2011, we filed a Certificate of Designation with the Nevada Secretary of State, to set forth the rights, preferences and privileges of the Series C Preferred Stock with 1,000,000 shares designated to this series.

Series A Preferred Stock - In February 2011, we issued 2,312,727 shares of Series A Preferred Stock (“Series A”) to Investor Relations Services at a purchase price of $0.055 per share for net proceeds of $127,200 pursuant to a Series A Securities Purchase Agreement. The Series A had no redemption rights. In addition, the Series A is convertible, at the discretion of our management, into 9,472,340 shares of our common stock. During the first year, the holder of Series A preferred stock was authorized to vote together as a single class with the holders of our common stock with respect to any proposal to increase the authorized shares of our common stock. The Series A preferred stock holder was entitled to forty votes for each share of Series A with respect to such proposal. Holders of Series A had no other voting rights. During the year ended September 30, 2011, Investor Relations Services transferred all Series A shares to Southridge and, as discussed in Note 6, we entered into an agreement to exchange 932,727 of the outstanding Series A shares for a $51,300 convertible note payable. As more fully described in Note 13 Subsequent Events, subsequent to September 30, 2011, we entered into an agreement to exchange the remaining 1,380,000 Series A shares for convertible notes payable totaling approximately $76,000.

Series B Preferred Stock - In July 2011, we issued 322,904 shares of Series B Preferred Stock (“Series B”) to Summit in exchange for $304,500 in cash and approximately $18,000 as payment of amounts owed to Summit. Holders of Series B have no redemption rights and each share of Series B is entitled to interest at a simple interest rate of 6% per annum. Series B is convertible, at the discretion of our management, into shares of our common stock, except that the holders of the Series B may elect to convert the Series B into Common Stock upon or after the resignation or termination of our Chief Executive Officer. The number of shares of Common Stock to be issued upon a conversion is calculated by (i) multiplying the number of Series B being converted by the per share purchase price received by the Company for such Series B , and then, multiplying such number by 130% and then dividing this calculated value by the average closing bid price, as defined, or by (ii) first, allocating the Series B proportionately according to the amounts by date of individual cash tranches received by the Company then, second, multiplying the number of Series B being converted, identified by tranche, by the per share purchase price received by the Company for such Series B , and then, multiplying such number or numbers by 130% and, finally, dividing the calculated value(s) by the average closing bid price, as defined. The holders of the Series B are entitled to vote with the holders of our Common Stock with the number of votes equal to the number of common shares available by conversion to the holders of the Series B. We have the right to redeem the Series B in cash at the face amount plus any accrued, but unpaid dividends. As described in Note 13 Subsequent Events, subsequent to September 30, 2011, Summit assigned 44,404 shares of Series B to Southridge.

Pursuant to terms of a Series B Purchase Agreement entered into in October 2011, we issued 142,200 additional shares of our Series B to an investor for $142,200 in cash proceeds received in our fiscal year ended September 30, 2011 and recorded as Advances on Stock Subscriptions in our consolidated balance sheet at September 30, 2011 (Note 13).

Common Stock- We are authorized to issue up to 500 million shares of $0.001 par value common stock. Holders of our common stock are entitled to one vote for each share held of record on all matters submitted to a vote of the holders of our common stock. Subject to the rights of the holders of any class of our capital stock having any preference or priority over our common stock, the holders of shares of our common stock are entitled to receive dividends that are declared by our board of directors out of legally available funds. In the event of our liquidation, dissolution or winding up, the holders of our common stock are entitled to share ratably in our net assets remaining after payment of liabilities, subject to prior rights of preferred stock, if any, then outstanding. Our common stock has no preemptive rights, conversion rights, redemption rights, or sinking fund provisions, and there are no dividends in arrears or in default. All shares of our common stock have equal distribution, liquidation and voting rights and have no preferences or exchange rights.

Stock issued for settlement of liabilities- During the year ended September 30, 2011, we issued a total of 39,327,879 shares of our common stock valued at approximately $722,000 in payment for certain of our outstanding notes and accounts payable totaling approximately $243,000 and $168,000, respectively, and as a result recorded a loss on extinguishment of debt of approximately $311,000. Of the stock issued in settlement of liabilities, 5,497,694 shares, valued at $104,000, were foreclosed on by the Investors in payment toward note payable balances outstanding (Note 7).

In the year ended September 30, 2010 and in conjunction with the notice of default received from the Investors under the 2009 Securities Purchase Agreement, the Investors foreclosed on 4,502,306 shares, valued at $991,000, of our common stock held as collateral. All shares released to the Investors were recorded based on the closing price of our common stock on the release date and have been applied against the balance of the 2009 Notes (Note 7).

In May 2010, we issued 500,000 shares of our common stock, valued at $40,000 based on closing market prices, to one of our members of our board of directors, in payment of an account balance owing for past public relations services.

During the year ended September 30, 2010, we issued 3,333,000 shares of our common stock having value of $247,000 based on closing market prices to an investor related to one of our investorsin exchange for payment in full of notes payable, which together with accrued interest totaled $131,000, and as a result recorded a loss on extinguishment of debt of $116,000.

Stock issued for services - In November 2010, we issued 2,000,000 shares of our common stock to an advisor, valued at $92,000, for investment and public relations services which was recorded as general and administrative expense during the year ended September 30, 2011 in our consolidated statements of operations.

During the year ended September 30, 2010, we issued 1,808,000 shares of our common stock having a value of approximately $2.0 million based on closing market prices on dates of issuances, primarily in consideration for services provided which was recorded as general and administrative expense during the year end September 30, 2010 in our consolidated statement of operations. Of these shares, 1.65 million shares were issued to Summit.

Stock purchase agreements and stock issued for cash - In March 2011, we entered into an Equity Purchase Agreement (the “Equity Purchase Agreement”) with Southridge pursuant to which they commit to purchase up to $10 million of our common stock over the course of twenty four months commencing the effective date of a Registration Statement, as defined. The put option price is ninety-four percent (94%) of the average of the two lowest closing bid prices of any two applicable trading days, consecutive or inconsecutive, during the five (5) trading day period commencing the date that a put notice is delivered to the Investor in a manner provided by the Equity Purchase Agreement. Although issuing shares of our Common Stock under the Equity Purchase Agreement could potentially cause shares to be issued above the number legally authorized, the risk of doing so would be mitigated since all put notices would be issued at our sole discretion. As of September 30, 2011, no shares have been issued under this Equity Purchase Agreement.

In January 2010, we entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with each of three investment firms (collectively, the “Investment Firms”) under which each of the Investment Firms committed to purchase up to $5 million of our common stock. Under the terms of each Stock Purchase Agreement, from time to time until one year from the date of the Stock Purchase Agreement and at our sole discretion, we may present each of the Investment Firms with a notice to purchase such common stock (the “Notice”). The Lenders are obligated to purchase such common stock by the tenth trading day after the Notice date (the “Tranche Closing”), subject to certain defined conditions, including among others, a minimum closing price as a percentage of the closing price on the Notice date. As financing fees, we will issue to Investors, at each Tranche Closing, shares of our common stock equal to 20% of the number of common shares purchased at the Tranche Closing. In addition, we will pay fees to the Lenders in the amount of 2% of the proceeds of each Tranche Closing. Notwithstanding any of the other provisions of this Agreement, and to provide some initial capital, each of the Investment Firms purchased 250,000 shares of our common stock for $250,000. During the year ended September 30, 2010, we received net proceeds of $705,000 and issued 2,368,406 shares of common stock to one of the Investors. We did not receive funds from the other two Investment Firms under the terms of the Stock Purchase Agreement and we do not intend to issue any further tranche requests or issue any additional stock under the Stock Purchase Agreement.

In June 2010, we entered into two Stock Purchase and Subscription Agreements (the “Agreements”) with another investor under which we issued 2,986,667 shares of our common stock for net proceeds of $112,000.

During the year ended September 30, 2010, we entered into a financing agreement, as amended, with another investor under which the investor agreed to purchase up to $5 million of our common stock under certain limitations and conditions. During the year ended September 30, 2010, we sold 2,510,000 shares of our common stock to the investor, based on the closing prices of our stock on the dates of issuance, for cash proceeds, net of financing fees, of $201,000. In connection with the agreement, we also issued 100,000 shares, valued at $37,000 based on the closing prices of our stock on the dates of issuance, in payment of financing fees.

Long Term Incentive Compensation Plan – Our Long Term Incentive Compensation Plan ("the Plan") was adopted in 2006 and amended in 2009. The Plan is administered by our board of directors. Our Board of Directors has amended the Stock Incentive Plan to increase the aggregate number of shares available for issuance under the plan to 25,000,000 shares conditional upon approval by our shareholders. We have granted stock options under the plan to employees, members of our board of directors, and advisors and consultants. No options have been exercised. Options are exercisable for ten years from date of grant. The following table summarizes non-performance based stock option activity during the years ended September 30, 2010 and 2011:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at September 30, 2009 (2,592,475 exercisable options)	2,862,745	$ 1.31
Grants	3,853,110	0.08
Forfeitures	(93,550)	1.35
Cancellations	(2,685,545)	1.28
Outstanding at September 30, 2010 (3,113,115 exercisable options)	3,936,760	0.12
Grants	226,552,358	0.01
Forfeitures	(206,575)	0.53
Outstanding at September 30, 2011 (17,559,055 exercisable options)	230,282,543	0.01

Director, Officer, and Employee Sales Incentive Plan – In August 2011, we granted 209,000,000 non-qualified options with a fair value calculated using the Black-Scholes-Merton model of approximately $1,536,000 and an exercise price of $0.01 per share under a sales incentive plan (the “Sales Incentive Plan”). These options expire in August 2021, are performance based, and vest upon the approval by shareholders of an increase in authorized shares and the attainment of certain sales targets. Since the future vesting of these options is performance based and not determined to be probable at this date, no compensation expense has been recognized related to these options during the year ended September 30, 2011.

The weighted average fair value of the options granted during the years ended September 30, 2011 and 2010 was $0.01 and $0.08 respectively, and the weighted average remaining contractual lives of outstanding and exercisable options at September 30, 2011 was 9.8 and 9.3 years, respectively. As of September 30, 2011, we had approximately $1,592,000 of total unrecognized compensation cost related to non-vested stock-based awards granted under all equity compensation plans, of which we expect to recognize approximately $56,000 in 2012 with the remaining amount of $1,536,000 related to options granted under the Sales Incentive Plan for which the expected period of recognition is not determinable at this date. The weighted average exercise price of options exercisable at September 30, 2011 was $0.03 per share.

As of September 30, 2011 and 2010, the aggregate intrinsic value of options outstanding, representing the excess of the closing market price of our common stock over the exercise price, is nil.

Stock-based compensation expense related to options approximated $373,000 and $257,000 during the years ended September 30, 2011 and 2010, respectively, substantially all of which was recognized as general administrative expense. We determine the value of share-based compensation using the Black-Scholes-Merton fair value option-pricing model with weighted average assumptions for options and warrants granted during the years ended September 30, 2011 and 2010 including risk-free interest rates of 1.3% and 2.3%, respectively, volatility of 225% and 227%, respectively, expected lives of 4.9 and 5.0 years, respectively, and dividend yield of 0%.

During the year ended September 30, 2010, we cancelled approximately 2,684,000 stock options previously issued to employees having a weighted average exercise price of $1.28 and we issued to these employees an aggregate of approximately 2,976,000 new options having an exercise price of $0.08 per share, which was equal to the fair value of our common stock on the date of grant. These transactions were accounted for as a modification, and the incremental value of options granted in excess of the value of options cancelled of $32,000 was recognized as expense during the year ended September 30, 2010.

Warrants – At September 30, 2011, there were warrants outstanding for the purchase of approximately 10.2 million shares of our common stock at a weighted average exercise price of $1.44 per share. During the year ended September 30, 2011, we issued warrants to purchase a total of 9,710,000 shares of common stock at a weighted average exercise price of $0.01 per share for services. Share-based compensation was calculated using the Black-Scholes-Merton model. Warrants outstanding at September 30, 2011 expire at various dates from March 2012 to June 2018. A summary of warrant activity during the years ended September 30, 2010 and 2011 follows:

Warrants Outstanding
Outstanding at September 30, 2009	636,832
Grants	402,000
Exercised	(26,058)
Expired	(38,300)
Outstanding at September 30, 2010	974,474
Grants	9,710,000
Expired	(435,689)
Outstanding at September 30, 2011	10,248,785

Employee Stock Purchase Plan - In 2008, we adopted an Employee Stock Purchase Plan, under which the number of shares of common stock that may be sold shall not exceed 900,000 shares. No shares have been purchased under this plan

Note 9. SolCool One, LLC Acquisition and Disposition

We acquired all of the member units of SolCool One, LLC (" SolCool"), a supplier of direct current solar air-conditioning systems for off-the-grid applications, and took effective control on January 13, 2010 which was the acquisition date for accounting purposes. We issued 476,187 shares of our common stock as consideration for the acquisition of all the membership units. Shares issued were recorded at fair value of approximately $245,000, based on the closing price of our common stock on the acquisition date. The total purchase consideration transferred was $275,000, which included $30,000 of funds previously advanced, and we assumed $439,000 of accounts payable and accrued liabilities. No tangible assets were acquired other than $1,000 in cash. The acquisition was accounted for using the acquisition method, which requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. Substantially all of the purchase price was allocated to intangible assets, which were identified by management as SolCool’s distribution network and customer relationships. The fair values of identifiable intangible assets were determined using the income approach. Estimated lives of intangible assets were determined to be one year and were based on factors including, among others, the expected use of the assets, effects of demand, competition and the level of funding required to obtain the expected future cash flows from the assets.

On August 23, 2010, we agreed to unwind the transaction by cancelling all shares of our common stock issued and returning the certificates representing the membership units of SolCool. In connection with accounting for the unwind transaction we unrecognized assets and liabilities of $251,000 and $440,000, respectively, and recorded the reacquired shares at the same amount recorded at the acquisition date, or $245,000, which resulted in recording a gain on disposition of $434,000. SolCool’s operating results from the acquisition date through the unwind date, comprised of amortization expense of $462,000 and $6,000 of other expense, is included in our consolidated statement of operations for the fiscal year ended September 30, 2010. The net effect on operations of the acquisition and subsequent disposition is approximately $34,000 for the year ended September 30, 2010, which represents the amount of cash paid for the acquisition as well as advances made during the period we owned them.

Note 10. Income Taxes

We have recorded no provision or benefit for income taxes. The difference between tax at the statutory rate and no tax is primarily due to the full valuation allowance. The increase in the valuation allowance was approximately $437,000 during the year ended September 30, 2011, and $1.8 million during the year ended September 30, 2010. A valuation allowance has been recorded in the full amount of total deferred tax assets as it has not been determined that it is more likely than not that these deferred tax assets will be realized. As of September 30, 2011, we have net operating loss carryforwards of approximately $48 million, which begin to expire in 2023 and will continue to expire through 2031 if not otherwise utilized. Our ability to use such net operating losses and tax credit carryforwards is subject to annual limitations due to change of control provisions under Sections 382 and 383 of the Internal Revenue Code, and such limitation would be significant. Realization is dependent on generating sufficient taxable income prior to expiration.

Deferred income taxes represent the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities and related valuation allowances at September 30 are as follows (in thousands):

	2011	2010
Deferred tax assets
Net operating loss carryforwards	$ 16,152	$ 15,395
Share-based compensation	2,226	2,142
R & D tax credit carryforwards	973	973
Other	451	326
Total deferred tax assets	19,802	18,836
Deferred tax liabilities	(529)	-
Valuation allowance	(19,273)	(18,836)
Deferred tax assets and liabilities, net	$ -	$ -

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

Note 11. Commitments and Contingencies

Deferred revenue recognized – In 2004, we received $344,000, and recognized revenue of $154,500, pursuant to a development agreement with a customer to develop proof-of-concept fuel cell power source prototypes and, if elected by the customer, development of fuel cell power sources. Included in other liabilities at September 30, 2011 and 2010 was deferred revenue of $189,500 pending confirmation of customer acceptance. In November 2011, customer acceptance was obtained which will result in the recognition of revenue in the year ending September 30, 2012. No additional cash proceeds were received from this transaction.

Lease - Our corporate offices and laboratory facilities are leased under a lease agreement which expired in 2009, which we have been leasing on a month-to-month basis through October 2011. Rental expense was approximately $260,000 and $227,000 for the years ended September 30, 2011 and 2010, respectively. Pursuant to terms of a lease amendment entered into in November 2011 with our landlord, we are no longer leasing on a month by month basis as the amendment sets the term of the lease to October 31, 2013 on our current facility with monthly rent at $9,500 commencing November 1, 2011. In addition, we settled past due obligations owed under the lease through October 31, 2011, on the following terms:

• total past due obligations were agreed to be $350,000;

• we were released from the obligation to pay all past due balances in excess of $195,000;

• we paid $35,000 and agreed to pay $160,000 in 24 equal monthly payments commencing in December 2011;

As of September 30, 2011, future monthly minimum rental payments, including estimated operating costs, approximate $140,000 for the years ending September 30, 2012 and 2013, and $12,000 for the year ended September 30, 2014.

Under terms of the agreement, the landlord has executed and filed with the Snohomish County, Washington full satisfaction of the prior outstanding judgments entered in favor of the landlord. To secure performance of our obligations under the lease and payment of the remaining past due balance, we executed an confession of judgment in favor of the landlord in the amount of $350,000, such confession of judgment is to be held and may be filed to be enforced in the event we default under the lease. Once we pay in full the remaining $160,000 of the past due balance, the confession of judgment will be cancelled and delivered back to us. Included in accounts payable at September 30, 2011 is approximately $370,000 for obligations pursuant to the lease previously recorded.

Litigation - On January 20, 2010, our former Chief Executive Officer, Paul Abramowitz, initiated a lawsuit against us in the Superior Court for the State of Washington styled Abramowitz v. Neah Power Systems, et al. in which Mr. Abramowitz has sued for breach of his employment contract in the amount of $275,000, plus interest, for willful failure to pay wages for which he seeks double damages or twice the amount of the wages allegedly withheld, plus attorneys’ fees and interest. Other persons presently or previously affiliated with us, including Gerard C. D’Couto, Stephen M. Wilson, Jon M. Garfield, Ed Cabrera, Michael Selsman, Paul Sidlo, James Smith and Robert J. McGovern, were also named as defendants in the Abramowitz lawsuit. During the year ended September 30, 2011, the Court dismissed the claims against all these persons with the exception of Dr. D’Couto, finding that they are not personally liable under Washington wage law. In March 2011, we have filed a third party complaint against the following former officers and directors who may be implicated by Abramowitz’s claims due to their presence our board of directors: Michael Solomon, Eugene “Buzz” Aldrin, Leroy Ohlsen and David Barnes on the grounds that these individuals may also be liable to Mr. Abramowitz if he proves willful refusal to pay wages. All of those parties except Mr. Barnes were subsequently dismissed by agreement, with additional measures taken to preserve potential future claims against them. We have also filed counterclaims with potential damages exceeding $1,000,000 against Mr. Abramowitz for breach of fiduciary duties as a director and officer, and conversion (a civil claim for losses due to theft). As of September 30, 2011 and 2010, we have accrued $314,000 related to this matter which is included in other liabilities on our consolidated balance sheets.

The Abramowitz lawsuit is currently scheduled to go to trial in January 2012.

In connection with the Abramowitz lawsuit, our former director, James Smith, has filed a cross-complaint against us, the other defendants in the Abramowitz lawsuit, Michael Solomon, Leroy Olsen and Buzz Aldrin for breach of contract and unpaid wages related to Mr. Smith’s past service on our board of directors. He subsequently dismissed all defendants except the Company. The Smith compensation claim has been denied by the Company and is scheduled to be resolved in the January trial of the Abramowitz claims. Smith and former Board member McGovern have also made a claim for indemnification for their defense of the Abramowitz action, which was granted by the Court. We have not recognized any amount related to expected loss related to this matter in our consolidated financial statements as of September 30, 2011 and the amount to be assessed for these claims is not estimable.

Equity Purchase Agreement– As discussed in Note 8, in March 2011, we executed an Equity Purchase Agreement with Southridge. Pursuant to the equity purchase agreement, we may raise capital through the private sale of our common stock to Southridge at a price equal to 94% of the market price, based on the formula set forth in the equity purchase agreement. Under terms of a Securities Purchase Agreement for Series C Preferred Stock entered into in November 2011 discussed in Note 13, under certain conditions, we agreed that we would not draw on the equity line. In addition, there are other conditions to our use of the equity line, including effectiveness of the required registration statement. The equity line of credit may never be available to us, and even if it is available, it may not provide sufficient capital to fund our operations.

Disputes With Various Vendors and Lenders- Certain vendors and lenders of the Company have brought suits and/or obtained judgments in their favor regarding past due balances owed them by us. We have recorded these past due balances in liabilities in our consolidated balance sheets at September 30, 2011 and 2010. We do not believe any loss in excess of amounts recorded that could arise would be material.

Note 12. Related Party Transactions

For purposes of these consolidated financial statements, Summit is considered a related party. All material transactions with Summit have been disclosed elsewhere in these consolidated financial statements (Note 6, 8, 13), except that, during the year ended September 30, 2011, Summit also entered into agreements with certain of our vendors whereby Summit purchased from vendors approximately $82,000 in outstanding trade debt owed those vendors by the Company. In settlement of the purchased trade debt, we issued a total of 15,790,069 shares of common stock to certain other investors as directed by Summit.

Note 13. Subsequent Events

Series B Preferred Stock– In October 2011, Summit assigned 44,404 shares of our Series B, with a face value of $44,404 to Southridge. In November 2011, Southridge assigned these Series B to five investors. Also in November 2011, we converted this principal Series B balance plus accrued interest into 10,163,671 shares of our common stock.

In October 2011, we entered into a Series B Preferred Stock Purchase Agreement, pursuant to which we sold and issued to Sierra Trading Corp. 142,200 shares of our Series B Preferred Stock in exchange for $142,200 (Note 8).

Series C Preferred Stock - In November 2011, we filed a Certificate of Designation with the Nevada Secretary of State, to set forth the rights, preferences and privileges of the Series C Preferred Stock (“Series C”) with 1,000,000 shares designated to this series. Series C ranks in preference to our Series B Preferred Stock, our common stock and any other class or series of stock entitled to participate with our common stock. The holder of each share of Series C shall be entitled to receive dividend of 8% per annum for the first six months only on the original purchase price for such shares, payable quarterly in arrears, which shall be paid in cash or in common stock, at our discretion. A holder of Series C Preferred Stock shall be entitled to vote together with the holders of the Common Stock on all matters submitted for a vote of holders of Common Stock as a single class, with the number of votes equal to the number of shares of Common Stock available upon the conversion of the Series C Preferred Stock. Each share of Series C Preferred Stock may, at a date no earlier than six months from the date of issuance and at the option of the holder, be converted into 1,000 fully paid and non-assessable shares of Common Stock (as appropriately adjusted for any stock dividend, stock split, recapitalization or combination of shares).

Sales of Series C Preferred Stock - On November 4, 2011, we entered into a Securities Purchase Agreement (the “Securities Agreement”) with New Power Solutions, LLC, a New Jersey limited liability company (“New Power”). Pursuant to the Securities Agreement, New Power agreed to purchase shares of our Series C and warrants to purchase shares of our common stock. New Power agreed to provide funding on a best efforts basis in two separate placements of $4.0 million. Under the terms of the first placement (the “First Placement”), New Power committed to purchase up to $1.5 million of Series C Preferred Stock at a price of $7.00 per share. As of the date of this report, we have received approximately $300,000 in cash proceeds and issued 42,856 shares of Series C. The balance of the First Placement is to be funded in additional installments, with the last installment due no later than January 8, 2012. With each share of Series C Preferred Stock sold in the First Placement, we will issue a three-year warrant to purchase 1,000 shares of our Common Stock, at an exercise price of $0.015 per share.

As of the date of this report, we have received approximately $300,000 in cash proceeds and issued 42,856 shares of Series C New Power, which currently represents approximately 23.5% voting percentage of the common stock. To the extent that we receive additional funds in this financing, New Power will obtain greater voting control in the company, which may exceed 50% control. In such event, New Power will be able to control matters submitted to a vote of shareholders and can elect and replace our board of directors. In addition, we agreed that upon receipt of $600,000 from New Power, we will not solicit or accept any equity investments from any third party or incur any indebtedness other than trade or other debt incurred in the normal course of business, in excess of $100,000, unless approved in advance by New Power.

Upon and subject to the completion of the First Placement in full, we will be obligated to: (i) use our best efforts to file a registration statement on the appropriate Form with the SEC within 90 days of November 4, 2011 with respect to the warrants issued in connection with the First Placement (and the Common Stock issuable thereunder); (ii) appoint one individual named by New Power to serve as a director of the Company; (iii) and enter into a three-year management consulting agreement with New Power with a monthly fee of $3,500.

Under the terms of the second placement (the “Second Placement”), subject to the completion of the First Placement in full, New Power agreed to purchase up to $2.5 million additional Series C on a best efforts basis to be funded in four installments of approximately $625,000 each (plus or minus 20% per installment), on the dates that are 30, 60, 90, and 120 days after the completion of the First Placement. The purchase price for the Series C in the Second Placement is based on a 50% discount from the average of the closing bid and ask prices for our Common Stock on the ten trading days immediately preceding the date of the purchase (“Average Price”). The number of Series C issuable for each installment shall be equal to the quotient obtained by dividing (A) the product of (i) the installment purchase amount multiplied by (ii) two, by (B) the product of (i) the Average Price and (ii) 1,000. On each funding under the Second Placement, we will issue to New Power a 3-year warrant to purchase 500 shares of our Common Stock, at an exercise price equal to 150% of the Average Price, for each share of Series C sold to New Power in the Second Placement.

Upon and subject to the completion of the Second Placement in full, we will be obligated to: (i) appoint a second individual named by New Power to serve as a director of the Company; (ii) discuss with New Power in good faith any registration of the warrants issued in connection with the Second Placement; and (iii) amend the management consulting agreement with New Power to increase the monthly fee of $10,000.

In connection with the Securities Agreement, we also agreed that, with respect to our Sales Incentive Plan, (a) until completion of the First Placement in full, we would not grant awards under the Sales Incentive Plan in excess of 12.0%, and (b) upon and subject to the completion of the First Placement in full, (i) we would reduce the total percentage under the Sales Incentive Plan from 15.0% to 12.0%, and (ii) New Power’s director-appointee to the Board would be eligible to participate in the Sales Plan at 1.0%.

Senita Investments Ltd. - In December 2011, Senita filed a lawsuit in the King County Superior Court, Seattle, Washington alleging breach of contract for failing to meet contractual obligations under certain outstanding debentures (Note 6). Following receipt of the complaint, we tendered to Senita stock certificates for 5,488,636 shares for conversion of certain debentures and payment of principal and all accrued interest on the other debentures. Senita rejected our payment. We intend to take appropriate action in defense of this action.

Southridge Partners II, LP – In October,2011, Southridge converted approximately $19,000 of a convertible note payable it held into 5,509,158 shares of our common stock. In October 2011, we received the remaining outstanding balance of shares of our Series A (Note 8) in the amount of 1,380,000 shares from Southridge in exchange for two convertible notes payable in the aggregate amounts of approximately $50,000 and $26,000 due in February 2012 and April 2012, respectively, and bearing interest at 5% per annum. With that exchange, the Series A shares were cancelled and there are no Series A issued and outstanding. In November 2011, approximately $51,000 of the notes were converted into 11,275,366 shares of our common stock leaving a balance remaining of $25,000. In November 2011, Southridge assigned the remaining $25,000 balance to five investors. Also in November, these investors converted the $25,000 note balance plus interest into 7,385,174 shares of our common stock.

In October 2011, Summit assigned the remaining $15,000 balance of the Summit Note to Southridge (Note 6). Subsequent to the assignment, we entered into an agreement with Southridge whereby terms of the Summit Note were amended. This amended note was convertible into shares of our common stock at a conversion price equal to 65% of the average closing bid price of our common stock for the 5 trading days immediately prior to conversion. In October and November 2011, this amended note was converted into 3,991,411 shares of our common stock.

In December 2011, we issued 6,000,000 shares of our common stock, valued at approximately $54,000 to Southridge Advisors, LLC, an affiliate of Southridge, in payment for consulting services provided.

Notes payable issued for accounts payable – Subsequent to September 30, 2011, we entered into trade debt settlement agreements with certain of our vendors, whereby our outstanding accounts payable balances totaling approximately $194,000 were reduced to agreed upon balances due of approximately $72,000 and of which $10,000 is payable in approximately 1.2 million shares of our common stock. The agreements have maturity dates from on demand to 180 days. The excess of accounts payable over the reduced amounts will be recorded as a gain on debt extinguishment. In November 2011, we paid approximately $5,000 in retirement of these notes. Of these notes, approximately $69,000 are convertible into our common shares. Prices for conversion are based on market prices and have discounts to the market prices ranging from zero to 38%. In December 2011, we issued 1,162,791 shares of our common stock, valued at $10,000, in payment against a $20,000 convertible note payable.

Note payable settlement– As discussed in Note 6, in December 2011, we entered into a settlement agreement and mutual release whereby the Service Provider discharged us in full our Note Obligation plus accrued interest in the amount of approximately in exchange for a mutual release by both parties of any future claims against the other pertaining to services provided and obligations owed from the date services were provided to the date of the settlement agreement.

Other funding - In October 30, 2011 we received approximately $44,000 from an investor in advance for equity or for debt investment.

Other common stock issuances– In December, we issued 2,000,000 shares, valued at $12,000, to Green World Trust for payment of services.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are not and have not been any disagreements between us and our accountants on any matter of accounting principles, practices or financial statement disclosure.

ITEM 9A

CONTROLS AND PROCEDURES

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

Management has used the framework set forth in the report entitled Internal Control – Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) to evaluate the effectiveness of our internal control over financial reporting. Management was unable to implement its remediation plans during 2011 due to cost considerations. As a result of the material weaknesses described below, management has concluded that our internal control over financial reporting was not effective as of September 30, 2011.

Management has determined that, as of the September 30, 2011 measurement date, there were deficiencies in both the design and the effectiveness of our internal control over financial reporting. Management has assessed these deficiencies and determined that there were various material weaknesses in our internal control over financial reporting. The existence of a material weakness or weaknesses is an indication that there is a more than remote likelihood that a material misstatement of our financial statements will not be prevented or detected in a future period.

Management has assigned a high priority to the short-and long-term improvement of our internal control over financial reporting. We have listed below the nature of the material weaknesses we have identified:

•

inadequate or ineffective policies for documenting transactions;

•

inadequate or ineffective design of policies and execution of processes related to accounting for transactions; and

•

inadequate segregation of duties due to the limited size of the accounting department and the lack of experienced accountants caused by our limited financial resources.

We intend to design and implement policies and procedures to remediate the material weaknesses in our internal control over financial reporting in fiscal 2012.

Management does not believe that any of our annual or interim financial statements issued to date contain a material misstatement as a result of the aforementioned weaknesses in our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting or in other factors during the fourth fiscal quarter ended September 30, 2011 that materially affected, or is likely to materially affect, our internal control over financial reporting.

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

ITEM 9B

OTHER INFORMATION

None.

PART III

ITEM 10

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors and Executive Officers

The table below lists certain biographical information regarding our current directors and executive officers. As of December 23, 2011, our board of directors consists of five directors. Each director holds his office until his successor is elected and qualified or his earlier resignation or removal. Executive officers are appointed by our board of directors, and each executive officer holds his office until he resigns or is removed by our Board or his successor is elected then qualified. There are no family relationships among members of our management or our Board.

Name	Age	Position
Dr. Gerard C. D’Couto	45	President and Chief Executive Officer, Director
Jeffrey B Sakaguchi	50	Chairman of the Board of Directors
David Schmidt	48	Director
Jon M. Garfield	48	Director
Michael Selsman	75	Director
Stephen M. Wilson	56	Chief Financial Officer

Name of Director	Background / Experience
Dr. Gerard C. (Chris) D’Couto

Dr. Gerard C. D’Couto has served as a member of our Board since January 28, 2008 and as our Chief Executive Officer and President since February 2008. Dr. D’Couto previously served as our Chief Operating Officer and Executive Vice President from September 2007 until February 2008. Prior to joining us, Dr. D’Couto served as senior director of marketing at Form Factor Inc. from January 2006 until September 2007, where he headed the launch of NAND flash and DRAM sort probe cards. Prior to that, Dr. D’Couto had a nine-year tenure at Novellus Systems, Inc., with positions of increasing responsibility ranging from product management to technology development and sales. Prior to that, Dr. D’Couto worked at Varian Associates and as a consultant to Intel Corporation. Dr. D’Couto received a bachelor’s degree in chemical engineering from the Coimbatore Institute of Technology in India and also received a master’s and a doctoral degree in chemical engineering from Clarkson University in New York. Dr. D’Couto also earned an MBA from the Haas School of Business at the University of California, Berkeley. Mr. D’Couto was chosen to serve on our Board because of his management and operational skills from his business school education and past management positions as well as his technical knowledge related to our fuel cell technology.

Jeffrey B Sakaguchi

Jeffrey Sakaguchi has served on our board since November 2010. Mr. Sakaguchi has served since 2009 as the Chairman of the Board of Directors of the American Red Cross, Greater Los Angeles Chapter where he has been responsible for the financial and organizational turnaround of chapter performance. From 2004 until 2007, Mr. Sakaguchi served as the President and Chief Operating Officer of Evolution Robotics Retail, Inc. In that role, Mr. Sakaguchi co-led a spin off of Evolution Robotics Retail, Inc. from its former parent company and developed and executed a commercialization strategy for a breakthrough visual scanning product targeted for the retail industry. From 1995 until 2003, Mr. Sakaguchi served as the Managing Partner for the North American Energy Strategy Practice at Accenture LLP in Los Angeles. From 1989 until 1995, Mr. Sakaguchi served as the Senior Engagement Manager at McKinsey & Company, Inc. in Los Angeles. Mr. Sakaguchi earned his bachelor’s of science in chemical engineering from the Massachusetts Institute of Technology and his masters in business administration from the Wharton School of the University of Pennsylvania. Mr. Sakaguchi was chosen to serve on our Board because of his extensive business leadership experience with technology and emerging companies and his knowledge of the emerging fuel cell industry.

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

Jon M. Garfield

Jon M. Garfield has served on our Board since May 2008. Mr. Garfield served as Chief Executive Officer of technology company Clearant, Inc. (OTCBB: CLRA) from January 2007 until October 2010 and as Chief Financial Officer at Clearant, Inc. from September 2006 until January 2007. Mr. Garfield has served as a member of Clearant, Inc.’s board of directors from May 2007 until August 2010. From September 2001 through 2006, Mr. Garfield served as an independent financial consultant, including advising as to SEC reporting obligations and Sarbanes-Oxley compliance. From 1998 until 2001, he served as Chief Financial Officer of a telecom service provider and a software developer. From 1996 to 1998, he served as Vice President of Acquisitions for the formerly NYSE-listed ground transportation consolidator Coach USA, Inc. From 1991 to 1996, Mr. Garfield served as Corporate Assistant Controller of Maxxim Medical, Inc., a formerly New York Stock Exchange listed manufacturer and distributor. During 1986 to 1991, Mr. Garfield practiced public accounting with Arthur Andersen and PricewaterhouseCoopers. Mr. Garfield received a Bachelor of Business Administration in Accounting from University of Texas, Austin. Mr. Garfield was chosen to serve on our Board because of his past experience in chief executive officer and chief financial officer roles at public companies and because of his financial literacy.

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

Stephen M. Wilson, CPA, CMA

Stephen Wilson has served as our Chief Financial Officer since July 2008 and Corporate Secretary since June 2008. He also served as Controller from April 2008 and July 2008. From May 2007 until February 2008, he served as Chief Financial Officer of Impart Media Group, Inc., a publicly-held digital signage technology company. From July 2006 until his promotion to Chief Financial Officer of Impart, he served as its Vice President of Finance/Corporate Controller. Impart Media Group, Inc. consented to bankruptcy relief on May 21, 2008 following a petition for involuntary bankruptcy filed on February 14, 2008 in the United States Bankruptcy Court for the Southern District of New York. From 2004 to 2006, he served as Division Controller for Rabanco Companies, a division of Allied Waste. From 2000 to 2004, Mr. Wilson was owner and President of Strategic Finance & Accounting Services, Inc. He is a licensed Certified Public Accountant and is also a Certified Management Accountant. Mr. Wilson holds dual Bachelor of Arts degrees in Accounting and Business Administration from Western Washington University.

In November 2011, we entered into an agreement with New Power Solutions LLC for the purchase of Series C preferred stock and warrants. If New Power Solutions LLC fully funds $1.5 million in the First Placement, we agreed to appoint one individual named by it to serve as a director on our Board of Directors. In addition, if New Power Solutions LLC fully funds an additional $2.5 million in the Second Placement, we agreed to appoint a second individual named by it to serve as a director on our Board of Directors. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Recent Financing – Series C Financing” above.

Board Committees

During fiscal 2011, there were five standing committees of our board of directors -- Audit, Compensation, Nominating, Financing and Governance Committees.

Audit Committee

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

Compensation Committee

The Compensation Committee consists of three independent directors Jeffrey B Sakaguchi (Chair), Jon M Garfield and Michael Selsman. The functions of the Compensation Committee are to review and approve the goals of the Chief Executive Officer, to review and approve salaries, bonuses and other benefits payable to our executive officers and to administer our Long Term Incentive Compensation Plan, Director, Officer, and Employee Sales Incentive Plan and Employee Stock Purchase Plan.

Nominating Committee

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

Code of Ethics

We have adopted a Code of Ethics and Business Conduct for our principal executive, financial and accounting officers. The Code of Ethics addresses such issues as conflicts of interest, corporate opportunities, confidentiality, fair dealing, protection and proper use of our assets, compliance with applicable laws (including insider trading laws) and reporting of illegal or unethical behavior. We are committed to ensuring transparent and good corporate governance in our dealings with all stakeholders. Our Code of Ethics is included as an exhibit to this Annual Report. Any person may obtain a copy of our Code of Ethics

Section 16(a) Beneficial Ownership Reporting Compliance

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

Based solely on a review of the reports furnished to us, or written representations from reporting persons that all reportable transaction were reported, we believe that during the fiscal year ended September 30, 2011, our officers, directors and greater than ten percent stockholders timely filed all reports they were required to file under Section 16(a), except as follows:

●

During 2011, Senita Investments, Ltd., a holder of four convertible debentures issued by us (see Note 6 to our Notes to Consolidated Financial Statements), failed to file a Form 3 for its greater than 10% beneficial ownership of the shares issuable upon conversion of the debentures and a Form 4 for its exercise of conversion rights under the debentures.

●     Certain holders of our Series B preferred stock (Summit Trading Limited and Sierra Trading Corp.) failed to file a Form 3 or Form 4 for their respective greater than 10% beneficial ownership of our common stock, resulting from their ownership of shares of our Series B preferred stock (which Series B shares are convertible into common stock at a variable rate based on the market price of our common stock). We have been advised by these holders that they intend to file a Form 3 as soon as practicable.

ITEM 11

EXECUTIVE COMPENSATION

The following table shows for each of the two fiscal years ended September 30, 2011 and 2010, all compensation awarded or paid to, or earned by, the following persons (the “Named Executive Officers”):

•

Gerard D’Couto, our Chief Executive Officer; and

•

Stephen M. Wilson, our Chief Financial Officer.

Other than the Named Executive Officers, we had no executive officers whose compensation exceeded $100,000 during the fiscal year ended September 30, 2011.

Summary Compensation Table

Name and Principal Position	Year	Salary ($) (1)	Bonus ($)	Stock Awards ($)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other compensation ($) (4)		Total
$
Gerard C. (“Chris”) D’Couto President & CEO	2011 2010	$224,000 155,000			$1,270,000(3) 47,000			$17,000 15,000		$1,511,000 217,000

Stephen M. Wilson, Chief Financial Officer	2011 2010	$124,000 102,000			$211,000(3) 21,000			$17,000 15,000		$352,000 138,000

(1)

Salaries for officers include deferred salaries in the amount of $147,000 and $78,000 for Gerard C. D’Couto and Stephen M. Wilson, respectively, in 2011, and $56,000 and $18,000, respectively, in 2010.

(2)

This column represents the aggregate grant-date fair value of the awards computed in accordance with FASB ASC Topic 718. These amounts reflect our accounting value for these awards and do not necessarily correspond to the actual value that may be realized by the named executive officer. The assumptions used in the calculation of these amounts are described in note 8 to our consolidated financial statements included with this annual report.

(3)

Of these options, $1,201,000 for Gerard C. D’Couto and $174,000 for Stephen M. Wilson were granted under our Director, Officer, and Employee Sales Incentive Plan and are currently not exercisable. The options are performance based and will vest and become exercisable only when revenue is recognized in our financial reporting and when cash payments have been received for those revenues.

(4)

Consists of health related benefits provided to employees.

Outstanding Equity Awards At Fiscal Year-End

The following table sets forth information regarding the outstanding equity awards held by our Named Executive Officers as of September 30, 2011:

Option Awards						Stock Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Dr. Gerard C. (Chris) D’Couto	1,685,393	--		$0.0089	Apr 2021
	1,200,000 (1)	1,200,000		$0.0230	Nov 2020
	2,587,500	--		$0.0800	Jun 2020
	--	152,000,000(4)		0.0100	Aug 2021
Stephen M. Wilson Chief.Financial.Officer	1,685,393	--		$0.0089	April 2021
	500,000 (2)	500,000		$0.0230	Nov 2020
	517,000	--		$0.0800	Jun 2020
	6,000 (3)	6,000		$1.6700	Apr 2018
	--	22,000,000 (4)		0.0100	Aug 2021

(1)

These options vests 25% at grant date and 25% in each of 3 equal six month installments over an eighteen month period following the grant date.

(2)

These options vests 25% at grant date and 25% in each of 3 equal six month installments over an eighteen month period following the grant date.

(3)

These options vests in equal yearly installments over a 4 year period following the grant date.

(4)

These options were granted under our Director, Officer, and Employee Sales Incentive Plan and are currently not exercisable. The options are performance based and will vest and become exercisable only when revenue is recognized in our financial reporting and when cash payments have been received for those revenues.

Long Term Incentive Compensation Plan

In March 14, 2006, we adopted our Long Term Incentive Compensation Plan (the “LTIP Plan”). We have since amended the LTIP Plan to increase the total number of shares available for issuance under the plan to 25 million shares. As of September 30, 2011, there were approximately 21,282,543 stock options issued under the LTIP Plan, and 3,717,457 options were available for future grant. The LTIP Plan is to continue for a term of ten years from the date of its adoption.

The LTIP Plan seeks to promote our long-term success and our subsidiaries and to provide financial incentives to employees, members of the Board and advisors and consultants of our company and our subsidiaries to strive for long-term creation of stockholder value by providing stock options and other stock and cash incentive.

Our Compensation Committee has the authority to make awards, construe and interpret the LTIP Plan and any awards granted thereunder, to establish and amend rules for LTIP Plan administration, to change the terms and conditions of options and other awards at or after grant, and to make all other determinations which it deems necessary or advisable for the administration of the LTIP Plan.

If we change the number of issued shares of common stock by stock dividend, stock split, spin-off, split-off, spin-out, recapitalization, merger, consolidation, reorganization, combination, or exchange of shares, the total number of shares reserved for issuance under the LTIP Plan, the maximum number of shares which may be made subject to an award or all awards in any calendar year, and the number of shares covered by each outstanding award and the price therefor, if any, may be equitably adjusted by the Committee, in its sole discretion.

The Board or the Committee may amend, suspend, terminate or reinstate the LTIP Plan from time to time or terminate the Plan at any time. However, no such action shall reduce the amount of any existing award (subject to the reservation of the authority of the Committee to reduce payments on awards) or change the terms and conditions thereof without the consent of any affected award recipient.

Employee Stock Purchase Plan

In August 2008, we adopted an Employee Stock Purchase Plan (the “Stock Purchase Plan”). The amount of shares of common stock that may be sold pursuant to the Stock Purchase Plan shall not exceed, in the aggregate, 900,000. As of September 30, 2011, no shares have been purchased under the Stock Purchase Plan.

Director, Officer, and Employee Sales Incentive Plan

In August 2011, our Board of Directors approved a Director, Officer, and Employee Sales Incentive Plan (the “Sales Incentive Plan”) in order to provide incentives to generate revenues, recognize efforts during difficult financial circumstances, and encourage retention of officers, directors and employees. Compensation under the Sales Incentive Plan will be based on our product sales, licensing, customer engagements or grants during the three year period beginning upon plan approval (“Receipts”) up to a maximum of $50 million for cash compensation and up to $20 million for compensation in the form of stock options. Compensation will be earned ratably on Receipts and payable upon accounting recognition and receipt of cash.

Cash compensation for all participants will be no more than 15% of Receipts, with amounts for individual participants calculated by multiplying the Receipts by the percentage assigned to each participant according to terms of the Sales Incentive Plan. Similarly, option awards are tied to 15% of Receipts. The total number of options available under the Sales Incentive Plan is 300 million (calculated by multiplying the maximum Receipts of $20 million by 15% and then dividing the result by $0.01). As of December 23, 2011, we had granted options for 209,000,000 shares, each with an exercise price of $0.01 per share and a 10 year term. The options are performance based, and will vest and become exercisable only when revenue is recognized in our financial reporting and when cash payments have been received for those revenues. In addition, the vesting of options issued in an aggregate amount over 150,000,000 shares are also conditional upon an increase to the number of authorized shares of our common stock in a quantity large enough to accommodate the additional options, and under certain conditions, vesting may be limited.

Our Compensation Committee administers the Sales Incentive Plan.

Initially, in order to participate in the Sales Incentive Plan, (i) our executive officers had to agree to take a 33% reduction in salary for the term of the plan, and (ii) any participating director had to agree to forgo all other cash compensation otherwise due from us for services as a director during the term of the plan. The current participants in the Sales Incentive Plan are our two executive officers (Gerard C. D’Couto, our Chief Executive Officer, and Stephen M. Wilson, our Chief Financial Officer) and David Schmidt, one of our directors. Subsequent to the end of the 2011 fiscal year, in November 2011 we entered into agreements with our officers and directors relating to compensation matters related to the Sales Incentive Plan. We reinstated the salaries for our executive officers effective as of November 1, 2011, to their respective salary prior the 33% salary reduction in connection with adoption of our Sales Incentive Plan, and we allowed them continued participation in the Sales Incentive Plan. In addition, for our two executive officers and our one director who participate in the Sales Incentive Plan, we clarified that if they resign or are terminated for Cause, their rights under the Sales Incentive Plan cease to accrue as of that date, but that for any other termination, their rights continue to accrue for the three-year duration of the Sales Incentive Plan.

Subsequent to the end of the 2011 fiscal year, in connection with the securities purchase agreement that we entered into in November 2011 with the Series C Investor (see “Recent Financing Activities” above at Item 7), we agreed to certain limitations with respect to the Sales Incentive Plan. We agreed with the Series C Investor that (a) until receipt of $1.5 million in the Series C financing (the First Placement), we would not grant awards under the Sales Incentive Plan in excess of 12.0%, and (b) upon and subject to the completion of the First Placement in full, (i) we would reduce the total percentage under the Sales Incentive Plan from 15.0% to 12.0%, and (ii) the Series C Investor’s director-appointee to the Board would be eligible to participate in the Sales Plan at 1.0%.

Employment, Severance and Change in Control Agreements

Under the terms of the Offer Letter entered into between Dr. Gerard C. (Chris) D’Couto and the Company when Dr. D’Couto joined us as Chief Operating Officer, Dr. D’Couto receives a per annum base salary of $225,000 and a bonus equal to 50% of his base salary upon the completion of certain milestones. Due to our financial circumstances, Dr. D’Couto has taken reductions in salary and did not earn the base salary of $225,000 in the years ended September 30, 2011 or 2010. In the event Dr. D’Couto’s employment is terminated (i) for any reason other than for cause or a winding down of our operations or (ii) due to a change in control where he is not offered a comparable position at a similar compensation, Dr. D’Couto will be entitled to a severance payment equal to six months of his then current base salary.

Under the terms of the offer letter dated April 18, 2008, we entered into an “at-will” employment letter agreement with Mr. Wilson that provides for an annual base salary of $130,000 and an annual performance-based bonus of up to $26,000, or 20% of base salary. Due to our financial circumstances, Mr. Wilson has taken reductions in salary and did not earn the base salary of $130,000 in the years ended September 30, 2011 or 2010.

Subsequent to the end of the 2011 fiscal year, in November 2011 we entered into agreements with our officers and directors relating to compensation matters and resolving accrued and unpaid fees and wages, as follows:

●

We agreed to pay to our two executive officers an aggregate of $100,000 to be applied to their accrued and unpaid wages (aggregate of approximately $308,000), to be paid out of funds received in the Series C financing ((see “Recent Financing Activities” above at Item 7). As of December 23, 2011, we have not made any such payments on the accrued and unpaid wages. The executive officers agreed that, upon receipt of $1.5 million in the Series C financing (the First Placement), they would forego the balance of their accrued and unpaid wages; provided, however, that if an executive officer is terminated following the First Placement, he would be entitled to a severance payment based on the foregone wages, in an amount decreasing over time based on the number of months he is paid his full reinstated salary.

●

Similarly, 20% of the accrued and unpaid fees due to our current directors will be paid out of funds received in the First Placement. Additionally, on successful completion of the First Placement, the directors will be eligible to participate in a new director compensation plan, the terms of which will be determined and implemented in January 2012. The directors agreed that, upon completion of the First Placement, they would forego the balance of their accrued and unpaid fees; provided, however, that if a director is removed or replaced as a director, he would be entitled to a termination payment based on the foregone fees, in an amount decreasing over time based on the number of months he receives compensation under the new plan.

Compensation of Directors

On August 23, 2011, our Board of Directors approved a Cash Compensation Plan for the directors on the Board, to be administered by the Compensation Committee. The Cash Compensation Plan effective as of August 23, 2011 and covers current members of the Board. Cash compensation will accrue effective from the date that the director originally joined the Board, but no earlier than June 1, 2009 and, with the exception of retainer compensation, will be pro-rated based on attendance at Board and Committee meetings. The effectiveness of the Cash Compensation Plan and the payment of compensation is conditional upon our receiving cash in the amount of at least $1.5 million either by direct outside investment or from sales or from licensing revenues. The following sets forth the cash compensation plan:

Retaine	$10,000
Board Meetings
Chairman	$15,000
Member	8,000
Audit Committee
Chairman	$6,000
Member	2,500
Compensation Committee
Chairman	$2,500
Member	1,500
Governance Committee
Chairman	$1,500
Member	400
Governance Committee
Member	$400

Also on August 23, 2011, our Board of Directors approved the Director, Officer, and Employee Sales Incentive Plan (as described above). Any non-employee director desiring to participate in the Sales Incentive Plan may not also participate in the Cash Compensation Plan. One director, David Schmidt, elected to participate in the Sales Incentive Plan, and the other directors participate in the Cash Compensation Plan.

Except as described above, we do not have any formal policy for the compensation of our non-employee directors. Our Board has made grants of stock options to our outside directors at various times as compensation for our director’s service on the Board. In the future, we anticipate adopting a policy of paying directors a fee for their attendance at board and committee meetings if the financial condition of our company improves.

The following table sets forth information regarding the compensation of directors during the fiscal year ended September 30, 2011:

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Earnings ($)	All Other Compensation ($)	Total ($)

Jon M. Garfield (2)	70,000		$37,000				$107,000
Michael Selsman (3)	40,000		$26,000				$66,000
Jeffrey Sakaguchi (4)	24,000		$42,000				$66,000
David Schmidt (5)			$238,000				$238,000

(1)

This column represents the aggregate grant-date fair value of the awards computed in accordance with FASB ASC Topic 718. These amounts reflect our accounting value for these awards and do not necessarily correspond to the actual value that may be realized by the named executive officer. The assumptions used in the calculation of these amounts are described in note 8 to our consolidated financial statements included with this annual report.

(2)

Earned fees of $70,000 of have been deferred as of September 30, 2011. Options awards consist of approximately one million options exercisable at $0.023 per share of which approximately 500,000 are fully vested, and, 1,685,383 options exercisable at $0.0089 per share of which approximately all are fully vested. The options expire in November 2020 and April 2021, respectively.

(3)

Earned fees of $40,000 of have been deferred as of September 30, 2011. Options awards consist of approximately 500,000 options exercisable at $0.023 per share of which approximately 250,000 are fully vested, and, 1,685,383 options exercisable at $0.0089 per share of which approximately all are fully vested. The options expire in November 2020 and April 2021, respectively.

(4)

Earned fees of $24,000 of have been deferred as of September 30, 2011. Options awards consist of approximately 1.2 million options exercisable at $0.023 per share of which approximately 600,000 are fully vested, and, 1,685,383 options exercisable at $0.0089 per share of which approximately all are fully vested. The options expire in November 2020 and April 2021, respectively.

(5)

Of these option awards, $206,000 were granted under our Director, Officer, and Employee Sales Incentive Plan and are currently not exercisable.  The options are performance based and will vest and become exercisable only when revenue is recognized in our financial reporting and when cash payments have been received for those revenues.

ITEM 12

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information as of December 23, 2011 concerning the beneficial ownership of our common stock and each of our outstanding classes of preferred by the following persons or groups:

•

each person who, to our knowledge, beneficially owns more than 5% of our common stock or any class of preferred stock;

•

each Named Executive Officer identified in the Executive Compensation table above;

•

each of our current directors; and

•

all of our current directors and executive officers as a group.

Percentage of common stock beneficially owned is based on 182,793,529 shares of common stock outstanding on December 23, 2011. In accordance with SEC rules, when we computed the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed as outstanding shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of December 23, 2011. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

This table is based upon information supplied by executive officers, directors and principal shareholders. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, to our knowledge, each of the shareholders named in this table has sole voting and investment power with respect to the common stock shown as beneficially owned. The address for each of our officers and directors is c/o Neah Power Systems, Inc., 22118 20th Avenue SE, Suite 142, Bothell, Washington 98021.

	Common Stock		Series B Preferred Stock		Series C Preferred Stock
Name of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percentage of Class Beneficially Owned	Number of Shares Beneficially Owned (1)	Percentage of Class Beneficially Owned	Number of Shares Beneficially Owned (1)	Percentage of Class Beneficially Owned
Officers and Directors
Dr. Gerard C. D’Couto, President, Chief Executive Officer, Director (2)	6,472,895	3.5%	--	--	--	--
Jon Garfield, Director (3)	2,651,018	1.5	--	--	--	--
Michael Selsman, Director (4)	2,646,643	1.4	--	--	--	--
Jeffrey Sakaguchi, Director (5)	2,585,393	1.4	--	--	--	--
David Schmidt, Director (6)	2,285,393	1.3	--	--	--	--
Stephen M. Wilson, Chief Financial Officer (7)	3,041,897	1.7	--	--	--	--
All Directors and Officers as a Group (6 individuals)	19,683,239	10.8%	--	--	--	--

5% Stockholders
Green World Trust (8)	25,356,317	13.9%	--	--	--	--
Summit Trading Limited (9)	71,085,756	38.9	278,500	66.2%	--	--
Sierra Trading Corp (10)	34,000,000	18.6	142,200	33.8	--	--
New Power Solutions, LLC (11)	42,856,000	23.5	--	--	42,856	100.0%

(1)

Exercise of all options listed in this table is conditional upon the our increasing our authorized common stock to provide for an adequate authorized common stock for the exercise of all of the convertible securities issued by the Company. The options reported do not include stock options issued under the Sales Incentive Plan which are performance based and not considered exercisable within sixty days.

(2)

Consists of 400,002 common shares and 6,672,893 shares of common stock underlying options of which 6,072,893 are fully vested.

(3)

Consists of 2,901,018 shares of common stock underlying options of which 2,651,018 are fully vested.

(4)

Consists of 500,000 common shares and 2,271,643 shares of common stock underlying options of which 2,146,643 are fully vested.

(5)

Consists of 2,885,393 shares of common stock underlying options of which 2,585,393 are fully vested.

(6)

Consists of 2,485,393 shares of common stock underlying options of which 2,285,393 are fully vested.

(7)

Consists of 80,004 common shares and 3,214,893 shares of common stock underlying options of which 2,961,893 are fully vested.

(8)

The natural person exercising voting control over the shares of our common stock is Darren Baldo, Trustee of Green World Trust. The address of Green World Trust is 4093 Quakerbridge Road, Princeton Jct, NJ 08550.

(9)

Summit Trading Limited (“Summit”) is a Bahamian holding company and is owned by the Weast Family Trust. The Weast Family Trust is a private trust established for the benefit of C.S. Arnold, Daisy Rodriguez, Stephanie Kaye and Tracia Fields. C.S. Arnold is the settlor of the Weast Family Trust. The natural person exercising voting control of the shares of our common stock held by Summit is Richard Fixaris. The address of Summit is Charlotte House, P.O. Box N-65, Charlotte Street, Nassau, Bahamas. Summit owns 5,085,756 shares of our common stock and 278,500 shares of our Preferred Series B Stock which is convertible at our sole option into shares of our common stock. As of December 23, 2011 the Series B shares would have been convertible into an estimated 66,000,000 shares of our common stock (the exact number of which is not determinable at this time because the Series B are convertible into shares of our common stock based on the future trading price of our common stock). The holders of the Series B are entitled to vote with the holders of our common stock with the number of votes equal to the number of common shares available by conversion to the holders of the Series B.

(10)

Sierra Trading Corp (“Sierra”) is a Florida corporation. We have been advised that Daisy Rodriguez owns 100% of Sierra. Daisy Rodriguez is a private investor married to the primary beneficiary of Summit Trading Limited. Sierra owns 142,200 shares of our Series B Preferred Stock which is convertible at our sole option into shares of our common stock. As of December 23, 2011 the shares would have been convertible into an estimated 34,000,000 shares of our common stock (the exact number of which is not determinable at this time because the Series B are convertible into shares of our common stock based on the future trading price of our common stock). The holders of the Series B are entitled to vote with the holders of our common stock with the number of votes equal to the number of common shares available by conversion to the holders of the Series B.

(11)

New Power Solutions is a New Jersey limited liability company with its principal offices located at 655 Martinsville Road, Ste. 219, Basking Ridge, New Jersey, 07920. New Power Solutions owns 42,856 shares of our Series C Preferred Stock which is convertible into 42,856,000 shares of our common stock. The holders of the Series C are entitled to vote with the holders of our common stock with the number of votes equal to the number of common shares available by conversion to the holders of the Series C.

ITEM 13

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Except as described below, no relationships or transactions existed or occurred between us and any of our executive officers, directors or nominees for director, or any affiliate of or person related to any of them, since the beginning of 2011 fiscal year of the type and amount that are required to be disclosed under applicable Securities and Exchange Commission rules:

●

In July 2011, Summit Trading Limited (“Summit”) purchased and we issued 322,904 shares of our Series B preferred stock (“Series B”). In October 2011, Summit assigned 44,404 shares of Series B to another investor. As of December 23, 2011, Summit’s holdings of 278,500 shares of Series B were convertible into approximately 66,000,000 shares of our common stock.

●

In October 2011, Sierra Trading Corp (“Sierra”) purchased and we issued 142,200 shares of our Series B stock. As of December 23, 2011, these shares of Series B were convertible into approximately 34,000,000 shares of our common stock. We have been advised that Daisy Rodriguez owns 100% of Sierra. Daisy Rodriguez is a private investor married to the primary beneficiary of Summit Trading Limited.

Director Independence

The Board has adopted the listing standards of The Nasdaq Stock Market for determining the independence of our directors. The Board has determined that Jeff B. Sakaguchi, Jon M. Garfield, David Schmidt and Michael Selsman qualify as independent directors in accordance with Nasdaq Marketplace Rule 5605(a)(2). In addition, our Board made a subjective determination as to each of the foregoing individuals that no relationships exist that, in the opinion of our Board, would interfere with the exercise of independent judgment in carrying out their responsibilities as a director

ITEM 14

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Selection of Independent Registered Public Accounting Firm

Our board of directors approved the continued engagement of Peterson Sullivan LLP as our independent registered public accounting firm for our fiscal year ending September 30, 2011. Peterson Sullivan LLP has been our principal accountant since 2006 and audited our consolidated financial statements for the fiscal years ended September 30, 2011 and 2010.

Audit and Related Fees for Fiscal 2011 and 2010

The following table sets forth the aggregate fees billed by Peterson Sullivan LLP, our independent registered public accounting firm, for professional services rendered to us during the fiscal years ended September 30, 2011 and 2010. The audit committee has considered these fees and services and has determined that the provision of these services is compatible with maintaining the independence of each firm.

	2011	2010
Audit Fees(1).....................................................................................................................	$ 58,558	$ 74,286
Audit Related Fees(2).......................................................................................................	5,387	1,653
Tax Fees(3).........................................................................................................................	1,385	-

Total	$ 65,330	$ 75,939

(1)

“Audit Fees” represent fees and expenses for professional services rendered for the audits of our annual financial statements for the applicable year and for the review of the financial statements included in our quarterly reports on Form 10-Q for the applicable year.

(2)

“Audit Related Fees” consist of fees billed for assurance and related services that are related to the performance of the audit or review of our financial statements and registration filings with the SEC and are not reported as audit fees.

(3)

“Tax Fees” consist of preparation of our federal and state tax returns, review of quarterly estimated payments, and consultation concerning tax compliance issues. We did not engage Peterson Sullivan LLP for tax services during fiscal 2011 or 2010, and instead we use a third-party consulting firm.

Audit Committee Pre-Approval Policies and Procedures

The policy of the Audit Committee is to pre-approve all audit and permissible non-audit services provided by our independent auditors. All of the services rendered to us by Peterson Sullivan LLP for the periods ended September 30, 2011 and 2010 were pre-approved by the Audit Committee at the time of the engagement of Peterson Sullivan LLP.

PART IV

ITEM 15

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

Dated: December 30, 2011	NEAH POWER SYSTEMS, INC. By: /s/ GERARD C. D’COUTO Gerard C. D’Couto President and Chief Executive Officer

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

Signature	Title(s)	Date

/s/ GERARD C. D’COUTO Gerard C. D’Couto	President and Chief Executive Officer (Principal Executive Officer)	December 30, 2011

/s/ STEPHEN M. WILSON Stephen M. Wilson	Chief Financial Officer (Principal Financial and Accounting Officer)	December 30, 2011

/s/ JEFFREY B. SAKAGUCHI Jeffrey B. Sakaguchi	Director	December 30, 2011

/s/ JON M. GARFIELD Jon M. Garfield	Director	December 30, 2011

/s/ DAVID SCHMIDT David Schmidt	Director	December 30, 2011

/s/ MICHAEL SELSMAN Michael Selsman	Director	December 30, 2011

Exhibit Index

No.	Description	Incorporation By Reference
3.1

Articles of Incorporation, as amended:

(i) Articles of Incorporation filed February 1, 2001;

(ii) Certificate of Amendment filed March 15, 2006;

(iii) Certificate of Change filed March 21, 2006;

(iv) Certificate of Change filed July 21, 2009;

(v) Certificate of Amendment filed August 3, 2009;

(vi) Certificate of Correction filed December 16, 2010

(vii) Certificate of Amendment filed March 2, 2011

Filed herewith
3.2	Amended and Restated By-laws	Filed as an Exhibit to the Registrant’s Registration Statement on Form 10-SB, filed on May 1, 2006 and incorporated herein by reference.
4.1	Certificate of Designation of Series A Preferred Stock	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed on February 9, 2011 and incorporated herein by reference
4.2	Certificate of Designation of Series B Preferred Stock	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed on July 15, 2011 and incorporated herein by reference
4.3	Certificate of Designation of Series C Preferred Stock	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K, filed on November 14, 2011 and incorporated herein by reference.
4.4	Form of Warrant to Purchase Common Stock, to be issued in the Series C Preferred Stock Financing	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K, filed on November 14, 2011 and incorporated herein by reference.
4.5	Form of warrant to purchase 3,753,000 shares of common stock	Filed as an Exhibit to the Registrant’s Registration Statement on Form 10-SB, filed on May 1, 2006 and incorporated herein by reference.
4.6	Common Stock Purchase Warrant of CAMHZN Master LDC	Filed as an Exhibit to the Registrant's Current Report on Form 8-K, filed on November 30, 2007 and incorporated herein by reference.
10.1	Agreement and Plan of Merger among Neah Power Systems, Inc., Growth Mergers, Inc. and Growth Acquisitions Inc.	Filed as an Exhibit to the Registrant’s Registration Statement on Form 10-SB, filed on July 27, 2006 and incorporated herein by reference.
10.2	Amendment to Agreement and Plan of Merger among Neah Power Systems, Inc., Growth Mergers, Inc. and Growth Acquisitions Inc.	Filed as an Exhibit to the Registrant’s Registration Statement on Form 10-SB, filed on July 27, 2006 and incorporated herein by reference.
10.3	Employment Agreement Neah Power Systems, Inc. and Dr. Gerard C (Chris) D'Couto	Filed as an Exhibit to the Registrant's Current Report on Form 8-K, filed on September 5, 2007 and incorporated herein by reference.
10.4	Employment Agreement of Paul Abramowitz dated August 8, 2007	Filed as an Exhibit to the Registrant's Current Report on Form 8-K, filed on August 14, 2007, and incorporated herein by reference thereto.
10.5	Form Director and Officer Indemnification Agreement	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed on December 3, 2010 and incorporated herein by reference.
10.6	Long Term Incentive Compensation Plan	Filed as an Exhibit to the Registrant’s Registration Statement on Form 10-SB, filed on July 27, 2006 and incorporated herein by reference.
10.7	Form of Stock Option Agreement under Long Term Incentive Compensation Plan	Filed as an Exhibit to the Registrant’s Registration Statement on Form 10-SB, filed on July 27, 2006 and incorporated herein by reference.
10.8	Employee Stock Purchase Plan	Filed as an Exhibit to the Registrant’s Proxy Statement on Schedule 14A, filed on July 29, 2008 and incorporated herein by reference.
10.9	Director, Officer and Employee Sales Incentive Plan	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K, filed on September 2, 2011 and incorporated herein by reference.
10.10	Form of Stock Option Agreement under the Neah Power Systems, Inc. Director, Officer and Employee Sales Incentive Plan	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K, filed on November 14, 2011 and incorporated herein by reference.
10.11	Schedule Cash Compensation Plan for the Directors of the Board	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K, filed on September 2, 2011 and incorporated herein by reference.
10.12	Form of Employee Compensation Waiver Agreement	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K, filed on November 14, 2011 and incorporated herein by reference.
10.13	Form of Director Fee Waiver Agreement	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K, filed on November 14, 2011 and incorporated herein by reference.
10.14	Development Agreement by and between Neah Power Washington and Thales Communications, Inc. dated December 19, 2003	Filed as an Exhibit to the Registrant’s Registration Statement on Form 10-SB, filed on July 27, 2006 and incorporated herein by reference.
10.15	Amendment No. 1 to Development Agreement by and between Neah Power Washington and Thales Communications, Inc. dated July 28, 2004	Filed as an Exhibit to the Registrant’s Registration Statement on Form 10-SB, filed on July 27, 2006 and incorporated herein by reference.
10.16	Lease Agreement, dated as of March 5, 2001, by and between Teachers Insurance & Annuity Association of America and Neah Power Washington	Filed as an Exhibit to the Registrant’s Registration Statement on Form 10-SB/A, filed on September 12, 2006 and incorporated herein by reference.
10.17	First Amendment to Lease Agreement, dated as of June 6, 2003, by and between Teachers Insurance & Annuity Association of America and Neah Power Washington	Filed as an Exhibit to the Registrant’s Registration Statement on Form 10-SB/A, filed on September 12, 2006 and incorporated herein by reference.
10.18	Second Amendment to Lease Agreement, dated as of July 7, 2006, by and between Teachers Insurance & Annuity Association of America and Neah Power Washington	Filed as an Exhibit to the Registrant’s Registration Statement on Form 10-SB/A, filed on September 12, 2006 and incorporated herein by reference.
10.19	Fourth Lease Amendment Agreement, dated effective November 1, 2011, by and between Teachers Insurance & Annuity Association of America and Neah Power Systems, Inc.	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K, filed on November 18, 2011 and incorporated herein by reference.
10.20	12% Secured Promissory Note to CAMHZN Master LDC due June 28, 2008	Filed as an Exhibit to the Registrant's Current Report on Form 8-K, filed on November 30, 2007 and incorporated herein by reference.
10.21	Purchase Agreement dated as of November 28, 2007, between Neah Power Systems, Inc. and CAMHZN Master LDC	Filed as an Exhibit to the Registrant's Current Report on Form 8-K, filed on November 30, 2007 and incorporated herein by reference.
10.22	Security Interest and Pledge Agreement dated as of November 28, 2007, between Neah Power Systems, Inc. and CAMHZN Master LDC	Filed as an Exhibit to the Registrant's Current Report on Form 8-K, filed on November 30, 2007 and incorporated herein by reference.
10.23	Repayment Issuance Letter dated November 28, 2007, to CAMHZN Master LDC	Filed as an Exhibit to the Registrant's Current Report on Form 8-K, filed on November 30, 2007 and incorporated herein by reference.
10.24	Securities Purchase Agreement dated February 12, 2009 among Neah Power Systems, Inc., Agile Opportunity Fund, LLC and Capitoline Advisors Inc.	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-KSB, filed on February 13, 2009 and incorporated herein by reference.
10.25	Form of Initial Original Issue Discount Term Promissory Note issued by Neah Power Systems, Inc.	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-KSB, filed on February 13, 2009 and incorporated herein by reference.
10.26	Security Agreement dated February 12, 2009 among Neah Power Systems, Inc., Agile Opportunity Fund, LLC and Capitoline Advisors Inc.	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-KSB, filed on February 13, 2009 and incorporated herein by reference.
10.27	Form of Patent Security Agreement dated February 12, 2009 among Neah Power Systems, Inc., Agile Opportunity Fund, LLC and Capitoline Advisors Inc.	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-KSB, filed on February 13, 2009 and incorporated herein by reference.
10.28	Advisory Services Agreement dated October 1, 2009 among Neah Power Systems, Inc. and Summit Trading Limited	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed on October 22, 2009 and incorporated herein by reference.
10.29	Stock Purchase Agreement dated January 18, 2010 among Neah Power Systems, Inc. and First Equity Trust, Inc.	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed on January 22, 2010 and incorporated herein by reference.
10.30	Stock Purchase Agreement dated January 18, 2010 among Neah Power Systems, Inc. and Amber Capital Corporation	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed on January 22, 2010 and incorporated herein by reference.
10.31	Stock Purchase Agreement dated January 18, 2010 among Neah Power Systems, Inc. and Knightsbridge Law Co. Ltd.	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed on January 22, 2010 and incorporated herein by reference.
10.32	Reserve Equity Financing Agreement dated January 18, 2010 among Neah Power Systems, Inc. and AGS Capital Group, LLC	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed on January 22, 2010 and incorporated herein by reference.
10.33	Agreement dated August 3, 2010 between Neah Power Systems, Inc. and CAMHZN Master LLC	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed on August 9, 2010 and incorporated herein by reference.
10.34	Amendment No. 1 to Reserve Equity Financing Agreement, dated January 18, 2010, between Neah Power Systems, Inc. and AGS Capital Group, LLC	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on August 23, 2010 and incorporated herein by reference.
10.35	Exchange Agreement dated June 17, 2010 between Neah Power Systems, Inc. and Daisy Rodriguez	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on August 23, 2010 and incorporated herein by reference.
10.36	Series A Preferred Stock Purchase Agreement by and between Neah Power Systems, Inc. and Investor Relations Services, Inc.	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed on February 9, 2011 and incorporated herein by reference
10.37	Equity Purchase Agreement By and Between Neah Power Systems, Inc. and Southridge Partners II, LP effective March 31, 2011	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed on April 8, 2011 and incorporated herein by reference
10.38	Registration Rights Agreement By and Between Neah Power Systems, Inc. and Southridge Partners II, LP effective March 31, 2011	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed on May 23, 2011 and incorporated herein by reference
10.39	Series B Preferred Stock Purchase Agreement by and between Neah Power Systems, Inc. and Summit Trading Limited	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on August 23, 2010 and incorporated herein by reference.
10.40	Securities Purchase Agreement dated November 4, 2011	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K, filed on November 14, 2011 and incorporated herein by reference.
14.1	Code of Ethics	Filed as an Exhibit to Amendment No. 5 to the Registrant's Registration Statement on Form SB-2 filed on May 3, 2007 and incorporated herein by reference.
21.1	Subsidiaries of the Registrant	Filed as an Exhibit to the Registrant’s Registration Statement on Form 10-SB, filed on July 27, 2006 and incorporated herein by reference.
23.1	Consent of Peterson Sullivan LLP	Filed herewith.
24.1	Power of Attorney	Included on the signature page.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer	Filed herewith.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer	Filed herewith.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 per Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.