Form 10-Q
period 2011-12-31
NEAH POWER SYSTEMS, INC.
filed 2012-02-14
CIK 1162816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 14, 2012
Common Stock, $0.001 par value	178,200,004

Neah Power Systems, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended December 31, 2011

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

PART 1 - FINANCIAL INFORMATION

Item 1.                   Financial Statements

NEAH POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31,	September 30,
	2011	2011
Current assets
Cash and cash equivalents	$13,195	$5,097
Note receivable	47,500	47,500
Prepaid expenses and other current assets	43,261	29,299
Total current assets	103,956	81,896

Property and equipment, net	11,069	13,273

Total assets	$115,025	$95,169

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$1,142,073	$1,794,935
Accrued compensation and related expenses	819,425	771,473
Other liabilities	382,449	573,667
Advances on stock subscriptions	45,100	142,200
Notes payable and accrued interest, net of discount of $23,278 and $59,538, respectively	272,423	355,861
Current portion of obligation to building landlord	80,000	-
Total current liabilities	2,741,470	3,638,136

Long term portion of current obligation to building landlord	73,333	-

Total liabilities	2,814,803	3,638,136

Commitments and contingencies

Stockholders' deficit
Preferred stock -
$0.001 par value; 5,000,000 shares authorized
Series A convertible; 2,500,000 shares designated
No shares and 1,380,000 shares issued and outstanding, respectively	-	1,380
Series B convertible; 1,000,000 shares designated
420,700 and 322,094 shares issued and outstanding, respectively	421	323
Series C convertible; 1,000,000 shares designated
42,848 and no shares issued and outstanding, respectively	43	-
Common Stock
$0.001 par value, 500,000,000 shares authorized,
177,305,434 and 129,817,322 shares issued and outstanding, respectively	177,305	129,817
Additional paid-in capital	52,089,244	51,475,892
Accumulated deficit	(54,966,791)	(55,150,379)
Total stockholders' deficit	(2,699,778)	(3,542,967)

Total liabilities and stockholders' deficit	$115,025	$95,169

See Notes to Condensed Consolidated Financial Statements

NEAH POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended December 31,
	2011	2010
Revenues	$189,500	$-
Operating expenses
Research and development expense	76,474	53,695
General and administrative expense	403,261	499,355
Total operating expenses	479,735	553,050
Loss from operations	(290,235)	(553,050)
Other income (expense)
Interest expense	(130,424)	(84,353)
Gain (loss) on settlement of liabilities, net	604,247	(219,261)
Net income (loss)	$183,588	$(856,664)
Net earnings (loss) per share
Basic	$-
Diluted	$-
Basic and diluted loss per common share		$(0.01)
Weighted average shares used to compute net income (loss) per share
Basic	151,249,621
Diluted	311,007,554
Basic and diluted weighted average common shares outstanding		63,344,321

See Notes to Condensed Consolidated Financial Statements

NEAH POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended December 31,
	2011	2010

Cash flows from operating activities:
Net income (loss)	$183,588	$(856,664)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	2,204	3,030
Amortization of debt discount	121,553	15,028
Stock-based compensation expense from options, warrants, and shares issued for services	51,263	233,192
Issuance of note payables as consideration for consulting services	6,750	-
(Gain) Loss on settlement of liabilities, net	(604,247)	219,261
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(13,962)	2,840
Accounts payable	(11,039)	129,903
Accrued compensation and related expense	47,952	-
Accrued interest and other liabilities	(116,107)	151,460
Net cash used in operating activities	(332,045)	(101,950)
Cash flows from financing activities:	-	55,000
Proceeds from notes payable, net	45,100	48,300
Advances on equity or debt investment	299,935	-
Proceeds from sale of preferred stock	(4,892)	-
Principal payments on notes payable	340,143	103,300
Net cash provided by financing activities	8,098	1,350
Net change in cash and cash equivalents	5,097	2,871
Cash and cash equivalents, beginning of year	$13,195	$4,221
Cash and cash equivalents, end of year

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Noncash investing and financing activities
Shares issued in connection with settlement of liabilities and conversion of convertible notes	$155,810	$506,137
Accounts payable exchanged into notes payable and long term obligations	$221,087	$-
Discount (including beneficial conversion feature) on notes payable	$86,293	$55,000
Exchange of preferred stock for promissory note	$75,900	$-

See Notes to Condensed Consolidated Financial Statements

NEAH POWER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

for the three months ended December 31, 2011

	Preferred stock										Total
	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	paid-in capital	Deficit	Deficit
Balances at September 30, 2011	1,380,000	$1,380	322,904	$323	-	$-	129,817,322	$129,817	51,475,892	$(55,150,379)	$(3,542,967)
Issuance of common stock in settlement of liabilities							6,000,000	6,000	30,000		36,000
Issuance of common stock on conversion of notes payable							29,323,900	29,324	90,486		119,810
Issuance of common stock for services							2,000,000	2,000	26,910		28,910
Stock-based compensation - options									22,353		22,353
Return of Series A Preferred Stock in exchange for note payable	(1,380,000)	(1,380)							(74,520)		(75,900)
Issuance of Series B Preferred Stock			142,200	142					142,058		142,200
Conversion of Series B Preferred Stock to common stock			(44,404)	(44)			10,164,212	10,164	(10,120)		-
Issuance of Series C Preferred Stock					42,848	43			299,892		299,935
Beneficial conversion feature on convertible debt issued									86,293		86,293
Net income for the three months December 31, 2011										183,588	183,588
Balances at December 31, 2011	-	$-	420,700	$421	42,848	$43	177,305,434	$177,305	$52,089,244	$(54,966,791)	$(2,699,778)

See Notes to Condensed Consolidated Financial Statements

 NEAH POWER SYSTEMS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended December 31, 2011 and 2010 respectively.

Note 1. Description of Business and Summary of Significant Accounting Policies

Organization - Our Company was incorporated in the State of Nevada in 2001, later merged with and into Neah Power Washington, and changed our name to Neah Power Systems, Inc.  Neah Power Systems, Inc., together with its subsidiary, are referred to as the “Company” “we” “us” or “our”.

Business - We are engaged in the development and sale of renewable energy solutions using our direct methanol micro fuel cell technology. Our fuel cells are designed to replace existing rechargeable battery technology in a variety of applications and can run in either aerobic or anaerobic modes. We are developing solutions specifically targeted for the military, transportation vehicles., and portable electronics applications. Our long-lasting, efficient and safe power solutions include devices, such as notebook PCs, military radios, and other power-hungry computer, entertainment and communications products. We use a unique patented, silicon-based design for our PowerchipTM micro fuel cells that creates higher power densities and enables lighter-weight, smaller form-factors, and will potentially create more cost effective, manufacturing and potentially lower product costs. We have one operating segment. Our laboratory facilities and corporate office is located in Bothell, Washington.

Going Concern - The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of our Company as a going concern. Since our inception, we have reported net losses, including losses of approximately $1.6 million and $5.2 million during the years ended September 30, 2011 and 2010, respectively. We have reported net income of $184,000 during the three months ended December 31, 2011 primarily due to the recording of non-cash revenue and gain on settlement of liabilities. We expect that we will report net losses into the near future, until we are able to generate meaningful cash revenues from operations.  At December 31, 2011, we have a working capital deficit of approximately $2.6 million and an accumulated deficit of approximately $55.0 million. Net cash used by operating activities approximated $332,000 during the three months ended December 31, 2011, compared to $102,000 for the three months ended December 31, 2010.  In the three months ended December 31, 2011, we have funded our operations through sales of our preferred stock in the amount of $300,000 and advances on equity or debt investment of $45,000.

As more fully described in Note 5 Preferred Stock and Common Stock, in November 2011, we entered into a securities purchase agreement (the “Securities Purchase Agreement”) with an investor whereby the investor agreed to provide funding to us on a best effort basis for the purchase of our Series C Preferred Stock. Through December 31, 2011, we received proceeds of $300,000 pursuant to the agreement. As of the date of this Report, subsequent to the quarter ended December 31, 2011, we received an additional $80,000 under this Securities Purchase Agreement, and we received an additional $80,000 from another investor for Series C Preferred Stock.

Investment funds received have not been sufficient to continue to support certain operating activities, which led to postponement in the deployment of our business strategy and the scaling back of research and development activities. While we have received funds under the Securities Purchase Agreement, we continue at reduced staffing levels as we focus on raising additional capital and engaging prospective customers. Without additional funding, our cash is estimated to support our operations into March 2012. These factors, and those of the preceding paragraphs, raise substantial doubt about our ability to continue as a going concern.

We require additional financing to execute our business strategy and to satisfy our near-term working capital requirements. Our operating expenses will use a significant amount of our cash resources. Our management seeks to raise additional financing to fund future operations and to provide additional working capital to fund our business. There is no assurance that such financing will be obtained in sufficient amounts necessary or on terms favorable or on terms acceptable to us to meet our needs. In the event that we cannot obtain additional funds, on a timely basis or our operations do not generate sufficient cash flow, we may be forced to curtail our development or cease our operations altogether, which may include seeking protection under the bankruptcy laws.

The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classifications of liabilities that may result from the outcome of this uncertainty.

Basis of preparation of interim financial statements - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements. The accompanying unaudited financial information should be read in conjunction with the audited consolidated financial statements, including the notes thereto, as of and for the fiscal year ended September 30, 2011, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission. The information furnished in this report reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of our consolidated financial position, results of operations and cash flows for each period presented. The results of operations for the interim period ended December 31, 2011 are not necessarily indicative of the results for any future period.

Reclassifications – Certain reclassifications have been made in the accompanying prior year condensed consolidated financial statements to provide for consistent and comparative presentation with current year condensed consolidated financial statements.  These reclassifications had no material effect on net loss, stockholders’ deficit, cash used or provided by operating, financing or investing activities.

Use of estimates in the preparation of financial statements - Preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The more significant accounting estimates inherent in the preparation of our condensed consolidated financial statements include estimates as to the valuation of equity related instruments.

Contingencies - Certain conditions may exist as of the date financial statements are issued, which may result in a loss but which will only be resolved when one or more future events occur or not occur. We assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to pending legal proceedings that are pending against us or unasserted claims that may result in such proceedings, we evaluate the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein. If the assessment of a contingency indicates that it is probable that a liability has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in our condensed consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable would be disclosed.

Fair value of financial instruments – The fair value of our financial instruments, including cash and cash equivalents, notes receivable, accounts payable, certain accrued liabilities and notes payable approximates the carrying amounts value due to their short maturities. The short-term and long-term fair value of the long-term obligation to our landlord approximates the carrying value based on current interest rates.

Note 2. Earnings and Loss per Share

Basic and diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Common stock equivalents for 2010 are excluded as the effect would be anti-dilutive due to our net losses. The following numbers of shares have been excluded from net loss per share computations for the three months ended December 31, 2011 and 2010:

	Three months ended December 31,
	2011	2010
Convertible debt	-	36,230
Common stock options	230,282,543	11,170,185
Common stock purchase warrants	12,213,003	974,474

We calculate our basic earnings per share (“EPS”) using net earnings and the weighted-average number of shares outstanding during the reporting period. Diluted EPS includes any dilutive effect of outstanding convertible preferred stock, stock options, stock warrants, and convertible debt.

The reconciliation of the numerators and denominators of the basic and diluted EPS for the three months ended December 31, 2011 was a follows:

	Three months ended December 31, 2011
	Basic	Diluted
Numerator:
Net earnings	$183,588	$183,588
Less: Accumulated preferred dividends	(10,843)	(10,843)
Interest convertible debt	-	(5,606)
	$172,745	$167,139
Denominator:
Weighted-average shares used to compute basic EPS	151,249,621	151,249,621
Conversion of preferred stock	-	78,618,465
Conversion of debt	-	80,979,875
Conversion of warrants	-	159,593

Weighted-average shares used to compute diluted EPS	151,249,621	311,007,554
Net earnings per share:	$0.00	$0.00

Note 3.  Other Liabilities and Long Term Obligation to Building Landlord

Deferred Revenue converted to Recognized Revenue

Included in other liabilities at September 30, 2011 was deferred revenue of $189,500 pursuant to a development agreement with a customer to develop proof-of-concept fuel cell power source prototypes. In November 2011, we received notification from the customer of acceptance of completion of the development agreement and have recognized revenue of $189,500 in the three months ended December 31, 2011. No additional cash proceeds were received from this transaction.  As of December 31, 2011, the amount of our “other liabilities” was reduced by this amount.

Long Term Obligation to Building Landlord

In November 2011, we entered an agreement with our landlord whereby the landlord forgave approximately $197,000 of our existing account balance and is included in gain (loss) on settlement of liabilities in our condensed consolidated statements of operations. This reduced to $195,000 our total past due obligation to the landlord which we agreed to pay an initial payment of $35,000 plus $160,000 in 24 equal payments of $6,667 commencing in December 2011 in full settlement and payment of prior past due balances. On the condensed consolidated balance sheet as of  December 31, 2011, the balance of this obligation was $153,333 with $80,000 reported as the short-term portion of the long-term obligation and $73,333 reported as the long-term portion. In addition, in connection with the agreement, we paid the landlord an additional $12,705 as a security deposit, increasing our total security deposit on the lease to approximately $23,300.

Note 4.  Notes Payable

Notes payable and accrued interest consisted of the following at December 31, 2011 and September 30, 2011:

	December 31, 2011	September 30, 2011
Notes payable	$280,892	$391,126
Accrued interest	14,809	23,273
Debt discount	(23,278)	(58,538)
	$272,423	$355,861

Settlement of Notes Payable and Accounts Payable

In 2010, we entered into an agreement with one of our service providers (the “Service Provider”), whereby our accounts payable balance of $141,000 owed was converted to an unsecured, 6% note payable (the “Note Obligation”). In December 2011, we entered into a settlement agreement and mutual release whereby the Service Provider discharged us in full of the Note Obligation in exchange for a mutual release by both parties of any future claims against the other pertaining to services provided and obligations owed from the date services were provided to the date of the settlement agreement. For the three month ended December 31, 2011, the entire balance of the Note Obligation in the amount of approximately $152,000, including accrued interest, was written off and recorded as a gain on settlement of liabilities.

During the three months ended December 31, 2011, we entered into settlement agreements with certain of our vendors, whereby our outstanding accounts payable balances were reduced to agreed upon amounts. For the three months ended December 31, 2011, the excess of accounts payable balances over the reduced amounts were recorded as a gain on settlement of liabilities of approximately $101,000. The outstanding balances under certain of the settlement agreements are convertible into common shares and we recorded the estimated value of the beneficial conversion feature under the agreements in the aggregate amount of approximately $18,000, of which approximately $16,000 was recognized as interest expense during the period. Outstanding balances of such settlements in aggregate amounts of approximately $62,000 and $10,000 have been recorded as notes payable as of December 31, 2011 and September 30, 2011, respectively. During the three months ended December 31, 2011, we issued 1,162,791 shares of our common stock, valued at $10,000, in partial payment of one of these settlement agreements (Note 5).

Amendment and Conversion of Note Payable - In October 2011, Summit Trading Limited (“Summit”) assigned a $15,000 promissory note balance to Southridge Partners II, LP (“Southridge”). Subsequent to the assignment, we entered into an agreement with Southridge whereby terms of the note were amended (the “Amended Note”). The Amended Note included terms whereby the Amended note was convertible into shares of our common stock at a conversion price equal to 65% of the average closing bid price of our common stock for the 5 trading days immediately prior to conversion. We recorded the estimated value of the beneficial conversion feature in the amount of approximately $12,000, which was recognized as interest expense during the period. In October 2011, the Amended Note was converted into 3,991,411 shares of our common stock pursuant to the conversion terms in full satisfaction of the note balance.

Convertible Debentures - In late 2010 and January 2011, we received $60,000 from Senita Investments Ltd. (“Senita”) and issued 180 day debentures, which are unsecured, bear interest at an annual rate of 8%, and provide for principal and interest convertible into our common shares at our option or the option of the investor. As of December 31, 2011, the principal balances of the debentures outstanding were approximately $50,000 and beyond their maturity dates. In December 2011, Senita filed a lawsuit against us for payment of the debentures plus damages. Subsequent to December 31, 2011, Senita assigned the debentures to another investor and agreed to dismiss the lawsuit (Note 8)

During fiscal 2011, we issued $156,000 in convertible debentures to Green World Trust. All debentures are unsecured, bear interest at 10%, and provide for principal and interest, at the investor’s sole discretion, to be paid in cash or to be converted into common shares on or after the maturity date. For the three months ended December 31, 2011, we amortized debt discount of approximately $28,000 to interest expense with the remaining balance of approximately $17,000 to be amortized to expense in our fiscal year ended September 30, 2012. As of December 31, 2011, the principal balances of the debentures outstanding were $156,000, of which $60,000 are beyond their maturity date and the investor has not provided direction as to the choice between payment in cash or in shares of our common stock. The maturity date for the remaining $96,000 is May 2012. The debentures are convertible into common stock as follows: (i) $30,000 at $0.0035 per share, (ii) $30,000 at $0.0034 per share and (iii) $96,000 convertible at prices ranging from the lesser of $0.0045 to $0.0057 per share or 50% of the average closing price of our common stock for the five days prior to the date of the notice of conversion.

Notes payable issued for preferred stock –  In October 2011, we issued to Southridge two convertible promissory notes in principal amounts of approximately $50,000 and $26,000, in exchange for Southridge’s cancellation of 1,380,000 shares of our Series A preferred stock. The promissory notes had maturity dates of 180 days, bore interest at 5% per annum. For the three months ended December 31, 2011, we recorded the estimated value of the beneficial conversion feature in the amount of approximately $56,000 as interest expense.  In November 2011, approximately $51,000 of the promissory notes were converted into 11,275,366 shares of our common stock leaving a balance remaining of $25,000. In November 2011, Southridge assigned the remaining $25,000 balance to five investors who converted the $25,000 balance of the promissory notes, plus interest, into 7,385,174 shares of our common stock. In addition, in October 2011, Southridge converted approximately $19,000 of another convertible note payable it held into 5,509,158 shares of our common stock. We recognized $8,000 in debt discount pertaining to this note as interest expense in the three months ended December 31, 2011,

Other convertible notes payable – In September 2011, we received approximately $6,000 from Southridge and issued a 180 day convertible note payable. At our sole option, we may pay the balance i) in cash equal to the face amount multiplied by 130% or ii) in stock by multiplying the face amount by 150% then dividing by a price per share equal to the average of the two lowest daily closing bid prices of our common stock over the five business days prior to the date of notice of conversion. As of December 31, 2011, the principal balance outstanding on the note was $6,000. Of the approximately $5,000 debt discount balance pertaining to this note, we recognized  approximately $2,000 as interest expense in the three months ended December 31, 2011.

In October 2011, we issued a convertible grid promissory note, with a maturity date of April 1, 2013, to a service provider for future services to be provided. Under the terms of this agreement, $2,250, plus interest at .16% per annum, will be automatically added each month to the outstanding balance, as services are performed, up to a maximum of $27,000. Each monthly amount under the note is convertible into shares of our common stock at a rate equal to the average closing market price of our common stock for the five days prior to the first day of such month.  If, at the maturity date, the note has not been paid in full, the entire remaining principal amount, plus interest, shall automatically convert into shares of our common stock at the applicable conversion rates. As of December 31, 2011, the balance due under the convertible grid promissory note was $6,750.

Note 5.  Preferred Stock and Common Stock

Preferred Stock - Our board of directors has the authority to designate and issue up to 5,000,000 shares of $0.001 par value preferred stock in one or more series, and to fix and determine the relative economic rights and preferences of preferred shares any or all of which may be greater than the rights of our common stock, as well as the authority to issue such shares without further stockholder approval. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders preferred rights to our assets upon liquidation, the right to receive dividends before dividends are declared to holders of our common stock, and the right to the redemption of such preferred shares, together with a premium, prior to the redemption of the common stock. In addition, shares of preferred stock could be issued with terms calculated to delay or prevent a change in control or make removal of management more difficult. As of December 31, 2011, we had three classes of preferred stock designated, of which 2,500,000 shares were designated as Series A preferred stock, 1,000,000 shares as Series B preferred stock, and 1,000,000 shares as Series C preferred stock, leaving 500,000 shares of undesignated preferred stock.

Series A Preferred Stock - As of December 31, 2011, we had no shares of Series A preferred stock issued and outstanding.  In February 2011, we filed a Certificate of Designation with the Nevada Secretary of State, to set forth the rights, preferences and privileges of the Series A Preferred Stock (“Series A”). In October 2011, we cancelled all of the 1,380,000 shares of Series A then outstanding in exchange for the issuance of two convertible promissory notes in principal amounts of approximately $50,000 and $26,000. As discussed in Note 4 above, the promissory notes were subsequently converted into shares of our common stock during the three months ended December 31, 2011.

Series B Preferred Stock -  As of December 31, 2011, we had 420,700 shares of Series B preferred stock issued and outstanding.  In July 2011, we filed a Certificate of Designation with the Nevada Secretary of State, to set forth the rights, preferences and privileges of the Series B preferred stock (“Series B”).   Holders of Series B have no redemption rights and each share of Series B is entitled to interest at a simple interest rate of 6% per annum. Series B is convertible, at the discretion of our management, into shares of our common stock, except that the holders of the Series B may elect to convert the Series B into common stock upon or after the resignation or termination of our Chief Executive Officer. The number of shares of common stock issuable upon conversion is calculated by (i) multiplying the number of Series B being converted by the per share purchase price received by the Company for such Series B , and then, multiplying such number by 130% and then dividing this calculated value by the average closing bid price, as defined, or by (ii) first, allocating the Series B proportionately according to the amounts by date of individual cash tranches received by the Company then, second, multiplying the number of Series B being converted, identified by tranche, by the per share purchase price received by the Company for such Series B , and then, multiplying such number or numbers by 130% and, finally, dividing the calculated value(s) by the average closing bid price, as defined. The holders of the Series B are entitled to vote with the holders of our common stock with the number of votes equal to the number of common shares available by conversion to the holders of the Series B. We have the right to redeem the Series B in cash at the face amount plus any accrued, but unpaid dividends.

In October 2011, Summit assigned 44,404 shares of Series B to Southridge. In November 2011, Southridge assigned these Series B to five investors. Also in November 2011, the 44,404 shares of Series B, plus accrued interest, were converted into 10,163,672 shares of our common stock.

In October 2011, we entered into a Series B Purchase Agreement with Sierra Trading Corp. and we issued 142,200 shares of Series B for $142,200 in cash proceeds that we received in our fiscal year ended September 30, 2011.  This was recorded as “advances on stock subscriptions” in our consolidated balance sheet at September 30, 2011.

Series C Preferred Stock -  As of December 31, 2011, we had 42,848 shares of Series C preferred stock issued and outstanding.  In November 2011, we filed a Certificate of Designation with the Nevada Secretary of State, to set forth the rights, preferences and privileges of the Series C preferred stock (“Series C”). Series C ranks in preference to our Series B preferred stock, our common stock and any other class or series of stock entitled to participate with our common stock. The holder of each share of Series C shall be entitled to receive dividend of 8% per annum for the first six months only on the original purchase price for such shares, payable quarterly in arrears, which shall be paid in cash or in common stock, at our discretion. A holder of Series C is entitled to vote together with the holders of the common stock on all matters submitted for a vote of holders of common stock as a single class, with the number of votes equal to the number of shares of common stock available upon the conversion of the Series C. Each share of Series C may, at a date no earlier than six months from the date of issuance and at the option of the holder, be converted into 1,000 fully paid and non-assessable shares of common stock (as appropriately adjusted for any stock dividend, stock split, recapitalization or combination of shares).

On November 4, 2011, we entered into a Securities Purchase Agreement with New Power Solutions, LLC. Pursuant to the Securities Purchase Agreement, New Power agreed, on a best efforts basis, to provide funding to us for the purchase of shares of our Series C and warrants to purchase shares of our common stock, to be funded in two separate placements of up to an aggregate of $4.0 million. Under the terms of the first placement (the “First Placement”), New Power committed, on a best efforts basis, to purchase up to $1.5 million of Series C at a price of $7.00 per share, on or before January 6, 2012. Along with each share of Series C sold in the First Placement, we will issue a three-year warrant to purchase 1,000 shares of our common stock, at an exercise price of $0.015 per share upon full funding of the First Placement.  During the three months ended December 31, 2011, we received approximately $300,000 in cash proceeds and issued 42,848 shares of Series C to New Power.

On February 2, 2012, we entered into Amendment No. 1 to the Securities Purchase Agreement whereby we agreed to extend until March 9, 2012 the date for New Power to complete funding of the First Placement. Additional terms of the amendment are disclosed in Note 8. Subsequent Events.

Subsequent to December 31, 2011, we received an additional $80,000 in cash proceeds and issued 11,429 shares of Series C to New Power.  In addition, subsequent to December 31, 2011, we entered into a Securities Purchase Agreement with Green World Trust, an existing greater than five percent shareholder, to purchase Series C, and we received a $80,000 in cash proceeds and issued 11,429 shares of Series C to Green World Trust.

The voting rights currently applicable to the shares of Series C currently outstanding and held by New Power represents approximately 30% voting percentage of the currently issued and outstanding common stock. To the extent that we receive additional funds in this financing, New Power will obtain greater voting control in the company, which may exceed 50% control. In such event, New Power will be able to control matters submitted to a vote of shareholders and can elect and replace our board of directors.

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

Common Stock issued for settlement of liabilities - During the three months ended December 31, 2011, we issued a total of 1,162,791 shares, valued at $10,000, in partial payment of a note payable (Note 4). Also in December 2011, we issued 6,000,000 shares of our common stock, valued at approximately $36,000, to Southridge Advisors, LLC, an affiliate of Southridge, in payment for outstanding balances owed for services provided under a consulting agreement.

Common Stock issued for services - In December 2011, we issued 2,000,000 shares of our common stock to a consultant, valued at $12,000, for consulting services. We recorded this amount as general and administrative expense during the three months ended December 31, 2011 in our condensed consolidated statements of operations.

Long Term Incentive Compensation Plan – Our Long Term Incentive Compensation Plan (the Plan") was adopted in 2006 and amended in 2009. The Plan is administered by our board of directors. Our Board of Directors has amended the Stock Incentive Plan to increase the aggregate number of shares available for issuance under the plan to 25,000,000 shares conditional upon approval by our shareholders. We have granted stock options under the plan to employees, members of our board of directors, and advisors and consultants. No options have been exercised. Options are exercisable for ten years from date of grant. The stock option activity for the three months ended December 31, 2011  follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at September 30, 2011 (17,559,055 exercisable options)	230,282,543	0.01
(No Activity three months ended December 31, 2011)	-
Outstanding at December 31, 2011 (19,419,055 exercisable options)	230,282,543	0.01

Director, Officer, and Employee Sales Incentive Plan – In August 2011, we granted 209,000,000 non-qualified options with a fair value calculated using the Black-Scholes-Merton model of approximately $1,651,000 and an exercise price of $0.01 per share under a sales incentive plan (the “Sales Incentive Plan”). These options expire in August 2021, are performance based, and vest upon the approval by shareholders of an increase in authorized shares and the attainment of certain sales targets. Since the future vesting of these options is performance based and not determined to be probable at this date, no compensation expense has been recognized related to these options during the year ended September 30, 2011 or the three months ended December 31, 2011. In November 2011, in connection with our entering into the securities purchase agreement for the sale of Series C, we also agreed that, with respect to our Sales Incentive Plan, (a) until completion of the First Placement in full, we would not grant awards under the Sales Incentive Plan in excess of 12.0%, and (b) upon and subject to the completion of the First Placement in full, (i) we would reduce the total percentage under the Sales Incentive Plan from 15.0% to 12.0%, and (ii) New Power’s director-appointee to the Board would be eligible to participate in the Sales Plan at 1.0%.

The weighted average fair value of the options granted during the three months ended December 31, 2011 and 2010 was nil and $0.023, respectively. The weighted average remaining contractual lives of outstanding and exercisable options at December 31, 2011 and 2010 was 9.6 years and 9.7 years, respectively. As of December 31, 2011, we had approximately $1,685,000 in total unrecognized compensation cost related to non-vested stock-based awards granted under all equity compensation plans, of which we expect to recognize approximately $34,000 in 2012 with the remaining amount of $1,651,000 related to options granted under the Sales Incentive Plan for which the expected period of recognition is not determinable at this date. The weighted average exercise price of options exercisable at December 31, 2011 was $0.012 per share.

We determine the value of share-based compensation using the Black-Scholes fair value option-pricing model with the following weighted average assumptions for options granted during the three months ended December 31, 2010:

Risk free interest rate	1.49%
Expected dividend yield	0.0%
Volatility	215%
Expected life in years	5

As of December 31, 2011, the aggregate intrinsic value of options outstanding, representing the excess of the closing market price of our common stock over the exercise price, is nil.

Stock-based compensation expense related to options was approximately $22,000 and 127,000 during the three months ended December 31, 2011 and December 31, 2010, respectively, substantially all of which was recognized as general administrative expense.

Warrants– At December 31, 2011, there were warrants outstanding for the purchase of 13,879,669 shares of our common stock at a weighted average exercise price of $1.06 per share. During the three months ended December 31, 2011, we issued warrants to purchase a total of 3,633,332 shares of common stock at a weighted average exercise price of $0.008 per share for services. Share-based compensation was calculated using the Black-Scholes-Merton model. Warrants outstanding at December 31, 2011 expire at various dates from March 2012 to December 2018. A summary of warrant activity during the three months ended December 31, 2011 follows:

Warrants Outstanding
Outstanding at September 30, 2010	10,248,785
Grants	3,633,332
Expired	(2,448)
Outstanding at December 31, 2011	13,879,669

With each share of Series C sold in the First Placement, we are obligated issue a three-year warrant to purchase 1,000 shares of our common stock at an exercise price of $0.015 per share. During the three months ended December 31, 2011, New Power purchased 42,848 shares of Series C and is entitled to receive warrants to purchase 42,848,000 shares which are to be issued upon completion of the First Placement. These warrants have been treated as unissued in the three months ended December 31, 2011 and are not included in the warrant summary above.

Employee Stock Purchase Plan - In 2008, we adopted an Employee Stock Purchase Plan, under which the number of shares of common stock that may be sold shall not exceed 900,000 shares. No shares have been purchased under this plan.

Note 6. Commitments and Contingencies

Lease - Our corporate offices and laboratory facilities are leased under a lease agreement amended in November 2011.  Under the terms of the lease amendment, the term of the lease continues through October 31, 2013 at a monthly rent of $9,500, plus expenses. Under terms of the agreement, we also agreed to pay $160,000 in 24 equal payments of $6,667 commencing in December 2011 in full settlement and payment of prior past due balances (Note 3).

Litigation - On January 20, 2010, our former Chief Executive Officer, Paul Abramowitz, initiated a lawsuit against us in the Superior Court for the State of Washington styled Abramowitz v. Neah Power Systems, et al. in which Mr. Abramowitz has sued for breach of his employment contract in the amount of $275,000, plus interest, for willful failure to pay wages for which he seeks double damages or twice the amount of the wages allegedly withheld, plus attorneys’ fees and interest. As of December 31, 2011, we have accrued $314,000 related to this matter which is included in other liabilities on our condensed consolidated balance sheets. In January 2012, we agreed to settlement terms with Mr. Abramowitz (Note 8).

In connection with the Abramowitz lawsuit, our former directors, James Smith and Robert McGovern, made a claim for indemnification for their defense of the Abramowitz action, which was granted by the Court. We have not recognized any amount related to expected loss related to this matter in our condensed consolidated financial statements as of December 31, 2011 and the amount to be assessed for these claims is not estimable.

2011 Contested Loan Write-Offs - As described in the notes to our consolidated financial statements for the year ended September 30, 2011 in our annual report on Form 10-K, during fiscal 2011 we wrote off certain contested notes payable to CAMHZN Master LDC, Agile Opportunity Fund (“Agile”), and Capitoline Advisors, Inc. (“Capitoline”) in an aggregate amount of approximately $1.6 million. In addition, during fiscal 2011, we rescinded 2,422,979 shares of our common stock previously issuable to Agile and Capitoline.  We wrote off the balance of these notes and shares after concluding that the total amount of our equity payments made on each of these notes represented payments in excess of the loan principal plus the maximum interest allowed under the applicable laws of the state of New York, the state by which the notes were governed.  These lenders dispute our conclusions and continue to allege that we are in default of our obligations. Although we believe that we have paid our obligations on the notes to the maximum amount permitted or required under applicable law, it is reasonably possible that one or more of these lenders may bring legal action against us and there are no assurances whether we would prevail in any such action.

Disputes With Various Vendors and Lenders - Certain of our vendors and lenders have brought suits and/or obtained judgments in their favor regarding past due balances owed them by us. We have recorded these past due balances in liabilities in our condensed consolidated balance sheets at December 31, 2011.

Note 7. Related Party Transactions

For purposes of these condensed consolidated financial statements, New Power Solutions, LLC, Summit Trading Limited, Green World Trust, and Sierra Trading Corp. are considered related parties due to their beneficial ownership (shareholdings or voting rights) in excess of 5%. All material transactions with these investors for the three months ended December 31, 2011 have been disclosed elsewhere in these condensed financial statements (Notes 4, 5, 8).

Note 8. Subsequent Events

Series C Preferred Stock – In January 2012, Green World Trust purchased and we issued 11,429 shares of Series C for $7.00 per share with net proceeds to us of $80,000. The terms of the agreement to purchase the Series C was substantially the same as the Securities Agreement with New Power. With each share of Series C sold, we are obligated issue a three-year warrant to purchase 1,000 shares of our common stock at an exercise price of $0.015 per share. Green World Trust is therefore entitled to receive warrants to purchase 11,429,000 shares which are to be issued upon completion of the First Placement.

Amendment No. 1 to Series C Preferred Stock Agreement - On February 2, 2012, we entered into Amendment No. 1 to Securities Purchase Agreement (the “Amendment”) with New Power. The Amendment amends the Securities Agreement dated November 4, 2011.

Under the terms of the Securities Agreement, New Power agreed to provide funding to us, on a best efforts basis, in two separate placements for an aggregate of up to $4.0 million. Under the terms of the First Placement,  New Power committed to purchase up to $1.5 million of Series C , at a price of $7.00 per share, with the last installment of the funding due no later than January 8, 2012. Through January 8, 2012, we received an aggregate of approximately $300,000 in proceeds from New Power in the First Placement.

Under terms of the Amendment, we extended until March 9, 2012, the date for New Power to complete funding of the First Placement, on the following payment schedule: (i) $80,000 by February 3, 2012, (ii) an additional $80,000 by February 17, 2012, and (iii) the remaining balance (approximately $1,040,000) by March 9, 2012. If New Power fails to complete the First Placement based on this extended payment schedule (after a seven-day cure period), we have the right to terminate the Purchase Agreement. On February 3, 2012, New Power tendered payment of $80,000 and we issued 11,429 shares of Series C according to the terms of the Amendment. New Power’s purchase commitment is on a best efforts basis only, and there are no assurances as to whether or how much New Power will fund in the First Placement and the timing of any such payments. With each share of Series C sold, we are obligated issue a three-year warrant to purchase 1,000 shares of our common stock at an exercise price of $0.015 per share. New Power is therefore entitled to receive warrants to purchase 11,429,000 shares which are to be issued upon completion of the First Placement.

The Amendment further provides that we will have the option, in our sole discretion, to terminate the Purchase Agreement at any time after we have received total proceeds of at least $800,000 (“Optional Termination”). In the event we exercise our right of Optional Termination, we would be required to issue to New Power (i) $97,000 in common stock at a price of $0.007 per share and (ii) 25 million common shares and warrants to purchase 25 million shares of our common stock at the same terms as warrants issued pursuant to the First Placement, and New Power would have a right to appoint one director to our Board of Directors. However, if we terminate the Purchase Agreement due to New Power’s failure to complete the First Placement on the extended payment schedule, we would not be subject to the foregoing obligation to issue additional securities to New Power and New Power would not have a Board appointment right.

Other material terms of the Amendment include the following:

●             the exclusivity provisions of the Securities Agreement were eliminated and we are permitted to accept investments from existing accredited investors without  limitation or pre-approval by New Power;

●             the exercise price for the warrants to be issued in the First Placement will be reduced to $0.007 per share (from $0.015 per share) and the number of warrants will be reduced by 50%, if New Power exercises the warrants within 10 business days following their issuance;

●             upon completion of the First Placement for the full $1.5 million, we and New Power will discuss in good faith and mutually determine whether a second placement transaction is needed and the terms of such second placement.

Abramowitz Settlement Terms - In January 2012, we agreed to settlement terms (the “Settlement”) with Abramowitz, former Chairman, Director and CEO of the Company, whereby we agreed to settle outstanding claims and counter-claims under litigation. Under the terms of the Settlement, we agreed to pay Abramowitz an aggregate of $128,000 in multiple payments prior to July 31, 2012, payable as follows:  (i) $30,000 will be due no later than one business day after execution of a mutual release and other settlement documents, (ii)  $45,000 will be due within 45 days of the mutual release, to be paid by our directors’ and officers’ liability insurer (after execution of appropriate documentation that is satisfactory to the insurer and all parties) and (iii) with respect to the remaining balance of $53,000, Abramowitz is to receive 20% of any new funding received by us, the payments of which will be applied against the remaining balance. Regardless of whether we receive any new funding, full payment of the $128,000 will be due no later than July 31, 2012.  Details of the settlement are included in our Form 8-K filed with the Securities and Exchange Commission on January 27, 2012.

Senita Investments Ltd. Settlement- In December 2011, Senita filed a lawsuit in the King County Superior Court, Seattle, Washington alleging breach of contract for failing to meet contractual obligations under certain outstanding debentures (Note 4). In February 2012, we entered into a settlement agreement with Senita, pursuant to which Senita assigned the debentures to another investor and Senita agreed to dismiss its lawsuit against us.

Accounts Payable settlement – In February 2012, we entered into a settlement agreement and mutual release whereby a service provider discharged us in full our accounts payable obligation in the amount of approximately $60,000 in exchange for a mutual release by both parties of any future claims against the other pertaining to services provided and obligations owed.

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

The following management’s discussion and analysis is intended to provide information necessary to understand our unaudited condensed consolidated financial statements and highlight certain other financial information, which in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition, and results of operations. In particular, the discussion is intended to provide an analysis of significant trends and material changes in our financial condition and operating results during the three months ended December 31, 2011 compared to the three months ended December 31, 2010.  Operating results for the three months ended December 31, 2011 are not necessarily indicative of the results that may be expected for any future period. Investors should read the following discussion and analysis in conjunction with our condensed consolidated unaudited interim financial statements and related notes in this Form 10-Q and our audited financial statements and related notes for the year ended September 30,2011, as previously reported in our Annual Report on Form 10-K.

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

Based on our research and the state of our technology, we believe our fuel cell will outperform lithium ion batteries and other batteries in terms of run time, recharge time, portability, and other measures of performance. We anticipate that our fuel cell solution will be particularly beneficial in applications requiring the use of more than one battery because the user will only need to use a single fuel cell with a supply of smaller fuel cartridges, which will result in reduced overall size and weight. Based on our eleven issued patents and two additional U.S. patent filings, we believe our technology is proprietary and can be protected.

We have won awards for our technology over the years, the most recent recognition being the Best of What’s New TM award from the distinguished publication Popular Science TM .

Along with our on-going efforts to develop and improve our technology, we have sought out interested third parties and potential customers to test prototypes of our technology and to explore potential sales and licensing opportunities.  We have entered into non-binding letters of intent with EKO Vehicles of Bangalore (“EKO”), the Hobie Cat Company, and a large United States based defense supplier. We also have a letter of interest with a large United States based aerospace company.

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

To attain profitable operations and generate cash flow, management’s plan is to execute our strategy of:

(i)                License Neah technology to generate revenue, and build limited supply production for our customers to evaluate.

(ii)               Create joint development programs with our initial customers where the customers would pay certain non-recurring engineering costs as well as other development costs for products specific to their applications.

(iii)             completing production prototypes for EKO vehicles, Hobie Cat, and other customers, and qualifying the product for high volume market acceptance; and

  (iv)        Developing and deploying Remote Area Power Supply (RAPS) systems, and other energy generation and storage solutions.

The delay in our ability to acquire capital has led to postponement in the deployment of our business strategy. We intend to produce and deliver products in conjunction with the receipt of required financing.

Liquidity, Going Concern and Capital Resources

We have prepared our condensed consolidated financial statements assuming that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The report of our auditors on our consolidated financial statements for our fiscal year ended September 30, 2011 indicates that there is substantial doubt about our ability to continue as a going concern based upon our balance sheet, cash flows and liquidity position.  We cannot give assurance that we will be able to obtain sufficient funds from financing activities or from operating activities to support our continued operations or our growth and redeployment efforts.  Our financial statements for the quarters ended December 31, 2011 and 2010 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classifications of liabilities that may result from the outcome of this uncertainty.

Since our inception, we have reported net losses, including losses of approximately $1.6 million and $5.2 million during the years ended September 30, 2011 and 2010, respectively. Although we are reporting net income of approximately $184,000 for the three months ended December 31, 2011, this is primarily due to approximately $604,000 of (non-cash) gain on settlement of liabilities and approximately $189,000 of (non-cash) revenue.  For the three months ended December 31, 2011, we had an operating loss of approximately $290,000 and used net cash of approximately $332,000 in operating activity. We expect that we will report net losses into the near future, until we are able to generate meaningful cash revenues from operations.  At December 31, 2011, we have a working capital deficit of approximately $2.6 million and an accumulated deficit of approximately $55.0 million.

During the past several years, we have funded our operations through sales of our common and preferred stock, short-term borrowings, and settlement of accounts payable by issuance of common stock.  In the three months ended December 31, 2011, we funded our operations through sales of Series C preferred stock in the amount of $300,000 and advances on equity or debt investment of $45,000.

Beginning in fiscal 2010, we postponed further deployment of our business strategy, we scaled back on our research and development activities and we furloughed most of our employees due to our insufficient operating capital.  We continue at reduced staffing levels as we focus on raising additional capital and engaging prospective customers.  During the first quarter of fiscal 2012, we received approximately $300,000 in proceeds from the sale of Series C preferred stock, and subsequent to the end of the quarter, we have received an additional $160,000.  See “Recent Financing Activity” below regarding these financing efforts. Without additional funding, our cash is estimated to support our operations into March 2012. These factors, and those of the preceding paragraph, raise substantial doubt about our ability to continue as a going concern.

We require additional financing to execute our business strategy and to satisfy our near-term working capital requirements. Our operating expenses will use a significant amount of our cash resources, and as of December 31, 2011, we had approximately $1.1 million in accounts payable and approximately $820,000 in accrued and unpaid compensation. Our management seeks to raise additional financing to fund future operations and to provide additional working capital to fund our business. There is no assurance that such financing will be obtained in sufficient amounts necessary or on terms favorable or on terms acceptable to us to meet our needs. In the event that we cannot obtain additional funds, on a timely basis or our operations do not generate sufficient cash flow, we may be forced to curtail our development or cease our operations altogether, which may include seeking protection under the bankruptcy laws.

In November, 2011, we entered an agreement with our landlord whereby we agreed to pay $35,000 plus $160,000 in 24 equal payments commencing in December 2011 in full settlement and payment of prior past due balances. The balance of this obligation as of December 31, 2011 was $153,333 with $80,000 reported as the short term portion of the long term liability and $73,333 reported as the long term portion.

In January 2012, we agreed to settlement terms with Paul Abramowitz, our former Chairman, Director and CEO, whereby we agreed to settle outstanding claims and counter-claims under litigation. Under the terms of the Settlement, we agreed to pay Abramowitz an aggregate of $128,000 in multiple payments prior to July 31, 2012.  See Notes 6 and 8 to our condensed consolidated financial statements included in this Report. Details of the settlement are included in our Form 8-K filed with the Securities and Exchange Commission January 27, 2012.

Recent Financing Activities

On February 2, 2012, we entered into an amendment to a securities purchase agreement, that we originally entered into in November  2011, for the purchase of shares of our Series C preferred stock and common stock warrants.  Under the terms of the purchase agreement, the investor agreed to provide funding to us, on a best efforts basis, in two separate placements for an aggregate of up to $4.0 million. In the first placement, the Investor committed to purchase up to $1.5 million of Series C preferred stock, at a price of $7.00 per share, with the last installment of the funding due no later than January 8, 2012.  As of January 8, 2012, we received an aggregate of approximately $300,000 in proceeds from the investor in the first placement.

Under terms of the Amendment, we extended until March 9, 2012, the date for the investor to complete funding of the first placement, on the following payment schedule: (i) $80,000 by February 3, 2012, (ii) an additional $80,000 by February 17, 2012, and (iii) the remaining balance (approximately $1,040,000) by March 9, 2012.  If the investor fails to complete the first placement based on this extended payment schedule (after a seven-day cure period), we have the right to terminate the purchase agreement.  On February 3, 2012, the investor tendered payment of $80,000 according to the terms of the Amendment.  Investor’s purchase commitment is on a best efforts basis only, and there are no assurances as to whether or how much the investor will fund in the first placement and the timing of any such payments.  We disclosed our entering into the amendment and the other material terms of the amendment on our Current Report on Form 8-K filed on February 8, 2012.

In addition, in January 2012, we received $80,000 in proceeds from the sale of Series C preferred stock and common stock warrants to Green World Trust.

We continue to seek financing to fund future operations and to provide additional working capital to fund our business. There is no assurance that such financing will be obtained in sufficient amounts necessary or on terms favorable or on terms acceptable to us to meet our needs.

Comparison of Quarterly Results of Operations

Our results for operations for the three months ended December 31, 2011 and 2010 were as follows:

	For the three months ended December 31,
	2011	2010
Revenues	$189,500	$-

Operating expenses
Research and development expense	76,474	53,695
General and administrative expense	403,261	499,355
Total operating expenses	479,735	553,050
Loss from operations	(290,235)	(553,050)
Other expense
Interest expense	(130,424)	(84,353)
Gain (loss) on settlement of liabilities, net	604,247	(219,261)
Net Income (Loss)	$183,588	$(856,664)

Revenues. During the three months ended December 31, 2011 we recognized revenues of $189,500.  This amount was previously paid to us as a deposit under a development agreement with a prior customer. As of September 30, 2011, we recorded that amount on our financial statements as “deferred revenue.” In November 2011, we received notification from the customer that the development project is considered complete and have recognized of this amount as revenue in the three months ended December 31, 2011.  No additional cash proceeds were received from this transaction.

Research and Development. Research and development expenses (“R&D”) consist primarily of salaries and other personnel-related expenses, consulting and other outside services, laboratory supplies, facilities costs and other costs and expense as incurred. As of December 31, 2011, we had no full-time technical employee providing R&D services.  However, expense for the three months ended December 31, 2011 increased by approximately $26,000 as compared to the prior year primarily due to increased use of part-time laboratory staff assigned to specific customer related projects.

                General and Administrative. General and administrative expenses (“G&A”) consist primarily of salaries and other administrative personnel related expenses to support our R&D activities, non-cash stock-based compensation for general and administrative personnel and non-employee members of our board of directors, professional fees, such as accounting and legal, corporate insurance and facilities costs.  As of December 31, 2011, we had three G&A employees, consisting of two executive officers and one administrative employee. The decrease in G&A expense in the three months ended December 31, 2011 of approximately $96,000 was primarily due to the following:

•                     a decrease of $74,000 in non-employee director stock compensation expense – We had only  $12,000 of such expense in the three months ended December 31, 2011, compared to $86,000 of expense in the same period in fiscal 2010.  The expense in the first quarter of fiscal 2010 resulted from stock options issued to management and employees in November 2010 to encourage retention and to compensate for salary reductions and deferrals; we had no similar stock option grants in the comparable quarter of fiscal 2011.

•                     an increase of $73,000 in professional services expenses – We had $201,000 of such expense in the three months ended December 31, 2011, compared to $128,000 in the same period in fiscal 2010, primarily due to increases in consulting expenses of $25,000 relating to financing and increases in legal expenses of $50,000 relating to funding and litigation.

•                     a decrease of $93,000 in marketing expenses – We had marketing expense of $2,000 in the three months ended December 31, 2011 compared to $95,000 in the same period in fiscal 2010, primarily due to non-cash expense incurred in that period in 2010 related to common shares issued in payment of investment and public relations services.

Interest expense. We incurred interest expense on our outstanding loans. Interest expense increased by $46,000 for the three months ended December 31, 2011 to $130,000 compared to $84,000 in the same period in fiscal 2010. This increase was primarily due to the increase of $106,000 in debt discount costs amortized to interest expense, partially offset by the decrease of $60,000 in interest from loans outstanding in the same period in fiscal 2010.

Gain/Loss on settlement of liabilities. In the three months ended December 31, 2011, we recorded a net (non-cash) gain on the settlement of notes payable and vendor accounts payable of $604,000 compared with a loss of $219,000 in the same period in fiscal 2010. The difference of $823,000 was due to the substantial settlement of vendor liabilities in the three months ended December 31, 2011, including (non-cash) gains of $197,000 in settlement with our landlord, $152,000 in settlement of a note payable with a service provider, $144,000 from the payment of an outstanding balance to a consultant paid in our common stock, and an aggregate of $111,000 gain from settlements with various other vendors. This compares with a $219,000 loss in the three months ended December 31, 2010 resulting from the loss on conversion of stock into equity.

Non-GAAP Financial Measure -- Net Income Adjustment for Gains on Settlement of Liabilities

As described above, although we reported net income of approximately $184,000 for the three months ended December 31, 2011, this was primarily due to approximately $604,000 of (non-cash) gain on settlement of liabilities and approximately $189,000 of (non-cash) revenue.  In particular, the $604,000 of gain from non-cash settlements included approximately (i) $197,000 in past due obligations due to our landlord, (ii) approximately $152,000 in settlement with a past service provider, (iii) approximately $111,000 in settlements with certain vendors on past due accounts payable, and (iv) $144,000 from satisfaction of amounts owing to a service provider settled through the issuance of common shares.  (See Notes 3 and 4 to our condensed consolidated financial statements)  Although there may additional settlements in the future, settlements should be considered generally as non-recurring transactions.  By comparison, for the entire fiscal year ended September 30, 2011, we reported non-cash gain of approximately $110,000 on settlement of liabilities.

If we were to adjust our reported net income to eliminate the gain from these non-cash settlements, we would have reported a net loss of approximately $420,000 for the three months ended December 31, 2011.  This adjusted net income is considered a non-GAAP financial measure.  We are providing this non-GAAP analysis because we believe this more clearly shows our operating performance for the quarter, and that it is important for investors to understand that our net income is not based on our receiving cash from operations, but primarily due to non-cash matters.

Cash Flows

We used cash of approximately $332,000 in our operating activities in the three months ended December 31, 2011, compared to $101,000 in the same period in 2010. During the three months ended December 31,2011, our cash outlays were approximately $116,000 for salaries and related expenses, $82,000 for facilities lease payments and deposits, $69,000 for legal and professional, and the remainder for utilities, insurance, taxes, and administrative.

There was no investing activity in the three months ended December 31, 2011 or 2010.

Our financing activities provided cash of approximately $340,000 in the three months ended December 31, 2011 compared to $103,000 in the same period in 2010. In November 2011, we entered into a securities purchase agreement with an investor for the purchase of shares of Series C preferred stock and common stock warrants, and through December 31, 2011, we received proceeds of approximately $300,000 from this agreement. Changes in cash from financing activities also reflect proceeds from sale of common stock , and net proceeds from notes payable, less principal payments.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. Our critical accounting policies include revenue recognition, accounting for research and development costs, accounting for contingencies, accounting for income taxes, and accounting for share-based compensation. For a more detailed discussion on our accounting policies, see Note 1 to our Condensed Consolidated Financial Statements included in this Report and Note 1 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

The discussion below is intended as a brief discussion of some of the judgments and uncertainties that can impact the application of these policies and the specific dollar amounts reported on our financial statements.  Other key estimates and assumptions that affect reported amounts and disclosures include depreciation and amortization and expense accruals. We base our estimates on historical experience and on actual information and assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, or if management made different judgments or utilized different estimates. Many of our estimates or judgments are based on anticipated future events or performance, and as such are forward-looking in nature, and are subject to many risks and uncertainties, including those discussed below and elsewhere in this Report.  We do not undertake any obligation to update or revise this discussion to reflect any future events or circumstances.

                Share Based Payments

We use the Black-Scholes-Merton option pricing model as our method of valuation for stock-based awards. Stock-based compensation expense is based on the value of the portion of the stock-based award that will vest during the period, adjusted for expected forfeitures. The estimation of stock-based awards that will ultimately vest requires judgment, and to the extent actual or updated results differ from our current estimates, such amounts will be recorded in the period the estimates are revised. The Black-Scholes-Merton option pricing model requires the input of highly subjective assumptions, and other reasonable assumptions could provide differing results. Our determination of the fair value of stock-based awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected life of the award and expected stock price volatility over the term of the award. Stock-based compensation expense is recognized on a straight-line basis over the applicable vesting period based on the fair value of such stock-based awards on the grant date.

Off-Balance Sheet Arrangements

As of December 31, 2011, we did not have any off-balance sheet arrangements.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective for gathering, analyzing and disclosing the information that we are required to disclose in reports filed under the Securities Exchange Act of 1934, as amended.  In performing the assessment for the quarter ended December 31, 2011, our management concluded that our disclosure controls and procedures were not effective to accomplish the foregoing, due to the material weakness in internal control over financial reporting that was first identified in 2008 and was most recently described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

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

PART II - OTHER INFORMATION

Item 1.                   Legal Proceedings.

From time to time, we become subject to legal proceedings and other claims that arise in the ordinary course of business. Litigation can be expensive and disruptive to normal business operations. Moreover, the results of legal proceedings are difficult to predict. An unfavorable resolution of one or more of these lawsuits would materially adversely affect our business, results of operations, or financial condition. The need to defend any such claims could require payments of legal fees and our limited financial resources could severely impact our ability to defend any such claims.

We previously disclosed in our annual report on Form 10-K for the year ended September 30, 2011, certain pending legal proceedings to which we are a party.  Except as set forth below, there have been no material developments in those previously disclosed legal proceedings.

●    Abramowitz v. Neah Power Systems.  On January 20, 2010, our former Chief Executive Officer, Paul Abramowitz, initiated a lawsuit against us in the Superior Court for the State of Washington styled Abramowitz v. Neah Power Systems, et al. (Case No. 10-2-3688-1 SEA) in which Abramowitz has sued for breach of his employment contract in the amount of $275,000, plus interest, for willful failure to pay wages.

On January 6, 2012, we agreed to settlement terms (the “Settlement”) with Abramowitz whereby we agreed to settle outstanding claims and counter-claims under litigation. Under the terms of the Settlement, we agreed to pay Abramowitz an aggregate of $128,000, payable as follows: (i) $30,000 will be due no later than one business day after execution of a mutual release (the “Release”) and other settlement documents, (ii) $45,000 will be due within 45 days of the Release, to be paid by our directors’ and officers’ liability insurer (after execution of appropriate documentation that is satisfactory to the insurer and all parties) and (iii) with respect to the remaining balance of $53,000, Abramowitz is to receive 20% of any new funding received by the Company, the payments of which will be applied against the remaining balance. Regardless of whether we receive any new funding, full payment of the $128,000 will be due no later than July 31, 2012. In addition, we agreed to sign a stipulated judgment in the amount of $106,000, with 5 % interest from the date of default, to be entered only upon an event of default in the payment schedule (after written notice and an opportunity to cure).

We are in the process of negotiating and finalizing the Release, other settlement documents and the required documentation for the insurance carrier.  The Release will include Abramowitz’s release of the defendants from any and all claims pertaining to the Litigation, and our release of Abramowitz from any and all counter-claims pertaining to the Litigation.

The Abramowitz lawsuit was scheduled to go to trial on January 23, 2012, and in connection with the Settlement, we and Abramowitz have agreed to mutually extend the trial date to August 27, 2012, which is pending Court approval.  The settlement documents will also include both parties’ agreement to execute a Stipulation and Order of Dismissal of the Litigation with prejudice, to be filed after payment in full of the $128,000.

The Settlement is a result of compromise and shall not be construed as an admission of liability to any person and/or entity, breach of any agreement, or violation of any law or regulation.

●     Senita Investments Ltd.  In December 2011, Senita Investments Ltd. filed a lawsuit in King County Superior Court, Seattle, Washington (Senita Investments, Ltd. v. Neah Power Systems, Inc. Cause No. 11-2-41371-3) alleging breach of contract for failing to meet contractual obligations under certain outstanding debentures (in aggregate principal amount of $49,900) and seeking in excess of $300,000 in damages. In February 2012, we entered into a settlement agreement with Senita, pursuant to which Senita assigned the debentures to another investor and Senita agreed to dismiss its lawsuit against us.

Item 1A.                Risk Factors.

Investors should carefully consider the risk factors set forth in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2011 which could materially affect our business, financial position and results of operations.

Item 2.                   Unregistered Sales of Equity Securities and Use of Proceeds.

The information below lists all of the securities we sold during the three months ended December 31, 2011 that were not registered under the Securities Act of 1933, as amended, including new issues, securities issued in exchange for property, services, or other securities, and new securities resulting from the modification of outstanding securities. No underwriting discounts or commissions were incurred in connection with any of the following transactions. Each of the transactions was conducted as a private placement, without the use of any general solicitation, and was exempt from registration under Section 4(2) of the Securities Act of 1933.

•         In October 2011, we cancelled all of the 1,380,000 shares of our Series A preferred stock then outstanding in exchange for the issuance of $75,900 in convertible notes payable with maturity dates of 180 days and bearing interest at 5% per annum. In October and November 2011, we issued 18,660,540 shares of our common stock upon conversion of these notes.

•           In October 2011, we issued 10,663,900 shares of our common stock, valued at approximately $78,000, in conversion of an outstanding convertible note payable of $39,000.

•         In December 2011, we issued 8 million shares valued at $48,000 to two service providers for services rendered.

•         In December 2011, we issued to five investors 10,163,672 shares of our common stock upon conversion of 44,404 shares of Series B preferred stock.

Item 3.                   Defaults Upon Senior Securities.

As described in the notes to our consolidated financial statements for the year ended September 30, 2011 in our annual report on Form 10-K, during fiscal 2011 we wrote off certain contested notes payable to CAMHZN Master LDC, Agile Opportunity Fund (“Agile”), and Capitoline Advisors, Inc. (“Capitoline”) in an aggregate amount of approximately $1.6 million and we rescinded 2,422,979 shares of our common stock previously issuable to Agile and Capitoline.  We wrote off the balance of these notes and shares after concluding that the total amount of our equity payments made on each of these notes represented payments in excess of the loan principal plus the maximum interest allowed under the applicable laws of the state of New York, the state by which the notes were governed.

We have previously received notices of default from these lenders during 2010 and 2011, including most recently in December 2011. These lenders dispute our conclusions and continue to allege that we are in default of our obligations.  Although we believe that we have paid our obligations on the notes to the maximum amount permitted or required under applicable law, it is possible that one or more of these lenders may bring legal action against us and there are no assurances whether we would prevail in any such action.

We have previously disclosed in our quarterly report on Form 10-Q for the quarter ended June 30, 2011 and in our annual report on Form 10-K for the year ended September 30, 2011, the material terms of the respective loan agreements, the notes and our payments and stock issuances on the notes.

Item 5.                   Other Information.

None.

Item 6.                   Exhibits.

See the Exhibit Index immediately following the signature page of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEAH POWER SYSTEMS, INC.

Dated: February 14, 2012	By:	/s/ GERARD C. D’COUTO
Gerard C. D’Couto
President and Chief Executive Officer
(Principal Executive Officer)

Dated: February 14, 2012	By:	/s/ STEPHEN M. WILSON
Stephen M. Wilson
Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

No.	Description	Incorporation By Reference
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.	Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer.	Filed herewith.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 per Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*   XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.