Form 10-Q
period 2012-03-31
NEAH POWER SYSTEMS, INC.
filed 2012-05-02
CIK 1162816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 1, 2012
Common Stock, $0.001 par value	316,633,589

Neah Power Systems, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended March 31, 2012

 PART 1 - FINANCIAL INFORMATION

Item 1.                   Financial Statements

NEAH POWER SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	March 31,	September 30,
	2012	2011
Current assets
Cash and cash equivalents	$ 1,538	$ 5,097
Note receivable	51,216	47,500
Prepaid expenses and other current assets	53,761	29,299
Total current assets	106,515	81,896
Property and equipment, net	8,897	13,273

Total assets	$ 115,412	$ 95,169

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$ 918,449	$ 1,794,935
Accrued compensation and related expenses	749,159	771,473
Other liabilities	192,978	573,667
Advances on stock subscriptions	-	142,200
Notes payable and accrued interest, net of discount of $6,404 and $59,538, respectively	269,488	355,861
Current portion of obligation to building landlord	80,000	-
Total current liabilities	2,210,074	3,638,136

Long term portion of obligation to building landlord	53,332	-

Total liabilities	2,263,406	3,638,136

Commitments and contingencies

Stockholders' deficit
Preferred stock -
$0.001 par value; 5,000,000 shares authorized
Series A convertible; 2,500,000 shares designated
No shares and 1,380,000 shares issued and outstanding, respectively	-	1,380
Series B convertible; 1,000,000 shares designated
420,700 and 322,094 shares issued and outstanding, respectively	421	323
Series C convertible; 1,000,000 shares designated
83,706 and no shares issued and outstanding, respectively	84	-
Common stock
$0.001 par value, 500,000,000 shares authorized,
199,426,581 and 129,817,322 shares issued and outstanding, respectively	199,427	129,817
Additional paid-in capital	52,523,561	51,475,892
Accumulated deficit	(54,871,487)	(55,150,379)
Total stockholders' deficit	(2,147,994)	(3,542,967)

Total liabilities and stockholders' deficit	$ 115,412	$ 95,169

See Notes to Condensed Consolidated Financial Statements

NEAH POWER SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended March 31,		For the six months ended March 31,
	2012	2011	2012	2011
Revenues	$ -	$ -	$ 189,500	$ -
Operating expenses
Research and development expense	38,380	112,401	116,790	166,370
General and administrative expense	243,445	545,806	644,771	1,044,887
Total operating expenses	281,825	658,207	761,561	1,211,257
Loss from operations	(281,825)	(658,207)	(572,061)	(1,211,257)
Other income (expense)
Interest expense	(25,310)	(104,310)	(155,735)	(188,663)
Gain (loss) on settlement of liabilities, net	402,442	(40,339)	1,006,688	(259,600)
Other expense	-	(10,000)	-	(10,000)
Net income (loss)	$ 95,307	$ (812,856)	$ 278,892	$ (1,669,520)
Net earnings (loss) per share
Basic	$ 0.00		$ 0.00
Diluted	$ 0.00		$ 0.00
Basic and diluted loss per common share		$ (0.01)		$ (0.02)
Weighted average shares used to compute net income (loss) per share
Basic	184,017,159		167,543,861
Diluted	332,554,613		287,983,773
Basic and diluted weighted average common shares outstanding		79,877,793		71,799,430

See Notes to Condensed Consolidated Financial Statements

NEAH POWER SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended March 31,
	2012	2011

Cash flows from operating activities:
Net income (loss)	$ 278,892	$ (1,669,520)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	4,377	5,237
Amortization of debt discount	148,728	55,745
Stock-based compensation expense from options, warrants, and shares issued for services	79,187	347,178
Issuance of note payables as consideration for consulting services	13,500	-
(Gain) Loss on settlement of liabilities, net	(1,006,688)	259,600
Other	(3,715)	-
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(24,463)	1,652
Accounts payable	181,316	280,006
Accrued compensation and related expense	(22,314)	157,034
Accrued interest and other liabilities	(233,298)	289,867
Net cash used in operating activities	(584,478)	(273,201)
Cash flows from financing activities:
Proceeds from notes payable, net	-	125,990
Advances on equity or debt investment	-	26,500
Proceeds from sale of preferred stock	585,935	127,200
Principal payments on notes payable	(5,016)	-
Net cash provided by financing activities	580,919	279,690
Net change in cash and cash equivalents	(3,559)	6,489
Cash and cash equivalents, beginning of year	5,097	2,871
Cash and cash equivalents, end of year	$1,538	$9,360

Supplemental cash flow information
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

Noncash investing and financing activities
Shares issued in connection with settlement of liabilities and conversion of convertible notes	$ 288,065	$ 721,959
Accounts payable exchanged into notes payable and long term obligations	$ 271,517	$ -
Discount (including beneficial conversion feature) on notes payable	$ 96,594	$ 119,990
Exchange of preferred stock for promissory note	$ 75,900	$ -

See Notes to Condensed Consolidated Financial Statements

NEAH POWER SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
For the six months ended March 31, 2012

	Preferred stock										Total
	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	paid-in capital	Deficit	Deficit
Balances at September 30, 2011	1,380,000	$ 1,380	322,904	$ 323	-	$ -	129,817,322	$ 129,817	$ 51,475,892	$ (55,150,379)	$ (3,542,967)
Issuance of common stock in settlement of liabilities							8,287,565	8,288	50,838		59,126
Issuance of common stock on conversion of notes payable							48,187,830	48,188	180,751		228,939
Issuance of common stock and warrants for services							2,350,000	2,350	32,131		34,481
Stock-based compensation - options									44,706		44,706
Return of Series A Preferred Stock in exchange for note payable	(1,380,000)	(1,380)							(74,520)		(75,900)
Issuance of Series B Preferred Stock			142,200	142					142,058		142,200
Conversion of Series B Preferred Stock to common stock			(44,404)	(44)			10,164,212	10,164	(10,120)		-
Issuance of Series C Preferred Stock					83,706	84			585,851		585,935
Beneficial conversion feature on convertible debt issued									96,594		96,594
Common stock issued as dividends for Series C Preferred Stock							619,652	620	(620)		-
Net income for the six months December 31, 2011										278,892	278,892
Balances at March 31, 2012	-	$ -	420,700	$ 421	83,706	$ 84	199,426,581	$ 199,427	$ 52,523,561	$ (54,871,487)	$ (2,147,994)

See Notes to Condensed Consolidated Financial Statements

NEAH POWER SYSTEMS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended March 31, 2012 and 2011

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

Going Concern - The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern. Since inception, we have reported net losses, including losses of approximately $1.6 million and $5.2 million during the years ended September 30, 2011 and 2010, respectively. We have reported net income of approximately $279,000 during the six months ended March 31, 2012 primarily due to the recording of non-cash revenue and gains on settlement of liabilities. We expect to report net losses into the near future until we are able to generate meaningful cash revenues from operations. At March 31, 2012, our working capital deficit and accumulated deficit were approximately $2.1 million and $54.9 million, respectively. Net cash used by operating activities approximated $584,000 during the six months ended March 31, 2012, compared to $273,000 for the six months ended March 31, 2011. In the six months ended March 31, 2012, we have funded our operations through sales of our preferred stock in the amount of approximately $586,000.

As of the date of this Report, subsequent to the quarter ended March 31, 2012, we received cash proceeds of $896,000 from the sale of common stock and warrants, $75,000 from the sale of Series C Preferred Stock, and $50,000 from the issuance of a convertible promissory note (Note 8).

Investment funds received have been insufficient to continue certain operating activities, which has led to postponement in the deployment of our business strategy and the scaling back of research and development activities. We continue at reduced staffing levels as we focus on raising capital and engaging prospective customers. Without additional funding, our cash is estimated to support our operations through October 2012. These factors raise substantial doubt about our ability to continue as a going concern. There is no assurance that our efforts to procure financing will provide adequate cash to execute our business plan and satisfy our working capital requirements in sufficient amounts or with favorable terms. Without the needed funding or adequate cash flow from operations, we may be forced to curtail our development or cease our operations altogether, which may include seeking protection under the bankruptcy laws. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classifications of liabilities that may result from the outcome of this uncertainty.

Basis of preparation of interim financial statements - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements. The accompanying unaudited financial information should be read in conjunction with the audited consolidated financial statements, including the notes thereto, as of and for the fiscal year ended September 30, 2011, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission. The information furnished in this Report reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of our consolidated financial position, results of operations and cash flows for each period presented. The results of operations for the interim period ended March 31, 2012 may not be indicative of future results.

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

Contingencies - Certain conditions may exist as of the date financial statements are issued, which may result in a loss but which will only be resolved when one or more future events occur or not occur. We assess such contingent liabilities and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against us or unasserted claims that may result in such proceedings, we evaluate the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein. If the assessment of a contingency indicates that it is probable that a liability has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in our condensed consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable would be disclosed.

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

Note 2. Net Income and Loss per Share

Basic and diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. All common stock equivalents for 2011 are excluded as the effect would be anti-dilutive due to our net losses. The following numbers of shares have been excluded from net loss per share computations for the three and six months ended March 31, 2012 and 2011:

	Three months ended March 31,		Six months ended March 31,
	2012	2011	2012	2011
Convertible Preferred Stock	-	9,472,340	-	9,472,340
Convertible debt	-	82,176	-	82,176
Common stock options	235,689,119	11,170,185	235,689,119	11,170,185
Common stock purchase warrants	13,320,375	989,974	13,330,116	989,974

We calculate our basic earnings per share (“EPS”) using net earnings and the weighted-average number of shares outstanding during the reporting period. Diluted EPS includes any dilutive effect of outstanding convertible preferred stock, stock options, stock warrants, and convertible debt.

The reconciliation of the numerators and denominators of the basic and diluted EPS for the three and six months ended March 31, 2012 was a follows:

	Three months ended March 31,		Six months ended March 31,
	2012	2012	2012	2012
	Basic	Diluted	Basic	Diluted
Numerator:
Net Income	$ 95,307	$ 95,307	$ 278,892	$ 278,892
Less: Accumulated Preferred Dividends	(19,396)	(19,396)	(19,396)	(19,396)
Add: Interest on Convertible Debt	-	4,432	-	8,585
	$ 75,911	$ 80,343	$ 259,496	$ 268,081
Denominator
Weighted-average shares used to compute basic EPS	184,017,159	184,017,159	167,543,861	167,543,861
Conversion of Preferred Stock	-	100,753,998	-	73,888,009
Conversion of Debt	-	46,634,488	-	45,412,677
Conversion of Options and Warrants	-	1,148,968	-	1,139,226

Weighted-average shares used to compute net income per share	184,017,159	332,554,613	167,543,861	287,983,773

Net Income per share:	$ 0.00	$ 0.00	$ 0.00	$ 0.00

Note 3.  Other Liabilities and Long Term Obligation to Building Landlord

Deferred Revenue - Included in other liabilities at September 30, 2011 was deferred revenue of $189,500 pursuant to a development agreement with a customer to develop proof-of-concept fuel cell power source prototypes. In November 2011, we received notification from the customer of acceptance of completion of the development agreement and we recognized revenue of $189,500 in the six months ended March 31, 2012.

Abramowitz Settlement - In March 2012, we finalized settlement terms with Paul Abramowitz, former Chairman, Director and CEO of the Company whereby we agreed to pay Mr. Abramowitz $128,000 to settle outstanding claims and counter-claims under litigation with $45,000 of this amount paid by our directors’ and officers’ liability insurer (Note 6). Pertaining to this settlement, we wrote off and recorded as a gain on settlement of liabilities $231,000 for the three months ended March 31, 2012. As of September 30, 2011 and March 31, 2012, the balances pertaining to this matter recorded in other liabilities on our condensed consolidated balance sheets were $314,000 and $53,000, respectively.

Long Term Obligation to Building Landlord - In November 2011, we entered an agreement with our landlord whereby the landlord forgave approximately $197,000 of our existing account balance (which is included in gain (loss) on settlement of liabilities in our condensed consolidated statements of operations). This reduced to $195,000 our total past due obligation to the landlord which we agreed to pay an initial payment of $35,000 plus $160,000 in 24 equal payments of $6,667 commencing in December 2011 in full settlement and payment of prior past due balances. On the condensed consolidated balance sheet as of  March 31, 2012, the balance of this obligation was $133,332 with $80,000 reported as the short-term portion of the long-term obligation and $53,332 reported as the long-term portion.

Note 4.  Notes Payable

Notes payable and accrued interest consisted of the following at March 31, 2012 and September 30, 2011:

	March 31, 2012	September 30, 2011
Convertible debentures	$ 156,000	$ 210,534
Notes Payable	109,147	180,592
Accrued interest	10,745	23,273
Debt discount	(6,404)	(58,538)
	$ 269,488	$ 355,861

Settlement of Notes Payable and Accounts Payable

In December 2011, we entered into a settlement agreement and mutual release whereby a service provider discharged us in full for a note obligation in exchange for a mutual release by both parties of any future claims against the other. For the six months ended March 31, 2012, the entire balance of approximately $152,000, including accrued interest, was written off and recorded as a gain on settlement of liabilities.

In December 2011, we issued 6,000,000 shares of our common stock, valued at approximately $36,000, to an affiliate of Southridge in settlement in full of an outstanding balance of $180,000 owed for services provided under a consulting agreement. The remaining balance of approximately $144,000 was written off and recorded as a gain on settlement of liabilities during the six months ended March 31, 2012.

In February 2012, we entered into a settlement agreement and mutual release whereby a service provider discharged us in full our accounts payable obligation in the amount of approximately $60,000 in exchange for a mutual release by both parties of any future claims against the other pertaining to services provided and obligations owed. During the three and six months ended March 31, 2012, this balance was written off and recorded as a gain on settlement of liabilities.

In March 2012, we entered into a settlement agreement and mutual release with a service provider whereby the provider agreed to exchange the balance on account of approximately $155,000 for a convertible note payable due April 30, 2012 in the amount of $50,000 plus 1,500,000 shares of our common stock valued at $18,000. The remaining balance on account in the amount $87,000 was written off and recorded as a gain on settlement of liabilities during the three and six months ended March 31, 2012.

During first six months of fiscal year 2012, we entered into settlement agreements with other of our vendors to reduce outstanding account balances. Gains from these settlements of approximately $35,000 and $136,000 were recorded as a gain on settlement of liabilities for the three and six months ended March 31, 2012, respectively. For settlement agreements convertible into common shares, we recorded debt discounts for beneficial conversion features in the amount of approximately $10,000 and $29,000 for the three and six months ended March 31, 2012, respectively. Debt discount recognized as interest expense in the three and six months ended March 31, 2012 was approximately $12,000 and $28,000, respectively.

During the six months ended March 31, 2012, we issued a total of 7,485,071 shares of our common stock, valued at approximately $59,000, in payments against vendor settlement notes payable.

Amendment and Conversion of Notes Payable

In October 2011, Summit Trading Limited (“Summit”) assigned a $15,000 promissory note balance to Southridge Partners II, LP (“Southridge”). Subsequent to the assignment, we entered into an agreement with Southridge whereby terms of the note were amended (the “Amended Note”) and the terms of the note provided for conversion into our common stock. We recorded the estimated value of a beneficial conversion feature on the Amended Note in the amount of approximately $12,000, which was recognized as interest expense during the six months ended March 31, 2012. In October 2011, the Amended Note was converted into 3,991,411 shares of our common stock pursuant to the conversion terms in full satisfaction of the note balance.

In October 2011, Southridge converted approximately $19,000 of another convertible note payable it held into 5,509,158 shares of our common stock. We recognized $8,000 in debt discount pertaining to this note as interest expense in the six months ended March 31, 2012.

In March 2012, Southridge converted a note payable in the principal amount of approximately $6,000 for 776,944 shares of our common stock. In the three and six months ended March 31, 2012, we recognized approximately $3,500 and $5,000, respectively, as interest expense related to a debt discount resulting from a beneficial conversion feature pertaining to this note.

In February 2012, an investor converted certain debentures with an aggregate principal balance of approximately $50,000 plus accrued interest of approximately $5,000 into 12,564,706 shares of our common stock.

Convertible Debentures

At March 31, 2012, the outstanding balances of the unsecured convertible debentures outstanding held by Green World Trust were $156,000, plus approximately $11,000 of accrued interest. Debentures in the principal amount of $60,000 are beyond their maturity date. While Green World Trust has the sole option to choose between  payment in cash or in shares of our common stock for this $60,000 balance, it had not done so as of March 31, 2012. For the three and six months ended March 31, 2012, we amortized debt discount of approximately $13,000 and $41,000 to interest expense, respectively, with the remaining balance of approximately $6,000 to be amortized to expense in our fiscal year ended September 30, 2012.

Notes payable issued for preferred stock

In October 2011, we issued to Southridge two convertible promissory notes in principal amounts of approximately $50,000 and $26,000, in exchange for Southridge’s cancellation of 1,380,000 shares of our Series A preferred stock. For the six months ended March 31, 2012, we recorded to interest expense the estimated value of the beneficial conversion feature pertaining to these notes of approximately $56,000.

In November 2011, approximately $51,000 of the promissory notes were converted into 11,275,366 shares of our common stock leaving a balance remaining of $25,000. In November 2011, Southridge assigned the remaining $25,000 balance to five investors who converted the $25,000 balance of the promissory notes, plus interest, into 7,385,174 shares of our common stock.

Other convertible vendor note payable - At March 31, 2012, the balance of a convertible grid promissory note with a service provider was approximately $14,000.The note has a maturity date of April 1, 2013 and an interest rate of 0.16% per annum.

Note 5.  Preferred Stock and Common Stock

Preferred Stock - Our board of directors has the authority to designate and issue up to 5,000,000 shares of $0.001 par value preferred stock and to fix and determine such rights, preferences, privileges, and restrictions as they may determine, any or all of which may be greater than the rights of our common stock, as well as the authority to issue such shares without further stockholder approval.

Series A Preferred Stock - In October 2011, we cancelled all 1,380,000 shares of Series A Preferred Stock then outstanding in exchange for the issuance of two convertible promissory notes (Note 4).

Series B Preferred Stock - Holders of Series B Preferred Stock (“Series B”) have no redemption rights and each share of Series B is entitled to interest at a simple interest rate of 6% per annum. Series B is convertible, at our discretion, into shares of our common stock, except that the holders of the Series B may elect to convert the Series B into common stock upon or after the resignation or termination of our Chief Executive Officer. The conversion rate for the Series B is variable, based on a 30% discount to the average closing bid price of our common stock for the five days prior to conversion or on a 30% discount of closing bid price on the date of investment, whichever is lower.  Series B is entitled to vote with the holders of our common stock with the number of votes equal to the number of common shares available by conversion to the holders of the Series B. We have the right to redeem the Series B in cash at the face amount plus any accrued, but unpaid dividends. As of March 31, 2012, we had 420,700 shares of Series B issued and outstanding.

In October 2011, Summit assigned 44,404 of its 322,904 shares of Series B to Southridge. In November 2011, these shares were assigned by Southridge to five investors who then converted the shares into 10,163,672 shares of our common stock.

In October 2011, we issued 142,200 shares of Series B to Sierra Trading Corp. for $142,200 in cash proceeds that we received in our fiscal year ended September 30, 2011, which was recorded in advances on stock subscriptions in our condensed consolidated balance sheet at that date.

Series C Preferred Stock -  In November 2011, we filed a Certificate of Designation with the Nevada Secretary of State, to set forth the rights, preferences and privileges of the Series C preferred stock (“Series C”). Series C ranks in preference to our common stock and any other class or series of stock entitled to participate with our common stock. Holders of Series C shall be entitled to receive dividend of 8% per annum for the first six months only on the original purchase price for such shares which shall be paid in cash or in common stock, at our discretion. Series C is entitled to vote together with the holders of our common stock, with the number of votes equal to the number of common shares available by conversion to the holders of the Series C.  As of March 31, 2012, we had 83,706 shares of Series C issued and outstanding.

After six months from the date of issuance, the holders of Series C may convert each share into common stock at a rate of 1,000 common shares for each share of Series C.

During the six months ended March 31, 2012, under terms of a Securities Purchase Agreement (the “Securities Agreement”) as amended in February 2012, New Power Solutions, LLC (“New Power”) purchased and we issued 65,705 shares of Series C for $7.00 per share with net proceeds to us of approximately $460,000. In addition, New Power is entitled to receive three-year warrants to purchase 65,705,000 shares of our common stock at an exercise price of $0.015 per share. The conversion of these Series C and excercise of these warrants is conditional upon an amendment to our Articles of Incorporation to increase the number of authorized shares of common stock.

In January 2012, under terms substantially the same as the Securities Agreement, Green World Trust purchased and we issued 11,429 shares of Series C for $7.00 per share with net proceeds to us of $80,000. In addition, Green World Trust is entitled to receive three-year warrants to purchase 11,429,000 shares of our common stock at an exercise price of $0.015 per share.

In March 2012, under terms substantially the same as the Securities Agreement, another investor purchased and we issued 6,572 shares of Series C for $7.00 per share with net proceeds to us of $46,000 received earlier as advances on stock subscriptions. In addition, the investor is entitled to receive three-year warrants to purchase 6,572,000 shares of our common stock at an exercise price of $0.015 per share. The conversion of these Series C and exercise of these warrants is conditional upon an amendment to our Articles of Incorporation to increase the number of authorized shares of common stock.

Common Stock - We are authorized to issue up to 500,000,000 shares of $0.001 par value common stock. Holders of our common stock are entitled to one vote for each share on all matters submitted to a vote of the holders of our common stock. All shares of our common stock have equal distribution, liquidation and voting rights and have no preferences or exchange rights.

Common Stock issued for services - In the six months ended March 31, 2012, we issued 2,350,000 shares of our common stock, valued at $16,000, to service providers and consultants for services rendered. We recorded this amount as general and administrative expense during the six months ended March 31, 2012 in our condensed consolidated statements of operations.

Common Stock issued as dividends – In the three months ended March 31, 2012, we issued 619,652 shares of our common stock in payment of dividends to New Power under terms of the Series C.

Stock Options -

The stock option activity for the six months ended March 31, 2012 is as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at September 30, 2011 (17,559,055 exercisable options)	230,282,543	$ 0.01
Options Granted	6,000,000	0.01
Outstanding at March 31, 2012 (19,419,055 exercisable options)	236,282,543	0.01

The weighted average fair value of the options granted during the six months ended March 31, 2012 and 2011 was $0.012l and $0.023, respectively. The weighted average remaining contractual lives of outstanding options at March 31, 2012 was 9.4 years. The weighted average remaining contractual lives of outstanding vested options at March 31, 2012 was 8.8 years.

At March 31, 2012, we had approximately $1,733,000 in total unrecognized compensation cost related to non-vested stock-based awards granted under all equity compensation plans. In fiscal year 2012, we expect to recognize approximately $11,000 with the balance of $1,722,000 related to options granted under the Sales Incentive Plan for which the expected period of recognition is not determinable at this date. The weighted average exercise price of options exercisable at March 31, 2012 was $0.012 per share.

We determine the value of share-based compensation using the Black-Scholes fair value option-pricing model with the following weighted average assumptions for options granted during the six months ended March 31, 2011:

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Risk free interest rate	2.4	-	2.4	1.5
Expected dividend yield	-	-	-	-
Volatility	202.3	-	202.3	215.4
Expected life in years	5	-	5	5.1

At March 31, 2012, the aggregate intrinsic value of options outstanding, representing the excess of the closing market price of our common stock over the exercise price, is approximately $11,000.

Stock-based compensation expense related to options during the three months ended March 31, 2012 and March 31, 2011 was approximately $22,000 and $96,000, respectively. This expense for the six months ended March 31, 2012 and March 31, 2011 was approximately $45,000 and $223,000, respectively. Substantially all stock-based compensation related to options outstanding was recognized as general administrative expense.

Long-term Incentive Compensation Plan - total number of stock options issued under the Long-term Incentive Plan is 21,282,543 shares of the 25,000,000 approved by our board of directors.

Director, Officer, and Employee Sales Incentive Plan - In August 2011, we granted 215,000,000 non-qualified options with an exercise price of $0.01 per share under a sales incentive plan (the “Sales Incentive Plan”). Since the future vesting of these options is performance based and not determined to be probable at this date, no compensation expense related to these options has been recognized as of March 31, 2012.

Warrants - At March 31, 2012, there were warrants outstanding to purchase of 13,875,919 shares of our common stock at a weighted average exercise price of $1.06 per share. During the six months ended March 31, 2012, we issued 3,633,332 warrants to purchase shares of common stock at a weighted average exercise price of $0.008 per share for services. Share-based compensation was calculated using the Black-Scholes-Merton model. Warrants outstanding at March 31, 2012 expire at various dates from May 2012 to December 2018. A summary of warrant activity during the six months ended March 31, 2012 follows:

Warrants Outstanding
Outstanding at September 30, 2011	10,248,785
Grants	3,633,332
Expired	(6,198)
Outstanding at March 31, 2012	13,875,919

With each share of Series C sold in the First Placement, we are obligated to issue a three-year warrant to purchase 1,000 shares of our common stock at an exercise price of $0.015 per share. During the six months ended March 31, 2012, the holders of Series C are entitled to receive warrants to purchase 83,706,000 shares of our common stock. These warrants have been treated as unissued in the six months ended March 31, 2012 and are not included in the warrant summary above.

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

Litigation - In March 2012, we finalized settlement terms (the “Settlement”) with Paul Abramowitz, former Chairman, Director and CEO of the Company, whereby we agreed to settle outstanding claims and counter-claims under litigation. Under the terms of the Settlement, we are to pay an aggregate of $128,000 of which we have paid $30,000 and of which $45,000 has been paid by our directors’ and officers’ liability insurer. The remaining balance of $53,000 is due no later than July 31, 2012. Until that date, Abramowitz is to receive 20% of any new funding received by us, the payments of which will be applied against the remaining balance.

In connection with the Abramowitz lawsuit, our former directors, James Smith and Robert McGovern, made a claim for indemnification for their defense of the Abramowitz action, which was granted by the Court. As an estimate of our obligation, we recorded $67,000 as general and administrative expense in our condensed consolidated statements of operations for the six months ended March 31, 2012.

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

Disputes With Various Vendors and Lenders - Certain of our vendors and lenders have brought suits and/or obtained judgments in their favor regarding past due balances owed them by us. The status of these judgments has not changed since our discussion in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission. We have recorded these past due balances in liabilities in our condensed consolidated balance sheets at March 31, 2012.

Note 7. Related Party Transactions

For purposes of these condensed consolidated financial statements, New Power Solutions, LLC, Summit Trading Limited, Green World Trust, and Sierra Trading Corp. are considered related parties due to their beneficial ownership (shareholdings or voting rights) in excess of 5%. All material transactions with these investors for the six months ended March 31, 2012 have been disclosed elsewhere in these condensed consolidated financial statements (Notes 4, 5, 8).

Note 8. Subsequent Events

Series C Preferred Stock – In April 2012, under terms substantially the same as its purchase in January 2012, Green World Trust purchased 10,704 shares of Series C for $7.00 per share with net proceeds to us of $75,000. In addition Green World Trust is entitled to receive three-year warrants to purchase 10,704,000 shares of our common stock at an exercise price of $0.015 per share. The conversion of these Series C and exercise of these warrants is conditional upon an amendment to our Articles of Incorporation to increase the number of authorized shares of common stock.

Note Payable – In April 2012, we issued a convertible promissory note in the amount of $53,000 to an investor for net proceeds of $50,000. The note is interest bearing at an annual rate of 8% and has a maturity date of January 13, 2013. After six months from the date of issue, the promissory note may be converted into shares of the company stock at a rate of 58% of the average of the three lowest closing bid prices during the ten trading days prior to notice to convert.

Common Stock and Warrants – On April 26, 2012, we issued 80,000,000 shares of our common stock to multiple investors at a price per share of $0.0112 and received gross proceeds of $896,000 under terms of a Securities Purchase Agreement (the “Agreement”). Under terms of the Agreement, we also issued 80,000,000 three-year warrants with an exercise price of $0.015 per share and convertible into shares of our common stock no earlier than six months from the date of the issuance of the warrants. The exercise of these warrants is conditional upon an amendment to our Articles of Incorporation to increase the number of authorized shares of common stock.

Nolan Securities Corp. acted as a financial advisor in connection with the private placement of this transaction and as a result of these placements is entitled to a cash placement fee equal to 10% of the gross proceeds totaling approximately $90,000 and 8,000,000 shares of our common stock, and an additional fee to cover expenses related to this offering equal to 3% of the gross proceeds totaling approximately $26,000. In addition, Nolan Securities Corp. is entitled to receive a warrant for the purchase of 8,000,000 shares of our common stock at an exercise price of $0.015 exerciseable during a period of 3 years from the date of issue. The exercise of these warrants is conditional upon an amendment to our Articles of Incorporation to increase the number of authorized shares of common stock.

Conversion of Debentures into Common Stock – On May 1, 2011, Green World Trust converted $156,000 in convertible debentures it held into 37,052,294 shares of our common stock. In addition, Green World Trust exchanged interest accrued on the debentures in the amount of $11,046 for 2,806,439 3-year warrants to purchase shares of our common stock at an exercise price of $0.005 per share. We also issued 3,000,000 3-year warrants at an exercise price of $0.005 per share to Green World Trust as an incentive to convert the debentures.

Common Stock Issue Dividends – On May 1, 2012, we issued 154,714 shares of our common stock in payment of dividends to Green World Trust under terms of the Series C.

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

The following management’s discussion and analysis is intended to provide information necessary to understand our unaudited condensed consolidated financial statements and highlight certain other financial information, which in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition, and results of operations. In particular, the discussion is intended to provide an analysis of significant trends and material changes in our financial condition and operating results during the three and six months ended March 31, 2012 compared to the three and six months ended March 31, 2011. Operating results for the three and six months ended March 31, 2012 are not necessarily indicative of the results that may be expected for any future period. Investors should read the following discussion and analysis in conjunction with our condensed consolidated unaudited interim financial statements and related notes in this Form 10-Q and our audited financial statements and related notes for the year ended September 30,2011, as previously reported in our Annual Report on Form 10-K.

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

Along with our on-going efforts to develop and improve our technology, we have sought out interested third parties and potential customers to test prototypes of our technology and to explore potential sales and licensing opportunities. We have entered into non-binding letters of intent with EKO Vehicles of Bangalore (“EKO”), the Hobie Cat Company, and a large United States based defense supplier. In addition, we have a letter of interest from a large US defense supplier and a letter of interest with a large United States based aerospace company. Our unique fuel cell technology allows us to use older generation, low cost computer chip factories to manufacture the PowerChipTM fuel cell. We have been in discussions with a large defense entity in India to license our technology for manufacture at an existing factory in India.

We also intend to design and distribute the fuel cartridges that these fuel cells require for refueling. We expect to generate future revenues from the sale and licensing of both fuel cartridges and the completed fuel cells. Our current business plan contemplates that we will subcontract to third parties substantially all of the production and assembly.

The deployment of our business strategy has been significantly delayed by the availability of capital and our inability to raise sufficient capital to fund ongoing operations, sales and marketing and production. Dependent on our raising sufficient financing, we intend to focus on production and delivery of products to customers and sales efforts. See “Liquidity, Going Concern and Capital Resources” below for further discussion.

Liquidity, Going Concern and Capital Resources

Our condensed consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The report of our auditors on our consolidated financial statements for our fiscal year ended September 30, 2011 indicates that there is substantial doubt about our ability to continue as a going concern based upon our balance sheet, cash flows and liquidity position. We cannot provide assurance that we will obtain sufficient funders from financing or operating activities to support continued operations or business deployment. Our financial statements for the three and six months ended March 31, 2012 and 2011 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classifications of liabilities that may result from the outcome of this uncertainty.

Since our inception, we have reported net losses, including losses of approximately $1.6 million and $5.2 million during the years ended September 30, 2011 and 2010, respectively. Although we are reporting net income of approximately $279,000 for the six months ended March 31, 2012, this is primarily due to approximately $1,007,000 in gain on settlement of liabilities and $189,000 in revenue. For the six months ended March 31, 2012, we had net income of approximately $279,000 and used net cash of approximately $584,000 in operating activities. We expect that we will report net losses into the near future, until we are able to generate meaningful cash revenues from operations. At March 31, 2012, our working capital deficit and accumulated deficit were approximately $2.1 million and $54.9 million, respectively.

During the past several years, we have funded our operations through sales of our common and preferred stock, short-term borrowings, and settlement of accounts payable by issuance of common stock. In the six months ended March 31, 2012, we  funded our operations through sales of our preferred stock in the amount of approximately $586,000. As of the date of this Report, subsequent to the quarter ended March 31, 2012, we received cash proceeds of $896,000 from the sale of common stock and warrants, $75,000 from the sale of Series C Preferred Stock, and $50,000 from the issuance of a convertible promissory note.

To attain profitable operations and generate cash flow, management’s plan is to execute our strategy of:

(i)                License our technology to generate revenue, and build limited supply production for our customers to evaluate.

(ii)               Create joint development programs with our initial customers where the customers would pay certain non-recurring engineering costs as well as other development costs for products specific to their applications.

(iii)             complete production prototypes for EKO vehicles, Hobie Cat, and other customers, and qualifying the product for high volume market acceptance; and

  (iv)        Develop and deploy Remote Area Power Supply (RAPS) systems, and other energy generation and storage solutions.

We require additional financing to execute our business strategy and to satisfy our near-term working capital requirements. Our operating expenses will use a significant amount of our cash resources.  As of March 31, 2012, we had approximately $918,000 in accounts payable. Our management seeks to raise additional financing to fund future operations and to provide additional working capital to fund our business. Without additional funding, our cash is estimated to support our operations through October 2012. We cannot provide assurance that we will obtain sufficient funders from financing or operating activities to support continued operations or business deployment Without the needed funding or adequate cash flow from operations, we may be forced to curtail our development or cease our operations altogether, which may include seeking protection under the bankruptcy laws.

Recent Financing Activities

In April 2012, we issued 80,000,000 shares of our common stock with 80,000,000 accompanying warrants to purchase warrants to multiple investors and received gross proceeds of $896,000. See Note 8 – Subsequent Events, in our Notes to Financial Statements.

In April 2012, we issued 10,704 shares of our Series C Convertible Preferred Stock to Green World Trust for $7.00 per share with net proceeds to us of $75,000.

In April 2012, we issued a convertible promissory note in the amount of $53,000 to an investor for net proceeds of $50,000.

Comparison of Quarterly Results of Operations

Our results for operations for the three and six months ended March 31, 2012 and 2011 were as follows:

NEAH POWER SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended March 31,		For the six months ended March 31,
	2012	2011	2012	2011
Revenues	$ -	$ -	$ 189,500	$ -

Operating expenses
Research and development expense	38,380	112,401	116,790	166,370
General and administrative expense	243,445	545,806	644,771	1,044,887
Total operating expenses	281,825	658,207	761,561	1,211,257
Loss from operations	(281,825)	(658,207)	(572,061)	(1,211,257)
Other expense
Interest expense	(25,310)	(104,310)	(155,735)	(188,663)
Gain (loss) on settlement of liabilities, net	402,442	(40,339)	1,006,688	(259,600)
Other expense	-	(10,000)	-	(10,000)
Net Income (Loss)	$ 95,307	$ (812,856)	$ 278,892	$ (1,669,520)

Revenues. During the six months ended March 31, 2012 we recognized revenues of $189,500. This amount was previously paid to us as a deposit under a development agreement with a prior customer. As of September 30, 2011, we recorded that amount on our financial statements as “deferred revenue.” In November 2011, we received notification from the customer that the development project is considered complete and have recognized of this amount as revenue in the six months ended March 31, 2012. No additional cash proceeds were received from this transaction.

Research and Development. Research and development expenses (“R&D”) consist primarily of salaries and other personnel-related expenses, facilities costs, and other laboratory and research related expenses. Total R&D costs for the three months ended March 31, 2012 decreased by $74,000, to $38,000 from $112,000 in 2012. Total R&D costs for the six months ended March 31, 2012 decreased by $49,000, to $117,000 from $166,000 in 2012. The decreases were primarily due to lower lease costs incurred under the November 2012 amended lease agreement with the landlord and to the allocation of late fees and interest charged by our landlord in the prior quarter in 2011.

                General and Administrative. General and administrative expenses (“G&A”) consist primarily of salaries and other administrative personnel related expenses to support our R&D activities, non-cash stock-based compensation for general and administrative personnel and non-employee members of our board of directors, professional fees, such as accounting and legal, corporate insurance and facilities costs. The decrease in G&A expense in the three and six months ended March 31, 2012 of approximately $303,000 and $400,00, respectively, was primarily due to the following:

•                     decreases of $73,000 and $178,000 in employee and director stock compensation expense in the three and six months ended March 31, 2012– we had $23,000 and $45,000 of such expense in the three and six months ended March 31, 2012, compared to $96,000 and $223,000 same periods in fiscal 2011. The expense in the six months ended March 31, 2011 of fiscal 2011were higher as a result of stock options issued to management and employees in November 2010 to encourage retention and to compensate for salary reductions and deferrals; we had no similar stock option grants in the comparable quarters of fiscal 2012.

•                     decreases in G&A salaries expense of $106,000 to $33,000 and of $119,000 to $158,000, respectively in the three and six months ended March 31, 2012 from $139,000 and $277,000, respectively, recorded for the same periods in 2011, respectively. Of the decreases, $95,000 was due to a change in oru policy for executive officer vacation made in the three and six months ended March 31, 2012. The remaining decreases were primarily due to the reductions of officer’s salaries under terms of the Director, Officer, and Employee Sales Incentive Plan.

•                     decreases in expenses for professional services of $186,000 to $78,000 and of $113,000 to $279,000 in the three and six months ended March 31, 2012, respectively, from $264,000 and $392,000, respectively, recorded for the same periods in 2011. For the three and six months ended March 31, 2012, the decreases of $41,000 and $16,000, respectively, were due to decreases in consulting services and $137,000 and $93,000, respectively, were due to decreases in legal expenses relating to funding and litigation.

•                     a decrease of $89,000 in marketing expenses for the six months ended March 31, 2012 to $7,000 from $96,000 recorded for the same period in 2011. This was primarily due to non-cash expense incurred during the six months ended March 31, 2011 related to common shares issued for payment of investment and public relations services.

•                     increases in other administrative expenses of $68,000 to $82,000 and $80,000 to $89,000 for the three and six months ended March 31, 2012, respectively, from $14,000 and $9,000, respectively, recorded for the same periods in 2011. The increases were primarily due to the recording of $67,000 in expense for indemnification of former directors pertaining to the Abramowitz litigation during the three and six months ended March 31, 2012.

Interest expense. Interest expense decreased by $79,000 for the three months ended March 31, 2012 to $25,000 compared with $104,000 in the same period in fiscal 2011. Interest expense decreased by $43,000 for the three months ended March 31, 2012 to $156,000 compared with $189,000 in the same period in fiscal 2011.The decrease in the three months ended March 31, 2012 compared with the same period in 2011 was primarily due to $62,000 of reduced interest from notes payable and debentures resulting from lower loan balances in 2012 and $14,000 of lower debt discount costs amortized to interest expense in 2012. The decrease in the six months ended March 31, 2012 compared with the same period in 2011 was primarily due to $122,000 of reduced interest from notes payable and debentures resulting from lower loan balances in 2012 and partially offset by $93,000 of increased debt discount costs amortized to interest expense in 2012.

Gain/Loss on settlement of liabilities. In the three and six months ended March 31, 2012, we recorded net gains on the settlement of liabilities of $402,000 and $1,007,000 compared with losses of $40,000 and $260,000 in the same periods in fiscal 2011. The increase for the three months ended March 31, 2012 over the same period in 2011 was primarily due to $182,000 recorded for accounts payable settlements and $231,000 gain from the settlement in the Paul Abramowitz litigation offset by losses of $10,000 on conversion of notes payable into equity. This compares with a loss of $40,000 in the same period in 2011 on conversion of notes payable into equity. The increase for the six months ended March 31, 2012 was due to the aforesaid Abramowitz settlement plus substantial settlement of vendor liabilities including gains of $197,000 in settlement with our landlord, $152,000 in settlement of a note payable with a service provider, $144,000 from the payment of an outstanding balance to a consultant paid in our common stock, and an aggregate of $294,000 gain from settlements with various other vendors offset by losses of $10,000 on conversion of notes payable into equity. This compares with a loss of $260,000 in the same period in 2011 on conversion of notes payable into equity.

Non-GAAP Financial Measure -- Net Income Adjustment for Gains on Settlement of Liabilities

As described above, we reported net income of $279,000 for the six months ended March 31, 2012. Our net income position was primarily due to $1,007,000 of gains on settlement of liabilities and $189,000 of (non-cash) revenue. In particular, the $1,007,000 of gain from non-cash settlements included (i) $197,000 in past due obligations due to our landlord, (ii) approximately $152,000 in settlement with a past service provider, (iii) approximately $294,000 in settlements with certain vendors on past due accounts payable, (iv) $144,000 from satisfaction of amounts owing to a service provider settled through the issuance of common shares, and (v) $231,000 in settlement of legal claims and cross-claims concerning the Paul Abramowitz litigation matter. (See Notes 3 and 6 to our condensed consolidated financial statements). Although there may be additional settlements in the future, settlements should be considered generally as non-recurring transactions. By comparison, for the entire fiscal year ended September 30, 2011, we reported non-cash gain of approximately $110,000 on settlement of liabilities.

If we were to adjust our reported net income to eliminate the gain from these non-cash settlements and non-cash revenue recognition, we would have reported a net loss of $917,000 for the six months ended March 31, 2012. This adjusted net income is considered a non-GAAP financial measure. We are providing this non-GAAP analysis because we believe this more clearly shows our operating performance for the quarter, and that it is important for investors to understand that our net income is not based on our receiving cash from operations, but instead is primarily due to non-cash matters.

Cash Flows

Our financing activities provided cash of approximately $581,000 in the six months ended March 31, 2012 compared to $280,000 in the same period in 2011. During the six months ended March 31, 2012, we entered into securities purchase agreements with investors for the purchase of shares of Series C preferred stock and common stock warrants, and through March 31, 2012, we received proceeds of approximately $586,000 from these agreements. In addition, we paid approximately $5,000 against notes payable balances. Changes in cash from financing activities also reflect proceeds from sale of common stock , and net proceeds from notes payable, less principal payments for the six months ended March 31, 2011.

We used cash of approximately $585,000 in our operating activities in the six months ended March 31, 2012, compared to $273,000 in the same period in 2011. During the six months ended March 31,2012, our cash outlays were approximately $245,000 for salaries and related expenses, $138,000 for facilities lease payments and deposits, $86,000 for legal and professional, $30,000 towards the Paul Abramowitz litigation settlement, and the remainder for utilities, insurance, taxes, and administrative.

There was no investing activity in the six months ended March 31, 2012 or 2011.

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

Off-Balance Sheet Arrangements

As of March 31, 2012, we did not have any off-balance sheet arrangements.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective for gathering, analyzing and disclosing the information that we are required to disclose in reports filed under the Securities Exchange Act of 1934, as amended. In performing the assessment for the quarter ended March 31, 2012, our management concluded that our disclosure controls and procedures were not effective to accomplish the foregoing, due to the material weakness in internal control over financial reporting that was first identified in 2008 and was most recently described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

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

On March 7, 2012, we consummated settlement terms (the “Settlement”) with Abramowitz whereby we settled outstanding claims and counter-claims under litigation. The parties agreed to a mutual release (the “Release”) whereby Abramowitz released us and the other defendants from any and all claims pertaining to the litigation, and we released Abramowitz from any and all counter-claims pertaining to the litigation. Under the terms of the Settlement, we agreed to pay Abramowitz an aggregate of $128,000, as follows: (i) $30,000 was paid one business day after execution of the Release and other settlement documents, (ii) $45,000 was paid by our directors’ and officers’ liability insurer within 45 days of the Release, and (iii) with respect to the remaining balance of $53,000, Abramowitz is to receive 20% of any new funding received by the Company, the payments of which will be applied against the remaining balance. As of the date of this Report, the balance remaining in this settlement is $53,000. Regardless of whether we receive any new funding, the remaining balance of $53,000 will be due no later than July 31, 2012. In addition, we signed a stipulated judgment in the amount of $106,000, with 5 % interest from the date of default, to be entered only upon an event of default in the payment schedule (after written notice and an opportunity to cure). The settlement documents include both parties’ agreement to execute a Stipulation and Order of Dismissal of the Litigation with prejudice, to be filed after payment in full of the $128,000. We previously reported these settlement terms in our Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, filed on February 14, 2012.

The Settlement is a result of compromise and shall not be construed as an admission of liability to any person and/or entity, breach of any agreement, or violation of any law or regulation.

●    Smith and McGovern litigation. In connection with the Abramowitz lawsuit, our former directors, James Smith and Robert McGovern, made a claim for indemnification for their defense of the Abramowitz action, which was granted by the Court. As an estimate of our obligation, we recorded $67,000 as general and administrative expense in our condensed consolidated statements of operations for the six months ended March 31, 2012.

●     Senita Investments Ltd. In December 2011, Senita Investments Ltd. filed a lawsuit in King County Superior Court, Seattle, Washington (Senita Investments, Ltd. v. Neah Power Systems, Inc. Cause No. 11-2-41371-3) alleging breach of contract for failing to meet contractual obligations under certain outstanding debentures (in aggregate principal amount of $49,900) and seeking in excess of $300,000 in damages. In February 2012, we entered into a settlement agreement with Senita, pursuant to which Senita assigned the debentures to another investor and Senita dismissed its lawsuit against us.

Item 1A.                Risk Factors.

Investors should carefully consider the risk factors set forth in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2011 which could materially affect our business, financial position and results of operations.

Item 2.                   Unregistered Sales of Equity Securities and Use of Proceeds.

The information below lists all of the securities we sold during the three months ended March 31, 2012 that were not registered under the Securities Act of 1933, as amended, including new issues, securities issued in exchange for property, services, or other securities, and new securities resulting from the modification of outstanding securities.

No underwriting discounts or commissions were incurred in connection with any of the following transactions. Each of the transactions was conducted as a private placement, without the use of any general solicitation, and was exempt from registration under Section 4(2) of the Securities Act of 1933.

Series C Preferred Stock (“Series C”)

The Series C is convertible into common stock at a rate of 1,000 shares of common stock for each Series C share, and may be converted at any time after 6 months from the date of issuance.  The rights and preferences of the Series C are set forth in the Certificate of Designation for the Series C Preferred Stock, a copy of which was filed as Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on November 10, 2011.

•         In January 2012, we sold 11,429 shares of Series C and warrants to purchase 11,429,000 shares of common stock to Green World Trust for $80,000 in proceeds.  The warrants are exercisable at a price of $0.0015 and have a term of three years.  As of the date of this Report, the warrants have not been issued.

•         In March 2012, we sold 6,572 shares of Series C and warrants to purchase 6,572,000 shares of common stock to another investor for $46,000 advanced to the Company in October 2011.  The warrants are exercisable at a price of $0.0015 and have a term of three years.  As of the date of this Report, the warrants have not been issued.

Common Stock

•         In March 2012, we issued 275,430 shares of our common stock to New Power Solutions as dividends under terms of Series C Preferred Stock.

•         In March 2012, we issued 1,500,000 shares of our common stock valued at $18,000 to a service provider in partial settlement of an outstanding balance on account.

•         In the three months ended March 31, 2012, we issued 6,802,746 shares of our common stock, valued at approximately $50,000 in payment against accounts payable, notes payable and debt settlement agreements.

•         In the three months ended March 31, 2012, we issued 350,000 shares valued at approximately $3,500 to a service provider for services rendered.

Item 5.                   Other Information.

See Note 8 – Subsequent Events, in our Notes to Financial Statements pertaining to common stock and warrants purchased and sold to multiple investors on April 26, 2012. The purchase and sale of shares of the common stock and warrants was made pursuant to a private placement transaction exemption under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder. The purchase and sale was not conducted in connection with a public offering and no public solicitation or advertisement was made or relied upon by the investor in connection therewith.

See Note 8 – Subsequent Events, in our Notes to Financial Statements pertaining the conversion of debentures by and the issuance of warrants to Green World Trust on May 1, 2012. The purchase and sale of shares of the common stock and warrants was made pursuant to a private placement transaction exemption under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder. The purchase and sale was not conducted in connection with a public offering and no public solicitation or advertisement was made or relied upon by the investor in connection therewith.

On April 30, our board of directors approved an independent consulting agreement with Advanced Materials Advisory LLC, (“AMA”) a limited liability company solely owned by one of our board members, David Schmidt. Effective January 1, 2012, for a 12 month period, we will pay AMA $5,000 per month for consulting services rendered, plus reasonable out of pocket expenses, to be paid in cash, in our common stock or in warrants, based on mutual agreement.

Item 6.                   Exhibits.

See the Exhibit Index immediately following the signature page of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEAH POWER SYSTEMS, INC.

Dated: May 2, 2012	By:	/s/ GERARD C. D’COUTO
Gerard C. D’Couto
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 2, 2012	By:	/s/ STEPHEN M. WILSON
Stephen M. Wilson
Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

No.	Description	Incorporation By Reference
10.1	Form of Securities Purchase Agreement for purchase of common stock and warrants to purchase common stock.	Filed herewith.
10.2	Independent Consulting Agreement	Filed herewith.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.	Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.	Filed herewith.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 per Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*   XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.