Form 10-Q
period 2012-06-30
NEAH POWER SYSTEMS, INC.
filed 2012-08-20
CIK 1162816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 10, 2012
Common Stock, $0.001 par value	363,724,305

  PART 1 – FINANCIAL INFORMATION

Part I, Item 1.                   Financial Statements

NEAH POWER SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	June 30,	September 30,
	2012	2011
Current assets
Cash and cash equivalents	$563,739	$5,097
Note receivable	52,400	47,500
Prepaid expenses and other current assets	181,713	29,299
Total current assets	797,852	81,896

Property and equipment, net	7,378	13,273

Total assets	$805,230	$95,169

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$714,366	$1,794,935
Accrued compensation and related expenses	821,174	771,473
Other liabilities	100,454	573,667
Advances on stock subscriptions	-	142,200
Notes payable and accrued interest, net of discount of $26,098 and $59,538, respectively	157,661	355,861
Current portion of obligation to building landlord	80,000	-
Total current liabilities	1,873,655	3,638,136

Long term portion of obligation to building landlord	26,665	-

Total liabilities	1,900,320	3,638,136

Commitments and contingencies

Stockholders' deficit
Preferred stock -
$0.001 par value; 5,000,000 shares authorized
Series A convertible; 2,500,000 shares designated
No shares and 1,380,000 shares issued and outstanding, respectively	-	1,380
Series B convertible; 1,000,000 shares designated
420,700 and 322,094 shares issued and outstanding, respectively	421	323
Series C convertible; 1,000,000 shares designated
104,419 and no shares issued and outstanding, respectively	104	-
Common stock
$0.001 par value, 500,000,000 shares authorized,
363,670,228 and 129,817,322 shares issued and outstanding, respectively	363,670	129,817
Additional paid-in capital	54,007,577	51,475,892
Accumulated deficit	(55,466,862)	(55,150,379)
Total stockholders' deficit	(1,095,090)	(3,542,967)

Total liabilities and stockholders' deficit	$805,230	$95,169

See Notes to Condensed Consolidated Financial Statements

NEAH POWER SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended June 30,		For the nine months ended June 30,
	2012	2011	2012	2011
Revenues	$-	$-	$189,500	$-
Operating expenses
Research and development expense	128,770	108,370	245,559	274,740
General and administrative expense	440,637	638,042	1,085,408	1,682,929
Total operating expenses	569,407	746,412	1,330,967	1,957,669
Loss from operations	(569,407)	(746,412)	(1,141,467)	(1,957,669)
Other income (expense)
Interest expense	(72,966)	(261,655)	(228,701)	(450,318)
Gain (loss) on settlement of liabilities, net	49,997	(203,774)	1,056,685	(463,374)
Other expense	(3,000)	(1,457)	(3,000)	(11,457)
Net loss	$(595,376)	$(1,213,298)	$(316,483)	$(2,882,818)

Basic and diluted loss per common share	$(0.00)	$(0.01)	$(0.00)	$(0.04)

Basic and diluted weighted average common shares outstanding	321,632,460	102,134,271	213,858,227	81,843,434

See Notes to Condensed Consolidated Financial Statements

NEAH POWER SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended June 30,
	2012	2011

Cash flows from operating activities:
Net income (loss)	$(316,483)	$(2,882,818)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	5,895	7,441
Amortization of debt discount	167,413	245,222
Stock-based compensation expense from options, warrants, and shares issued for services	315,673	524,408
Issuance of note payables as consideration for consulting services	20,250	-
Interest paid with warrants	20,849
(Gain) Loss on settlement of liabilities, net	(1,056,685)	463,374
Other	(4,899)
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(152,415)	(2,161)
Accounts payable	563	685,990
Accrued compensation and related expense	49,701	-
Accrued interest and other liabilities	(244,301)	398,394
Net cash used in operating activities	(1,194,439)	(560,150)
Cash flows from investing activities:
Issuance of notes receivable	-	(35,000)
Cash payments for acquisition of SolCool	-	-
Net cash used in investing activities	-	(35,000)
Cash flows from financing activities:
Proceeds from sale of common stock, net	1,050,520	-
Proceeds from notes payable, net	53,000	170,990
Advances on equity or debt investment	-	304,500
Proceeds from sale of preferred stock	660,935	127,200
Principal payments on notes payable	(11,374)	(10,000)
Net cash provided by financing activities	1,753,081	592,690
Net change in cash and cash equivalents	558,642	(2,460)
Cash and cash equivalents, beginning of year	5,097	2,871
Cash and cash equivalents, end of year	$563,739	$411

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Noncash investing and financing activities
Shares and Warrants issued in connection with settlement of liabilities and conversion of convertible notes	$535,960	$1,116,583
Accounts payable exchanged into notes payable and long term obligations	$325,851	$-
Discount (including beneficial conversion feature) on notes payable	$134,973	$302,137
Exchange of preferred stock for promissory note	$75,900	$-

See Notes to Condensed Consolidated Financial Statements

NEAH POWER SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
For the nine months ended June 30, 2012

	Preferred stock										Total
	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	paid-in capital	Deficit	Deficit
Balances at September 30, 2011	1,380,000	$ 1,380	322,904	$ 323	-	$ -	129,817,322	$ 129,817	51,475,892	$ (55,150,379)	$ (3,542,967)
Issuance of common stock in settlement of liabilities							8,287,565	8,288	50,838		59,126
Issuance of common stock on conversion of notes payable							91,240,124	91,240	385,594		476,834
Issuance of common stock and warrants for services and interest							4,150,000	4,150	185,629		189,779
Proceeds from common stock funding							118,357,143	118,357	932,163		1,050,520
Stock-based compensation - options									55,894		55,894
Issuance of Series A Preferred Stock	-	-									-
Return of Series A Preferred Stock in exchange for note payable	(1,380,000)	(1,380)							(74,520)		(75,900)
Issuance of Series B Preferred Stock			142,200	142					142,058		142,200
Conversion of Series B Preferred Stock to common stock			(44,404)	(44)			10,164,212	10,164	(10,120)		-
Issuance of Series C Preferred Stock					104,420	104			730,831		730,935
Beneficial conversion feature on convertible debt issued									134,973		134,973
Shares previously recorded as issued and outstanding							-				-
Dividends Series C Preferred Stock							1,653,862	1,654	(1,654)		-
Net loss for the nine months June 30, 2012										(316,483)	(316,483)
Balances at June 30, 2012	-	$ -	420,700	$ 421	104,420	$ 104	363,670,228	$ 363,670	$ 54,007,577	$ (55,466,862)	$ (1,095,090)

See Notes to Condensed Consolidated Financial Statements

NEAH POWER SYSTEMS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended June 30, 2012 and 2011

Note 1.   Organization and Description of Business

Neah Power Systems, Inc. (the “Company”, “we”, “us” or “our”) was incorporated in the State of Nevada in 2001 under the name Growth Mergers, Inc. In 2006, we entered into an Agreement and Plan of Merger whereby Growth Acquisitions, Inc., a Washington corporation and wholly owned subsidiary of Growth Mergers, Inc., merged with and into Neah Power Systems, Inc., a Washington corporation (“Neah Power Washington”). Following the merger, Growth Mergers, Inc. changed its corporate name to Neah Power Systems, Inc. By virtue of this merger, Neah Power Washington became our wholly owned subsidiary.

We are engaged in the development and sale of renewable energy solutions using our direct methanol micro fuel cell technology. Our fuel cells are designed to replace existing rechargeable battery technology in a variety of applications and can run in either aerobic or anaerobic modes. We are developing solutions specifically targeted for the military, transportation vehicles, and portable electronics applications. We use a unique patented, silicon-based design for our PowerChip TM micro fuel cells that creates higher power densities and enables lighter-weight, smaller form-factors, and will potentially create more cost effective, manufacturing and potentially lower product costs. Our laboratory facilities and corporate office is located in Bothell, Washington. Our website is www.neahpower.com.

Note 2.   Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements. The accompanying unaudited financial information should be read in conjunction with the audited consolidated financial statements, including the notes thereto, as of and for the fiscal year ended September 30, 2011, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 3, 2012. The information furnished in this Report reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of our consolidated financial position, results of operations and cash flows for each period presented. The results of operations for the interim period ended June 30, 2012 may not be indicative of future results.

Reclassifications

Certain reclassifications have been made in the accompanying prior year condensed consolidated financial statements to provide for consistent and comparative presentation with current year condensed consolidated financial statements.  These reclassifications had no material effect on net loss, stockholders’ deficit, cash used or provided by operating, financing or investing activities.

Fair value of financial instruments

The fair value of our financial instruments, including cash and cash equivalents, notes receivable, accounts payable, certain accrued liabilities and notes payable approximates the carrying amounts value due to their short maturities. The short-term and long-term fair value of the long-term obligation to our landlord approximates the carrying value based on current interest rates.

Recently Issued Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU No. 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of shareholders’ equity. All non-owner changes in shareholders’ equity instead must be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Also, reclassification adjustments for items that are reclassified from other comprehensive income to net income must be presented on the face of the financial statements. ASU No. 2011-05 will be effective for the Company for the quarter ending December 31, 2012. The adoption of this guidance will have no impact on the Company’s financial condition and results of operations.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU No. 2011-04 clarifies and changes the application of various fair value measurement principles and disclosure requirements, and was effective for the Company in the second quarter of fiscal 2012 (January 1, 2012). The adoption of this guidance did not have an impact on the Company’s consolidated financial condition and results of operations.

Note 3.   Net Income and Loss per Share

Earnings per share is calculated in accordance with the ASC Topic 260, “Earnings Per Share.”  Basic net income or loss per share is computed by dividing the net income or loss available to common stock holders by the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options and warrants were converted or exercised. Also, under this method, convertible notes are treated as if they were converted at the beginning of the period.  There was no difference between the basic and diluted weighted average shares or earnings for the three and nine months ended June 30, 2012 and 2011 as all common stock equivalents were anti-dilutive due to net losses. The following common stock equivalents were excluded from net loss per share computations.

	Three months ended June 30,		Nine months ended June 30,
	2012	2011	2012	2011
Convertible Preferred Stock	162,372,288	9,472,340	162,372,288	9,472,340
Convertible debt	11,866,336	44,965,670	11,866,336	44,965,670
Common stock options	260,882,543	21,282,543	260,882,543	21,282,543
Common stock purchase warrants	241,021,747	5,481,119	241,021,747	5,481,119

All the common stock equivalents outstanding which, if added to common stock outstanding, would put common stock in excess of total authorized shares as of June 30, 2012.  As of June 30, 2012, our Preferred Stock Series B is convertible only at our election, and in the case of our Preferred Series C only after 6 months outstanding.  Also, the ability to exercise certain warrants and options is conditioned upon an increase in our authorized shares. As a result we do not have outstanding securities that could convert into more common shares than we currently have authorized.

Note 4.  Other Liabilities and Obligation to Landlord

Deferred Revenue

Included in other liabilities at September 30, 2011 was deferred revenue of $189,500 pursuant to a development agreement with a customer to develop proof-of-concept fuel cell power source prototypes. In November 2011, we received notification from the customer of acceptance of completion of the development agreement and we recognized revenue of $189,500 in the nine months ended June 30, 2012.

Abramowitz Settlement

In March 2012, we finalized settlement terms with Paul Abramowitz, former Chairman, Director and CEO of the Company whereby we agreed to pay Mr. Abramowitz $128,000 to settle outstanding claims and counter-claims under litigation with $45,000 of this amount paid by our directors’ and officers’ liability insurer. On May 1, 2012, we paid Mr. Abramowitz $53,000, which represented full and final settlement of all outstanding claims and counter-claims under litigation (Note 8). During the nine months ended June 30, 2012 we recorded $231,000 in gains on settlement of legal claims and cross-claims concerning the Paul Abramowitz litigation matter.

Obligation to Landlord

In November 2011, we entered an agreement whereby our landlord forgave approximately $197,000 of our existing account balance, which is included in gain (loss) on settlement of liabilities in our condensed consolidated statements of operations. This reduced to $195,000 our total past due obligation to the landlord which we agreed to pay an initial payment of $35,000 plus $160,000 in 24 monthly payments of $6,667 commencing in December 2011, in full settlement and payment of prior past due balances. On the condensed consolidated balance sheet as of June 30, 2012, the balance of this obligation was $106,665, with $80,000 as the short-term portion of the long-term obligation and $26,665 as the long-term portion.

Note 5.  Notes Payable

Notes payable and accrued interest consisted of the following at June 30, 2012 and September 30, 2011:

	June 30, 2012	September 30, 2011
Convertible debentures	$ 53,000	$ 210,534
Notes Payable	130,539	180,592
Accrued interest	220	23,273
Debt discount	(26,098)	(59,538)
	$ 157,661	$ 355,861

Settlements of Notes Payable and Accounts Payable

In December 2011, we entered into a settlement agreement and mutual release whereby a service provider discharged in full a note obligation in exchange for a mutual release by both parties of any future claims against the other. For the nine months ended June 30, 2012, the entire balance of approximately $152,000, including accrued interest, was written off and recorded as a gain on settlement of liabilities.

In December 2011, we issued 6,000,000 shares of our common stock, valued at approximately $36,000, to an affiliate of Southridge in full settlement of an outstanding balance of $180,000 owed for services provided under a consulting agreement. The remaining balance of approximately $144,000 was written off and recorded as a gain on settlement of liabilities during the nine months ended June 30, 2012.

In February 2012, we entered into a settlement agreement and mutual release whereby a service provider discharged in full our accounts payable obligation in the amount of approximately $60,000 in exchange for a mutual release by both parties of any future claims against the other pertaining to services provided and obligations owed. During the nine months ended June 30, 2012, this balance was written off and recorded as a gain on settlement of liabilities.

In March 2012, we entered into a settlement agreement and mutual release with a service provider whereby the provider agreed to exchange the balance on account of approximately $155,000 for a convertible note payable in the amount of $60,000 plus 1,500,000 shares of our common stock valued at $18,000. The remaining balance of $77,000 was written off and recorded as a gain on settlement of liabilities during the nine months ended June 30, 2012. In May 2012, we issued 6,000,000 shares of our common stock in full payment of the note payable amount.

In June 2012, we entered into a trade debt settlement and promissory note with a service provider whereby we paid the provider $15,000 and agreed to pay $65,000 by July 15, 2012 in settlement of the full amount due. The remaining balance of $29,000 was written off and recorded as a gain on settlement of liabilities during the three and nine months ended June 30, 2012. As of the date of this report, the balance of $65,000 remains unpaid.

During first nine months of fiscal year 2012, we entered into settlement agreements with other vendors to reduce outstanding account balances. Gains from these settlements of approximately $31,000 and $177,000 were recorded as a gain on settlement of liabilities for the three and nine months ended June 30, 2012, respectively. For settlement agreements convertible into common shares, we recorded debt discounts for beneficial conversion features in the amount of approximately $0 and $29,000 for the three and nine months ended June 30, 2012, respectively. Debt discount recognized as interest expense in the three and nine months ended June 30, 2012 was approximately $1,000 and $29,000, respectively.

During the nine months ended June 30, 2012, we issued a total of 7,485,071 shares of our common stock, valued at approximately $59,000, in payments against vendor settlement notes payable.

Amendment and Conversion of Promissory Note to Common Stock

In October 2011, Summit Trading Limited (“Summit”) assigned a $15,000 promissory note balance to Southridge Partners II, LP (“Southridge”). Subsequent to the assignment, we entered into an agreement with Southridge whereby terms of the note were amended (the “Amended Note”) and provided for conversion into our common stock. We recorded the estimated value of a beneficial conversion feature on the Amended Note in the amount of approximately $12,000, which was recognized as interest expense during the nine months ended June 30, 2012.  In October 2011, the Amended Note was converted into 3,991,411 shares of our common stock pursuant to the conversion terms in full satisfaction of the note balance.

Conversion of Debt Instruments to Common Stock

In October 2011, Southridge converted approximately $19,000 of a convertible note it held into 5,509,158 shares of our common stock. We recognized $8,000 in debt discount related to the conversion of this note as interest expense in the nine months ended June 30, 2012.

In February 2012, a note holder converted certain debentures with an aggregate principal balance of approximately $50,000 plus accrued interest of approximately $5,000 into 12,564,706 shares of our common stock.

In March 2012, Southridge converted a note payable in the principal amount of approximately $6,000 for 776,944 shares of our common stock. During the nine months ended June 30, 2012, we recognized approximately $5,000 as interest expense related to a debt discount resulting from a beneficial conversion feature pertaining to this note.

In May 2012, Green World Trust converted several convertible notes in the aggregate principal amount of $156,000 and accrued interest of $11,046 into 37,052,294 shares of our common stock.

Exchange Series A Preferred Stock for Convertible Promissory Notes

In October 2011, we issued to Southridge two convertible promissory notes in principal amounts of approximately $50,000 and $26,000, in exchange for Southridge’s cancellation of 1,380,000 shares of our Series A preferred stock. For the nine months ended June 30, 2012, we recorded to interest expense the estimated value of the beneficial conversion feature pertaining to these notes of approximately $56,000.

In November 2011, approximately $51,000 of the promissory notes was converted into 11,275,366 shares of our common stock leaving a balance remaining of $25,000. In November 2011, Southridge assigned the remaining $25,000 balance to five investors who converted the $25,000 balance of the promissory notes, plus interest, into 7,385,174 shares of our common stock.

Issuance of Convertible Promissory Note

In April 2012, we issued a convertible promissory note in the amount of $53,000 to an investor for net proceeds of $50,000. The note is interest bearing at an annual rate of 8% and has a maturity date of January 13, 2013. After six months from the date of issue, the promissory note may be converted into shares of common stock at a rate of 58% of the average of the three lowest closing bid prices during the ten trading days prior to notice to convert. During the three months ended June 30, 2012, we recorded debt discount for beneficial conversion feature on this note in the amount of approximately $38,000 andrecognized debt discount as interest expense in the amount of approximately $12,000.

Other Convertible Vendor Note Payable

At June 30, 2012, the balance of a convertible grid promissory note with a service provider was approximately $20,000. The note has a maturity date of April 1, 2013 and an interest rate of 0.16% per annum.

Note 6.  Preferred Stock

Our board of directors has the authority to designate and issue up to 5,000,000 shares of $0.001 par value preferred stock and to fix and determine such rights, preferences, privileges, and restrictions as they may determine, any or all of which may be greater than the rights of our common stock, as well as the authority to issue such shares without further stockholder approval.

Series A Preferred Stock

In October 2011, we cancelled all 1,380,000 shares of Series A Preferred Stock then outstanding in exchange for the issuance of two convertible promissory notes (Note 5, Exchange of Series A Preferred Stock for Convertible Promissory Notes).  As of June 30, 2012 we have no Series A Preferred Stock outstanding.

Series B Preferred Stock

Holders of Series B Preferred Stock (“Series B”) have no redemption rights and each share of Series B is entitled to dividends payable at the rate of 6% per annum. Series B is convertible, at our discretion, into shares of our common stock, except that the holders of the Series B may elect to convert the Series B into common stock upon or after the resignation or termination of Chris D’Couto, our current Chief Executive Officer. The conversion rate for the Series B is variable, based on a 30% discount to the average closing bid price of our common stock for the five days prior to conversion or on a 30% discount of closing bid price on the date of investment, whichever is lower.  Series B is entitled to vote with the holders of our common stock with the number of votes equal to the number of common shares available by conversion to the holders of the Series B. We have the right to redeem the Series B in cash at the face amount plus any accrued, but unpaid dividends.

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

As of June 30, 2012, we had 420,700 shares of Series B issued and outstanding.

Series C Preferred Stock

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

During the nine months ended June 30, 2012, under terms of a Securities Purchase Agreement (the “Securities Agreement”) as amended in February 2012, New Power Solutions, LLC (“New Power”) purchased and we issued 65,705 shares of Series C for $7.00 per share with net proceeds to us of approximately $460,000. In addition, New Power received three-year warrants to purchase 65,705,000 shares of our common stock at an exercise price of $0.015 per share. The conversion of these Series C and exercise of these warrants is conditional upon an amendment to our Articles of Incorporation to increase the number of authorized shares of common stock.

In January 2012, under terms substantially the same as the Securities Agreement, Green World Trust purchased and we issued 11,429 shares of Series C for $7.00 per share with net proceeds to us of $80,000. In addition, Green World Trust received three-year warrants to purchase 11,429,000 shares of our common stock at an exercise price of $0.015 per share. The conversion of these Series C and exercise of these warrants is conditional upon an amendment to our Articles of Incorporation to increase the number of authorized shares of common stock.

In March 2012, under terms substantially the same as the Securities Agreement, another investor purchased and we issued 6,571 shares of Series C for $7.00 per share with net proceeds to us of $46,000 received earlier as advances on stock subscriptions. In addition, the investor received three-year warrants to purchase 6,572,000 shares of our common stock at an exercise price of $0.015 per share. The conversion of these Series C and exercise of these warrants is conditional upon an amendment to our Articles of Incorporation to increase the number of authorized shares of common stock.

In April 2012, Green World Trust purchased 10,714 shares of Series C for $7.00 per share with net proceeds to us of $75,000. In addition Green World Trust received three-year warrants to purchase 10,704,000 shares of our common stock at an exercise price of $0.015 per share. The conversion of these Series C and exercise of these warrants is conditional upon an amendment to our Articles of Incorporation to increase the number of authorized shares of common stock.

In June 2012, under terms substantially the same as the Securities Agreement, as compensation under a consulting agreement we issued to a consultant 10,000 shares of Series C valued at $7.00 per share for a total value of $70,000. In addition, the consultant received three-year warrants to purchase 10,000,000 shares of our common stock at an exercise price of $0.015 per share. The conversion of these Series C and exercise of these warrants is conditional upon an amendment to our Articles of Incorporation to increase the number of authorized shares of common stock.

As of June 30, 2012, we had 104,419 shares of Series C issued and outstanding.

Note 7.  Common Stock

We are authorized to issue up to 500,000,000 shares of $0.001 par value common stock. Holders of our common stock are entitled to one vote for each share on all matters submitted to a vote of the holders of our common stock. All shares of our common stock have equal distribution, liquidation and voting rights and have no preferences or exchange rights.

On June 29, 2012 we filed Schedule 14A with the Securities and Exchange Commission (‘SEC’) to increase our authorized common shares from 500,000,000 to 1,800,000,000. Subsequent to the period ended June 30, 2012 we received the approval of the SEC to file the definitive form of our Schedule 14A and to attempt to obtain the necessary shareholder consents for this action.

Common Stock issued for Cash

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

Nolan Securities Corp. acted as a financial advisor in connection with the private placement of this transaction and as a result of these placements received a cash placement fee equal to 10% of the gross proceeds totaling approximately $90,000 and 8,000,000 shares of our common stock, and an additional fee to cover expenses related to this offering equal to 3% of the gross proceeds totaling approximately $26,000. In addition, Nolan Securities Corp. received a warrant for the purchase of 8,000,000 shares of our common stock at an exercise price of $0.015 exercisable during a period of 3 years from the date of issue. The exercise of these warrants is conditional upon an amendment to our Articles of Incorporation to increase the number of authorized shares of common stock.

Between May 2, 2012 and May 15, 2012, we sold and issued 27,678,572 shares of our common stock to seven accredited investors at a price per share of $0.0112, and received gross proceeds of $310,000 under terms of a Securities Purchase Agreement (the “Agreement”). Under terms of the Agreement, we also issued 27,678,572 three (3) year warrants with an exercise price of $0.015 per share. The exercise of these warrants is restricted both for a period of six (6) months from the date of the issuance, and until an amendment to our Articles of Incorporation to increase the number of authorized shares of common stock.

Between May 4, 2012 and May 17, 2012, we issued 2,678,571 shares of our common stock to Nolan Securities Corp. who acted as a financial advisor in connection with the placement noted above. We also issued 2,678,571 three (3) year warrants with an exercise price of $0.015 per share. The exercise of these warrants is restricted both for a period of six (6) months from the date of the issuance, and until an amendment to our Articles of Incorporation to increase the number of authorized shares of common stock.

Common Stock issued for Services

During the three and nine months ended June 30, 2012, we issued 1,800,000 and 4,150,000 shares of our common stock, respectively, and we valued these shares at $11,000 and $27,000, respectively, to service providers and consultants for services rendered. We recorded this amount as general and administrative expense in our condensed consolidated statements of operations in the periods noted.

Common Stock issued as Dividends

During the three and nine months ended June 30, 2012, we issued 1,034,210 and 1,653,862 shares of our common stock in payment of dividends to Series C holders under terms of the Series C.

Stock Options

The stock option activity for the nine months ended June 30, 2012 is as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at September 30, 2011 (17,559,055 exercisable options)	230,282,543	$ 0.01
Options Granted	30,600,000	0.01
Outstanding at June 30, 2012 (21,282,543 exercisable options)	260,882,543	$ 0.01

The weighted average fair value of the options granted during the nine months ended June 30, 2012 and 2011 was $0.008 and $0.015, respectively. The weighted average remaining contractual lives of outstanding options at June 30, 2012 was 9.2 years. The weighted average remaining contractual lives of outstanding vested options at June 30, 2012 was 8.5 years.

At June 30, 2012, we had approximately $1,947,000 in total unrecognized compensation cost related to non-vested stock-based awards granted under all equity compensation plans. All unrecognized compensation cost is related to options granted under the Sales Incentive Plan (see below) for which the expected period of recognition is not determinable at this date. The weighted average exercise price of options exercisable at June 30, 2012 was $0.012 per share.

We determine the value of share-based compensation using the Black-Scholes fair value option-pricing model with the following weighted average assumptions for options granted during the nine months ended June 30, 2012:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Risk free interest rate	2.3	2.2	2.3	1.9
Expected dividend yield	--	--	--	--
Volatility	201.7	209.3	201.1	211.8
Expected life in years	5.0	5.0	5.0	5.0

At June 30, 2012, the aggregate intrinsic value of options outstanding, representing the excess of the closing market price of our common stock over the exercise price, is approximately $2,746,000.

Stock-based compensation expense recognized related to options during the three months ended June 30, 2012 and June 30, 2011 was approximately $11,000 and $127,000, respectively. This expense for the nine months ended June 30, 2012 and June 30, 2011 was approximately $56,000 and $350,517, respectively. Substantially all stock-based compensation related to options outstanding was recognized as general administrative expense.

Long-term Incentive Compensation Plan

The total number of stock options issued under the Long-term Incentive Plan is 21,282,543 shares of the 25,000,000 approved by our board of directors.

Director, Officer, and Employee Sales Incentive Plan

In August 2011, we granted 215,000,000 non-qualified options with an exercise price of $0.01 per share under a sales incentive plan (the “Sales Incentive Plan”). Since the future vesting of these options is performance based and not determined to be probable at this date, no compensation expense related to these options has been recognized as of June 30, 2012.

Warrants

At June 30, 2012, there were warrants outstanding to purchase 241,021,747 shares of our common stock at a weighted average exercise price of $0.0166 per share. During the nine months ended June 30, 2012, we issued 232,715,914 warrants to purchase shares of common stock at a weighted average exercise price of $0.0149 per share. The fair value of these warrants was calculated using the Black-Scholes-Merton model. Warrants outstanding at June 30, 2012 expire at various dates from November 2012 to December 2018. A summary of warrant activity during the nine months ended June 30, 2012 follows:

Warrants Outstanding
Outstanding at September 30, 2011	10,248,785
Grants	232,715,914
Expired	(1,942,952)
Outstanding at June 30, 2012	241,021,747

With each share of Series C, we are obligated to issue a three-year warrant to purchase 1,000 shares of our common stock at an exercise price of $0.015 per share. During the nine months ended June 30, 2012, the holders of Series C received warrants to purchase 104,419,000 shares of our common stock.

Note 8.                   Commitments and Contingencies

Facilities Lease

Our corporate offices and laboratory facilities, occupying 6,100 square feet, are leased from a third party and are located in Bothell, Washington. In November 2011 we amended the lease and extended the expiration through October 31, 2013, and agreed to a monthly rent payment of $9,500, plus our share of normal operating costs. We also agreed to pay $160,000 in 24 equal payments of $6,667 beginning in December 2011 in full settlement of prior past due balances (Note 3, Obligation to Landlord).

As of June 30, 2012, future minimum payments due in fiscal years under building leases and related debts are as follows:

2012	$48,501
2013	194,004
2014	29,501
Less current portion of obligation to building landlord	80,000
Noncurrent portion	$192,006

We incurred rent expense on our headquarters facility of $38,164 and $124,144 for the three and nine months ended June 30, 2012.

Litigation

In March 2012, we finalized settlement terms (the “Settlement”) with Paul Abramowitz, former Chairman, Director and CEO of the Company, whereby we agreed to settle outstanding claims and counter-claims under litigation. Under the terms of the Settlement, we agreed to pay an aggregate of $128,000 of which $45,000 has been paid by our directors’ and officers’ liability insurer, and $30,000 was paid by us at the time of the Settlement. On May 1, 2012, we paid Paul Abramowitz $53,000, which represented full settlement of all outstanding claims and counter-claims under litigation.

In connection with the Abramowitz lawsuit, our former directors, James Smith and Robert McGovern, made a claim for indemnification for their defense of the Abramowitz action, which was granted by the Court. On May 11, 2012, we agreed to settlement terms with James Smith, the former chairman of our board of directors and Robert J. McGovern, a former director, whereby we entered into a Settlement Agreement and Release for outstanding claims for indemnification in their defense of the Abramowitz litigation. Under the terms of the Settlement Agreement and Release, we agreed to pay an aggregate of $67,000 (the “Settlement Amount”) which is payable as follows: (i) $35,000 payable within 21 days of the Settlement Agreement and Release and (ii) $32,000 payable no later than 180 days of the Settlement Agreement and Release. Until the Settlement Amount is paid in full, we agreed to make best efforts to apply 10% of all new investor funding received by the Company to the Settlement Amount. In addition, we agreed to sign a stipulated judgment in the amount of $67,000, less any amount actually paid by the Company, with 5% interest charged from the date of default, to be entered only upon an event of default of the Settlement Agreement and Release.  As of June 30, 2012 there was a balance of $32,000 remaining to be paid, included in other liabilities on the condensed consolidated balance sheet.

2011 Contested Loan Write-Off

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

Note 9.                   Related Party Transactions

For purposes of these condensed consolidated financial statements, New Power Solutions, LLC, Summit Trading Limited, Green World Trust, and Sierra Trading Corp. are considered related parties due to their beneficial ownership (shareholdings or voting rights) in excess of 5%. All material transactions with these investors for the nine months ended June 30, 2012 have been disclosed elsewhere in these condensed consolidated financial statements (Notes 5, 6, 7).

On April 30, 2012 our board of directors approved an independent consulting agreement with Advanced Materials Advisory LLC, (“AMA”) a limited liability company solely owned by one of our board members, David Schmidt. This agreement is deemed effective as of January 1, 2012, for a period of 12 months.  For his services under this agreement we will pay AMA $5,000 per month, plus reasonable out of pocket expenses, to be paid either in cash, in common stock or in warrants, based on mutual agreement.

Note 10.                 Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern. Since inception, we have reported net losses, including losses of approximately $1.6 million and $5.2 million during the years ended September 30, 2011 and 2010, respectively. We have reported a net loss of $316,483 during the nine months ended June 30, 2012. We expect to report net losses in the foreseeable future until we are able to generate meaningful cash revenues from operations. At June 30, 2012, our working capital deficit and accumulated deficit were approximately $1.1 million and $55.5 million, respectively. Net cash used by operating activities was $1,194,439 during the nine months ended June 30, 2012, compared to $560,150 for the nine months ended June 30, 2011. During the nine months ended June 30, 2012, we have funded our operations through sales of our common stock in the amount of $1,050,520, preferred stock in the amount of $660,935, and proceeds from notes payable in the amount of $53,000.

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

Part I, Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview and Background

The following management’s discussion and analysis is intended to provide information necessary to understand our unaudited condensed consolidated financial statements and highlight certain other financial information, which in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition, and results of operations. In particular, the discussion is intended to provide an analysis of significant trends and material changes in our financial condition and operating results during the three and nine months ended June 30, 2012 compared to the three and nine months ended June 30, 2011. Operating results for the three and nine months ended June 30, 2012 are not necessarily indicative of the results that may be expected for any future period. Investors should read the following discussion and analysis in conjunction with our condensed consolidated unaudited interim financial statements and related notes in this Form 10-Q and our audited financial statements and related notes for the year ended September 30, 2011, as previously reported in our Annual Report on Form 10-K.

We are engaged in the development and sale of renewable energy solutions using our direct methanol micro fuel cell technology. Our fuel cells are designed to replace existing rechargeable battery technology in a variety of applications and can run in either aerobic or anaerobic modes. We are developing solutions specifically targeted for the military, transportation, and portable electronics applications. Our long-lasting, efficient and safe power solutions include devices such as notebook PCs, military radios, and other power-hungry computer, entertainment and communications products. We use a unique, patented, silicon-based design for our Powerchip TM micro fuel cells that creates higher power densities and enables lighter-weight, smaller form-factors, and will potentially create more cost effective, manufacturing and potentially lower product costs.

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

We have won awards for our technology over the years, the most recent recognition being the Best of What’s New TM award from the distinguished publication Popular Science TM.

Along with our on-going efforts to develop and improve our technology, we have sought out interested third parties and potential customers to test prototypes of our technology and to explore potential sales and licensing opportunities. We have entered into non-binding letters of intent with EKO Vehicles of Bangalore (“EKO”), the Hobie Cat Company. In addition, we have a letter of interest from a large US defense supplier and a letter of interest with a large United States based aerospace company. Our unique fuel cell technology allows us to use older generation, low cost computer chip factories to manufacture the PowerChip TM fuel cell. We have been in discussions with a large defense entity in India to license our technology for manufacture at an existing factory in India.

We also intend to design and distribute the fuel cartridges that these fuel cells require for refueling. We expect to generate future revenues from the sale and licensing of both fuel cartridges and the completed fuel cells. Our current business plan contemplates that we will subcontract to third parties substantially all of the production and assembly.

The deployment of our business strategy has been significantly delayed by the availability of capital and our inability to raise sufficient capital to fund ongoing operations, sales and marketing and production. Dependent on our raising sufficient financing, we intend to focus on production and delivery of products to customers and sales efforts. See “Liquidity and Capital Resources” below for further discussion.

Recent Financing Activities

•         In April 2012 we issued 80,000,000 shares at $0.0112 per share for our common stock with 80,000,000 accompanying warrants to purchase warrants exercisable at $0.015 to multiple investors and received gross proceeds of $896,000.

•         In April 2012 we issued 10,714 shares of our Series C Convertible Preferred Stock to Green World Trust for $7.00 per share with net proceeds to us of $75,000.

•         In April 2012 we issued a convertible promissory note in the amount of $53,000 to an investor for net proceeds of $50,000.

•         In May 2012 we issued 27,678,572 shares at $0.0112 per share for our common stock with 27,678,572 accompanying warrants to purchase warrants exercisable at $0.015 to multiple investors and received gross proceeds of $310,000.

Results of Operations

Three Months Ended June 30, 2012, Compared to Three Months Ended June 30, 2011

Revenues for the three months ended June 30, 2012 and 2011 were $0 and $0, respectively.

Research and development expenses (“R&D”) consist primarily of salaries and other personnel-related expenses, facilities costs, and other laboratory and research related expenses. Total R&D costs for the three months ended June 30, 2012 increased by $20,400, to $128,770 from $108,370 in for the same period in 2011.  The increase was primarily due to increase in R&D salaries and wages of $47,583 and increase in project expenses of $8,391.

General and administrative expenses (“G&A”) consist primarily of salaries and related expenses for our management, finance and related personnel, as well as costs for marketing and sales expenses, professional fees, such as accounting and legal, corporate insurance and facilities costs, and non-employee members of our board of directors. The decrease in G&A expense in the three months ended June 30, 2012 of $197,405 was primarily due to the following:

•         a decrease of $91,032 to $6,232 from $97,264 in employee and director stock compensation expense.

•         a decrease of $69,935 in marketing expenses for the three months ended June 30, 2012, to $65 from $70,000, recorded for the same period in 2011.

•         an increase in salaries expense of $41,404 to $152,098 from $110,694, recorded for the same period in 2011.

Interest expense decreased by $188,689 for the three months ended June 30, 2012 to $72,966 compared with $261,655 in the same period in fiscal 2011. The decrease in the three months ended June 30, 2012 compared with the same period in 2011 was primarily due to reduced interest from notes payable and debentures resulting from lower loan balances in 2012 and lower debt discount costs amortized to interest expense in 2012.

During the three months ended June 30, 2012, we recorded net gain on the settlement of liabilities of $49,997 compared with loss of $203,774 in the same period in fiscal 2011. The increase for the three months ended June 30, 2012 over the same period in 2011 was primarily due to settlement of vendor liabilities including gains of $29,082 in settlement with a vendor who provided legal services, and an aggregate of $20,914 gain from settlements with various other vendors.

Nine Months Ended June 30, 2012, Compared to Nine Months Ended June 30, 2011

During the nine months ended June 30, 2012 we recognized revenues of $189,500. This amount was previously paid to us as a deposit under a development agreement with a prior customer. As of September 30, 2011, we recorded that amount on our financial statements as “deferred revenue.” In November 2011, we received notification from the customer that the development project is considered complete and have recognized of this amount as revenue in the nine months ended June 30, 2012.

Total R&D costs for the nine months ended June 30, 2012 decreased by $29,181, to $245,559 from $274,740 in 2011. The decreases were primarily due to lower lease costs incurred under the November 2011 amended lease agreement with the landlord and to the allocation of late fees and interest charged by our landlord in the prior quarter in 2011.

The decrease in G&A expense in the nine months ended June 30, 2012 of $597,521 was primarily due to the following:

•            a decrease of $223,820 in employee and director stock compensation expense in the nine months ended June 30, 2012– we had $29,430 of such expense in the nine months ended June 30, 2012, compared to $253,250 same period in fiscal 2011. The expense in the nine months ended June 30, 2011 of fiscal 2011 were higher as a result of stock options issued to management and employees in November 2010 to encourage retention and to compensate for salary reductions and deferrals; we had no similar stock option grants in the comparable quarters of fiscal 2012.

•            a decrease of $159,788 in marketing expenses for the nine months ended June 30, 2012, to $6,691, from $166,479, recorded for the same period in 2011. This was primarily due to non-cash expense incurred during the nine months ended June 30, 2011 related to common shares issued for payment of investment and public relations services.

•            a decrease in salaries expense of $144,048 to $173,929 from $317,977, recorded for the same period in 2011. The decrease was primarily due to the reductions of officer’s salaries under terms of the Director, Officer, and Employee Sales Incentive Plan.

Interest expense decreased by $221,617 for the nine months ended June 30, 2012 to $228,701 compared with $450,318 in the same period in fiscal 2011. The decrease in the nine months ended June 30, 2012 compared with the same period in 2011 was primarily due to reduced interest from notes payable and debentures resulting from lower loan balances in 2012 and partially offset by increased debt discount costs amortized to interest expense in 2012.

During the nine months ended June 30, 2012, we recorded net gain on the settlement of liabilities of $1,056,685 compared with loss of $463,374 in the same period in fiscal 2011. The increase for the nine months ended June 30, 2012 was due to the $231,000 gain from the Abramowitz settlement plus settlement of vendor liabilities including gains of $197,000 in settlement with our landlord, $152,000 in settlement of a note payable with a service provider, $144,000 from the payment of an outstanding balance to a consultant paid in our common stock, and an aggregate of $343,000 gain from settlements with various other vendors.

Liquidity and Capital Resources

We used cash of $1,194,439 in our operating activities in the nine months ended June 30, 2012, compared to $560,150 in the same period in 2011. During the nine months ended June 30,2012 our use of cash was offset by $315,673 by the payment of services with equity instruments, and $167,413 by the amortization of certain debt discounts.  We also incurred a non-cash charge of $1,056,685 related to gains on debt settlements.

Our financing activities provided cash of $1,753,081 in the nine months ended June 30, 2012 compared to $592,690 in the same period in 2011. During the nine months ended June 30, 2012, we entered into securities purchase agreements with investors for the purchase of shares of Series C preferred stock and common stock warrants, and through June 30, 2012, we received proceeds of $660,935 from these agreements. In addition, we paid $11,374 against notes payable balances. Changes in cash from financing activities also reflect net proceeds from sale of common stock of $1,050,520, and proceeds from notes payable of $53,000.

There was no investing activity in the nine months ended June 30, 2012 or 2011 due to limited cash resources.

Material Trends, Events or Uncertainties

We are not certain how the current economic downturn may affect our business.  Because of the global recession, government agencies and private industry may not have the funds to purchase its power systems.  It may also be more difficult for us to raise capital in the current economic environment. Other than as discussed herein, the Company does not know of any material trends, events or uncertainties that may impact its operations in the future.

Going Concern

Our condensed consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The report of our auditors on our consolidated financial statements for our fiscal year ended September 30, 2011 indicates that there is substantial doubt about our ability to continue as a going concern based upon our balance sheet, cash flows and liquidity position. We cannot provide assurance that we will obtain sufficient funders from financing or operating activities to support continued operations or business deployment. Our financial statements for the three and nine months ended June 30, 2012 and 2011 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classifications of liabilities that may result from the outcome of this uncertainty.

Since our inception, we have reported net losses, including losses of approximately $1.6 million and $5.2 million during the years ended September 30, 2011 and 2010, respectively. For the nine months ended June 30, 2012, we had net loss of $316,483 and used net cash of approximately $1.2 million in operating activities. We expect that we will report net losses into the near future, until we are able to generate meaningful cash revenues from operations. At June 30, 2012, our working capital deficit and accumulated deficit were approximately $1.1 million and $55.5 million, respectively.

During the past several years, we have funded our operations through sales of our common and preferred stock, short-term borrowings, and settlement of accounts payable by issuance of common stock. During the nine months ended June 30, 2012, we have funded our operations through sales of our common stock in the amount of $1,050,520, preferred stock in the amount of $660,935, and proceeds from notes payable in the amount of $53,000.

We require additional financing to execute our business strategy and to satisfy our near-term working capital requirements. Our operating expenses will use a significant amount of our cash resources.  As of June 30, 2012, we had approximately $714,000 in accounts payable. Our management seeks to raise additional financing to fund future operations and to provide additional working capital to fund our business. Without additional funding, our cash is estimated to support our operations through October 2012. We cannot provide assurance that we will obtain sufficient funders from financing or operating activities to support continued operations or business deployment Without the needed funding or adequate cash flow from operations, we may be forced to curtail our development or cease our operations altogether, which may include seeking protection under the bankruptcy laws.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. Our critical accounting policies include revenue recognition, accounting for research and development costs, accounting for contingencies, accounting for income taxes, and accounting for share-based compensation. For a more detailed discussion on our accounting policies, see Note 1 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

Off-Balance Sheet Arrangements

As of June 30, 2012 we did not have any off-balance sheet arrangements.

Part I, Item 3.     Quantitative and Qualitative Disclosures about Market Risk.

As a smaller reporting company, we are not required to provide this disclosure.

Part I, Item 4.    Controls and Procedures.

(a)     Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that material information is: (1) gathered and communicated to our management, including our principal executive and financial officers, on a timely basis; and (2) recorded, processed, summarized, reported and filed with the SEC as required under the Securities Exchange Act of 1934, as amended.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective for gathering, analyzing and disclosing the information that we are required to disclose in reports filed under the Securities Exchange Act of 1934, as amended. In performing the assessment for the quarter ended June 30, 2012, our management concluded that our disclosure controls and procedures were not effective to accomplish the foregoing, due to the material weakness in internal control over financial reporting that was first identified in 2008 and was most recently described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

(b)     Changes in Internal Controls Over Financial Reporting.

No changes were made in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(c)     Limitations on Disclosure Controls and Procedures.

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

Part II, Item 1.                   Legal Proceedings.

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

On March 7, 2012, we consummated settlement terms (the “Settlement”) with Abramowitz whereby we settled outstanding claims and counter-claims under litigation. The parties agreed to a mutual release (the “Release”) whereby Abramowitz released us and the other defendants from any and all claims pertaining to the litigation, and we released Abramowitz from any and all counter-claims pertaining to the litigation. Under the terms of the Settlement, we agreed to pay Abramowitz an aggregate of $128,000, as follows: (i) $30,000 was paid one business day after execution of the Release and other settlement documents, (ii) $45,000 was paid by our directors’ and officers’ liability insurer within 45 days of the Release, and (iii) with respect to the remaining balance of $53,000, Abramowitz is to receive 20% of any new funding received by the Company, the payments of which will be applied against the remaining balance. On May 1, 2012, we paid Paul Abramowitz, former Chairman, Director, and CEO of the Company, $53,000, which represented full and final settlement of all outstanding claims and counter-claims under litigation.

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

On May 11, 2012, we agreed to settlement terms with James Smith, the former chairman of our board of directors and Robert J. McGovern, a former director, whereby we entered into a Settlement Agreement and Release for outstanding claims for indemnification in their defense of the Abramowitz litigation. Under the terms of the Settlement Agreement and Release, we agreed to pay an aggregate of $67,000 (the “Settlement Amount”) which is payable as follows: (i) $35,000 payable within 21 days of the Settlement Agreement and Release and (ii) $32,000 payable no later than 180 days of the Settlement Agreement and Release. Until the Settlement Amount is paid in full, we will make a best effort to pay 10% of all new investor funding received by the Company, which is to be applied against the Settlement Amount. In addition, we agreed to sign a stipulated judgment in the amount of $67,000, less any amount actually paid by the Company with 5% interest charged from the date of default, to be entered only upon an event of default of the Settlement Agreement and Release.

●  Senita Investments Ltd. In December 2011, Senita Investments Ltd. filed a lawsuit in King County Superior Court, Seattle, Washington (Senita Investments, Ltd. v. Neah Power Systems, Inc.  Cause No. 11-2-41371-3) alleging breach of contract for failing to meet contractual obligations under certain outstanding debentures (in aggregate principal amount of $49,900) and seeking in excess of $300,000 in damages. In February 2012, we entered into a settlement agreement with Senita, pursuant to which Senita assigned the debentures to another investor, and Senita dismissed its lawsuit against us.

Part II, Item 1A.                Risk Factors.

As a smaller reporting company we are not required to provide this information.

Part II, Item 2.                   Unregistered Sales of Equity Securities and Use of Proceeds.

The information below lists all of the securities we sold during the three months ended June 30, 2012 that were not registered under the Securities Act of 1933, as amended, including new issues, securities issued in exchange for property, services, or other securities, and new securities resulting from the modification of outstanding securities.

No underwriting discounts or commissions were incurred in connection with any of the following transactions, except as noted. Each of the transactions was conducted as a private placement, without the use of any general solicitation, and was exempt from registration under Section 4(2) of the Securities Act of 1933.

Series C Preferred Stock (“Series C”)

•	In April 2012, Green World Trust purchased 10,714 shares of Series C for $7.00 per share with net proceeds to us of $75,000. In addition Green World Trust received three-year warrants to purchase 10,704,000 shares of our common stock at an exercise price of $0.015 per share. The conversion of these Series C and exercise of these warrants is conditional upon an amendment to our Articles of Incorporation to increase the number of authorized shares of common stock.

•	In June 2012, under terms substantially the same as the Securities Agreement, as compensation under a consulting agreement we issued to a consultant 10,000 shares of Series C valued at $7.00 per share for a total value of $70,000. In addition, the consultant received three-year warrants to purchase 10,000,000 shares of our common stock at an exercise price of $0.015 per share. The conversion of these Series C and exercise of these warrants is conditional upon an amendment to our Articles of Incorporation to increase the number of authorized shares of common stock.

•

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

Nolan Securities Corp. acted as a financial advisor in connection with the private placement of this transaction and as a result of these placements received a cash placement fee equal to 10% of the gross proceeds totaling approximately $90,000, 8,000,000 shares of our common stock, and an additional fee to cover expenses related to this offering equal to 3% of the gross proceeds totaling approximately $26,000. In addition, Nolan Securities Corp.  received a warrant for the purchase of 8,000,000 shares of our common stock at an exercise price of $0.015 exercisable during a period of 3 years from the date of issue. The exercise of these warrants is conditional upon an amendment to our Articles of Incorporation to increase the number of authorized shares of common stock.

•

On May 1, 2012, Green World Trust converted $156,000 in convertible debentures into 37,052,294 shares of our common stock. In addition, Green World Trust exchanged interest accrued on the debentures in the amount of $11,046 for 2,806,439 3-year warrants to purchase shares of our common stock at an exercise price of $0.005 per share. We also issued 3,000,000 3-year warrants at an exercise price of $0.005 per share to Green World Trust as an incentive to convert the debentures.

•	On May 1, 2012, we issued 154,714 shares of our common stock in payment of dividends to Green World Trust under terms of the Series C.
•	Between May 6, 2012 and June 6, 2012, we issued 897,496 shares of our common stock in payment of dividends to New Power Solutions under terms of the Series C.
•

Between May 2, 2012 and May 15, 2012, we issued 27,678,572 shares of our common stock to seven accredited investors at a price per share of $0.0112, and received gross proceeds of $310,000. We also issued 27,678,572 three year warrants with an exercise price of $0.015 per share. The exercise of these warrants is restricted both for a period of six months from the date of the issuance, and until an amendment to our Articles of Incorporation to increase the number of authorized shares of common stock.
•

Between May 4, 2012 and May 17, 2012, we issued 2,678,571 shares of our common stock to Nolan Securities Corp. who acted as a financial advisor in connection with the placement noted above. We also issued 2,678,571 three (3) year warrants with an exercise price of $0.015 per share. The exercise of these warrants is restricted both for a period of six (6) months from the date of the issuance, and until an amendment to our Articles of Incorporation to increase the number of authorized shares of common stock.
•	Between May 24, 2012 and June 11, 2012, we issued 400,000 shares of our common stock to Levitate Labs for services rendered.
•	On May 3, 2012, we issued 1,400,000 shares of our common stock to a consultant for services rendered.
•	On May 15, 2012, we issued 6,000,000 shares of our common stock to in payment against a note payable valued at $60,000.

Part II, Item 3.                    Defaults Upon Senior Securities.

None.

Part II, Item 4.                    Reserved.

Part II, Item 5.                    Other Information.

On June 30, 2012, we agreed to a separation with Stephen M. Wilson, our Chief Financial Officer. This was not related to any disagreement between Mr. Wilson and us. We are currently negotiating a final separation agreement with Mr. Wilson and will file by amendment to the Form 8K originally filed on July 6, 2012. We have appointed David Schmidt, currently a member of our Board of Directors, and a member of our Audit Committee, to serve as acting Principal Financial Officer of the Company. For his role as our Acting Principal Financial Officer his monthly compensation will be $2,500 payable in cash.

Part II, Item 6.                    Exhibits.

See the Exhibit Index immediately following the signature page of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEAH POWER SYSTEMS, INC.

Dated: August 20, 2012	By:	/s/ GERARD C. D’COUTO
Gerard C. D’Couto
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 20, 2012	By:	/s/ DAVID SCHMIDT
David Schmidt
Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

No.	Description
10.1	Form of Securities Purchase Agreement for purchase of common stock and warrants to purchase common stock. (1)
10.2	Independent Consulting Agreement. (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. (2)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. (2)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 per Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*   XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1) Previously filed on Form 10-Q on May 2, 2012.

(2) Filed herewith.