Form 10-K
period 2012-09-30
NEAH POWER SYSTEMS, INC.
filed 2012-12-31
CIK 1162816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2012

OR

☐            TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-49962

NEAH POWER SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Nevada	88-0418806
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

22118 20th Ave SE, Suite 142, Bothell Washington	98021
(Address of principal executive offices)	(Zip Code)

(425) 424-3324

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities registered pursuant to Section 12(g) of the Exchange Act:

 Common Stock, $0.001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐   No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of a “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.   (Check One)

Large Accelerated Filer ☐		Accelerated Filer ☐

Non-accelerated Filer ☐	(do not check if smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates was approximately $2,097,953 as of March 31, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter) based upon the closing price of common stock on that date of $0.01.

As of December 21, 2012 there were 529,681,022 shares of the Registrant’s $0.001 par value common stock issued and outstanding.

Documents Incorporated By Reference: None

EXPLANATORY NOTE

As used herein, the terms “Neah,” “Neah Power,” “Neah Power Systems,” “Company,” “we,” “our” and like references mean and include both Neah Power Systems, Inc., a Nevada corporation, and our wholly-owned subsidiary, Neah Power Systems, Inc., a Washington corporation.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Specifically, all statements other than statements of historical facts included in this Annual Report on Form 10-K regarding our financial position, business strategy and plans and objectives of management for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of management, as well as assumptions made by and information currently available to management. When used in this Annual Report on Form 10-K, the words “anticipate,” “believe,” “estimate,” “expect,” “may,” “will,” “continue” and “intend,” and words or phrases of similar import, as they relate to our financial position, business strategy and plans, or objectives of management, are intended to identify forward-looking statements.

These statements reflect our current view with respect to future events and are inherently subject to risks and uncertainties, many of which we cannot predict with accuracy and some of which we might not even anticipate. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions at the time made, we can give no assurance that such expectations will be achieved. Future events and actual results, financial and otherwise, may differ materially from those expressed in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements. We undertake no duty to update or revise any forward-looking statements after the date of this Annual Report on Form 10-K and the documents incorporated herein by reference or to conform them to actual results, new information, future events or otherwise, except as may be required by law.

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
•         general market, labor and economic conditions and related uncertainties; and
•         our limited operating history, and current debt and working capital conditions

These factors are the important factors of which we are currently aware that could cause actual results, performance or achievements to differ materially from those expressed in any of the forward looking statements. We operate in a continually changing business environment and new risk factors emerge from time to time. Other unknown or unpredictable factors could have material adverse effects on our future results, performance or achievements. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Annual Report on Form 10-K may not occur.

For a discussion of these and other factors that may affect our business, results and prospects, see “Item 1A – Risk Factors” beginning on page 6. Readers are urged to carefully review and consider the various disclosures made by us in this Report and in our other reports previously filed with the Securities and Exchange Commission (the “SEC”), including our periodic reports on Forms 10-K, 10-Q and 8-K, and those described from time to time in our press releases and other communications, which attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

PART I

ITEM 1.     BUSINESS

Overview

Neah Power Systems, Inc. (NPWZ.OB) is engaged in the development and sale of renewable energy solutions using proprietary fuel cell technology. Our fuel cells are designed to replace existing rechargeable and non-rechargeable battery technology in a variety of applications. We have developed solutions specifically targeted for the military, transportation, and portable electronics applications, and are continuing to pursue additional applications for our technology. Our long-lasting, efficient and safe power solutions include devices such as notebook PCs, military radios, and other power-hungry computer, entertainment and communications products.

We are developing two classes of fuel cells, one referred to as the PowerChip™  and the other as the PowerPlay™  product. The PowerChip™ is a silicon based fuel cell that uses traditional computer chip manufacturing to build the fuel cell. The PowerPlay™  product was developed during the last two years using some processing steps of the PowerChip™  technology and using polymeric materials for a lower cost, consumer oriented product. The PowerChip™  is targeted for applications (anaerobic) where the quality of the surrounding air is unpredictable or not available like diesel-fumes contaminated environments or underwater applications. The PowerPlay™  product uses air from the surrounding environment and is targeted for consumer-oriented and less aggressive applications for lower power ranges. Our technology and its application have been validated both by our own research and customer results. We believe our fuel cells will outperform lithium ion batteries and other similar power sources, with longer run time, shorter recharge time, ease of portability, and other measures of performance. We anticipate that our fuel cell solution will be particularly beneficial in applications requiring the use of more than one battery because the user will only need to use a single fuel cell with a supply of smaller fuel cartridges, resulting in reduced overall size and weight.

We have an intellectual property portfolio consisting of 12 issued patents, 2 patents pending and 1 pending application, that are being developed and various trade secrets for our proprietary technology.  We use a unique, patented and award winning, silicon-based design for our Powerchip™  micro fuel cells that enable higher power densities, lower cost and compact form-factors. The PowerChip™  technology has been recognized for both its innovativeness and its application potential from noted sources including the 2012 ZINO Green finalist, the 2010 WTIA finalist, 2010 Best of What’s New Popular Science and other awards.

Strategy and Current Business

Along with our on-going efforts to develop and improve our technology, we have sought out interested third parties and potential customers to purchase and validate our products and to explore potential sales and licensing opportunities. In 2012 we delivered a commercial system based on the PowerChip™  platform to a Fortune 150 US Defense Supplier.  The defense supplier is exploring the use of our PowerChip™  fuel cell for a range of applications including soldier power, remote power stations, and unmanned underwater and aerial vehicles. We anticipate additional purchase orders from this customer with broader adoption in 2013.  This success was made possible by our efforts during 2012 and 2011 to advance the development and maturity of our systems, improve design, test longevity of the fuel cell and completion of a closed-loop, self-contained system, not requiring the availability of oxygen from the environment.

This “anaerobic” system is an important differentiating feature of our PowerChip™  fuel cell technology. The “non-air breathing” feature of creating its own oxygen allows operation in a wide range of environmental conditions that is not dependent upon temperature, humidity, or particulate. This would include extreme environments, such as underwater, high atmospheric, or particulate or gaseous contaminated conditions.  This is an important feature for underwater, aerial, and other mission critical applications. The fuel cell is insensitive to relative humidity and temperature only to the extent of the freezing point of the fuel itself.

PowerPlay™ is an instantly rechargeable miniature fuel cell, comparable in size to leading edge smart phones.  The fuel cell has no moving parts, uses cost effective, highly-manufacturable technologies. This technology has been under development by us for the last two years, and we are in the process of completing patent applications, and have various trade secrets, and ‘know how’ related to this technology. The replaceable cartridge consists of a non-toxic biofuel and supporting electrolyte, and when connected to the PowerPlay™  fuel cell, instantly displaces the old (spent fuel) and re-charges it with fresh fuel. The cartridge can then be disconnected. PowerPlay™  fuel cell charges all smart phones using a standard USB output. No modification is needed to the phone, but depending on the model of phone, it might need connector adaptors. We expect to launch this product in spring of 2013, and have seen early interest from consumer and telecom companies.

We continue to explore licensing and product sales opportunities with leading defense, commercial and consumer companies. Our discussions with potential customers include, but are not limited only to, the following:

•     Continuing discussions with a large defense entity in India to license our technology for production and use for India military applications.

•     We have a letter of interest with a large U.S.-based aerospace company, and we have provided a scope of work with detailed milestones and a commercial proposal for commercial aviation applications. Depending on the availability of sufficient funding, our plans for fiscal 2013 include progress on various milestones related to this scope of work.

•     A company in South Africa is very interested in using our fuel cell technology for off-grid power applications.

•     We have commercial proposals for the PowerPlay™ technology to a large consumer company who has expressed interest in this product.

•     We continue to submit grant proposals to various defense agencies for both the PowerChip™ and the PowerPlay™ technologies. These are jointly submitted with the defense supplier and other parties.

Our business model includes the potential to license the manufacturing of our fuel cells or to purchase product directly from the Company. Previously, our business plan contemplated an outsourced manufacturing business model, subcontracting to third parties substantially all of the production and assembly. The shift to emphasize a licensing strategy, while continuing an outsourced manufacturing model, is intended to further leverage existing third-party manufacturing capacity in the semiconductor industry. We believe that our licensing strategy will be particularly attractive to customers who have access to their own computer chip manufacturing capacity, because our products can be manufactured with existing equipment used in the semiconductor industry without significant capital outlays for new equipment.

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

For the PowerChip™  technology, we are focusing our initial sales strategy on markets requiring anaerobic or low-oxygen content environments, such as underwater, transportation, aerospace and military applications. Our product focus for fiscal 2013 will be directed to our business with the aforementioned US defense supplier and the proposal to the commercial aviation provider, as well as fuel cell range extenders for electric and other recreational vehicles.

For the PowerChip™  and the PowerPlay™  product, we will also continue to pursue adoption in the consumer markets. While the size of the consumer markets is very significant, the adoption cycle can be much longer than the other markets that we are currently focused on. These longer adoption cycles are driven by longer lead times for product development, distribution, supply chain implementation, and consumer specific safety testing. We are in preliminary discussions with a large consumer company for consumer applications, which, if successful, is expected to take 24 to 36 months for product placement on store shelves.

The deployment of our business strategy has been delayed during 2011 and 2012 by the availability of capital and our inability to raise sufficient capital to fund ongoing operations, sales and marketing and production. Assuming we are able to continue to obtain sufficient financing, we intend to focus on production and delivery of products to customers and sales efforts. We intend to continue to develop business relationships and demonstrate our technology to potential leading edge adopters.

Our Patented PowerChip™  Technology

Our PowerChip™  fuel cell design utilizes a patented porous silicon electrode structure and circulating liquid streams of fuel, oxidant and electrolyte that produce the chemical reactions needed to generate power. We believe that our use of porous silicon and liquid oxidant is unique in the fuel cell industry. In final form, our products can be packaged in plastic casings to create self-contained systems that retain the excess water produced during operation and prevent contamination to the cathode as occurs in traditional Proton Exchange Membrane (“PEM”) based direct methanol fuel cells.

Our PowerPlay™  technology is targeted for low power applications and uses air from the surrounding ambient in its current implementation. We are also exploring the use of the PowerChip™  technology for these low power, consumer oriented applications. The PowerPlay™  product is based on an Anion Exchange Membrane, and uses some processing steps from the PowerChip™  technology to build a cost effective product for consumer oriented applications.  We intend to discuss our PowerPlay™  technology in more detail as we implement patent protection around this technology.

Our PowerChip™  technology was developed to address various issues seen with the incumbent PEM-based direct methanol fuel cells. We believed an entirely new design approach was necessary to achieve the power density, manufacturability, cost and reliability, and the unique ability to operate in anaerobic (non air-breathing) environments required by portable electronic devices and transportation applications. Furthermore, since our design is based largely on standard silicon wafer processing, we believe that it should have significant manufacturing advantages over traditional fuel cells. Compared to competing direct methanol fuel cell technologies that use carbon-based electrodes and solid PEM’s, we believe that our fuel cell’s silicon-based approach will deliver higher power output, lower cost for the equivalent size of fuel cell, a cost efficient manufacturing model that is used by the semiconductor industry, and aerobic and anaerobic operations.

Comparison Between Porous Silicon Fuel Cells and PEM-Based Designs

We believe that the principal advantages of our PowerChip™  approach over PEM-based designs include:

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

We believe that the principal disadvantages of our approach consist of the following factors:

•       Our approach requires both the fuel cell and the cartridge to contain acids at corrosive concentrations. While these acid concentrations are lower than those extant in various widely-used liquid acid batteries, it is nonetheless important to ensure that users of the technology are safely separated from these acids.

•       The need to select materials compatible with the chemistry.

As an ongoing effort to increase the competitiveness of our product, we are focused on the following continuous improvement programs that we believe will further enhance the performance differentiation of our fuel cell, reduce the cost, and enhance manufacturability and increase lifetime and reliability:

•       Increase the volumetric power density over the power density currently available in our fuel cells - this will enable more compact solutions;

•       Continue development of manufacturing techniques for fuel cell and fuel cartridge assembly, allowing the unit to meet relevant specifications (such as those of the Underwriters Laboratories) that are required by many customers;

•       Further develop manufacturing techniques for key components of the fuel cells and locate suitable manufacturing partners or subcontractors;

•       Reduce the precious metal content of the fuel cells from present levels according to a staged program in order to meet and exceed our production cost objectives; and

•       Improve the aerobic solution that will provide higher energy density for aerobic applications, while leveraging other capabilities from our anaerobic system.

Our Industry

The Fuel Cell Market

Revenues generated in the fuel cell portable power market is estimated to have been $177 million in 2009 and is expected to reach $1.3 billion per year by 2016, according to market research companies like Frost and Sullivan and from our own research. Of this larger market, the market segment for underwater-unmanned applications is estimated to be growing at a 30% cumulative annualized growth rate. The market for batteries for transportation is expected to be in the $10 billion range by 2015. In all these markets, significant portions of the market can be served either by a fuel cell replacement of, or complement to, the existing battery technology. Fuel cells can be categorized by the market applications they potentially serve and by their power output. We are focused on providing an alternative or a complementary technology to conventional batteries for portable electronic devices that typically operate in the 5W to 4000+ Watt range. Specifically, we are targeting small-scale and two- and four-wheeler transportation vehicles, military, industrial and consumer markets with potential applications for computer, electronic media as well as products for military and homeland security electronic equipment.

These segments of the fuel cell market include low-power systems (less than 10 Watts) for low-power devices and trickle chargers, and higher-power systems (greater than 100 Watt) typically aimed at stationary power generation or vehicle power plants. In particular, our technology may provide some unique advantages over batteries and other types of fuel cells in harsh environments or where access is limited or unavailable.

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

Within the 10-100 watt battery replacement space, the dominant technology direction over the last 30 years has been the ongoing development of fuel cells based on Proton Exchange Membrane (PEM) technology. A single PEM is usually a polymeric structure resembling a thin sheet of plastic that conducts protons, acting as a solid-state electrolyte for electrochemical reactions. Typical PEM-based fuel cells use this material as a basic building block of the electrochemical power generation unit. PEM-based solutions may use either the oxidation of hydrogen gas as the fuel source or the direct oxidation of liquid methanol in the direct methanol fuel cell configuration.

The commercial development of PEM-based solutions has been hampered by a number of technical issues. Performance of these PEM membranes is highly dependent on maintaining tight environmental control of the operating conditions, which has been difficult to achieve in product-based designs. Longevity of the PEM-based systems has also been a challenge with membrane and catalyst degradation issues limiting the operating life of the systems. Finally, PEMs are expensive to manufacture because they use costly proprietary materials and because the industry has not been able to develop the scalable low-cost manufacturing processes that are needed for the unique PEM fuel cell requirements.

Remote Area Power Supplies (“RAPS”) Market

We are pursuing the RAPS market, renewable energy, fuel cell-based power generation and storage systems that can be used for distributed power applications where the quality of the electrical grid is non-existent or sub–par, or where back-up power is needed. Systems for this market can provide 1kW to 10+ kW power systems that can operate off the grid. These systems would include a renewable, DC-based generation system (solar, wind, etc.), a power modulation system (DC-DC converter, DC-AC inverter) and storage systems. We expect increasing demand based on the current focus on renewable energy, and the need to reduce dependence on depleting fossil fuels resources. Based on our internal marketing estimates and reports published by the marketing research firm of Frost and Sullivan, this market was estimated to be approximately $500 million in 2009 and is expected to grow to $2.5 billion by 2016. In addition, RAPS products could provide backup power for critical infrastructure like cell phone towers, communication infrastructure and other command and control systems in developed and developing countries.

Market for Military Applications

Our research and development efforts to date have demonstrated the potential use of our fuel cells in a variety of military applications. The completion of our prototype and the extended testing has demonstrated that the technology has the potential to provide higher density power at longer durations in a more reliable fashion. In addition, we believe our fuel cells will provide a more environmentally-friendly solution compared with rechargeable or non-rechargeable batteries solutions as they relate to manufacturing processes and waste disposal. Our products particularly address anaerobic needs such as underwater, underground, close quarters and high altitude and no atmosphere applications specific to military needs.

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

Market for Industrial Applications and Transportation

We have a letter of interest with a large U.S.-based aerospace company, and we have provided a scope of work with detailed milestones and a commercial proposal for commercial aviation applications to provide fuel cells for ground- and altitude-based operations. Depending on the availability of funding, our plans for fiscal 2013 include progress on various milestones related to this scope of work. If we are successful with our proposal, this could be a multi-year effort to incorporate fuel cells into commercial aviation applications.

We have a commercial proposal into a company that is considering using our technology for underwater, seabed monitoring. Our unique non-air capability, and ability to increase the duration of operation by increasing the size of the fuel tank, and potential weight / volume reduction as compared to competing solutions, provide us some unique differentiation.

We are in discussions with a company in South Africa regarding the use of our fuel cells for off-grid power for lighting and other applications. We believe our highly-manufacturable technology; along with the ability to recharge quickly by replacing the spent fuel with fresh fuel give us a competitive position with this prospective customer.

Market for Consumer Mobile Electronics

Recent trends continue to demonstrate a need for better and longer lasting power solutions to close the “power gap” - the difference between power capacity and power need - thus enhancing mobility and productivity. Based on user demand, mobile electronics companies continue to add features for richer experiences. Notebook PC makers, for example, in recent years have enhanced their products with larger, more vivid color displays, faster processors, larger hard drives, DVD and/or CD drives, as well as multimedia and wireless networking capabilities. Each of these additions requires more power and, taken together, can be a significant drain on a PC’s limited battery capacity. Users are also more dependent on these mobile devices and are using them longer without access to outlet power. Sales of notebook PCs continue to grow faster than those of the overall PC market, and now represent more than half of all PCs sold. The size of the consumer market for fuel cells as battery replacements is estimated to be between $6 billion and $8 billion per year, as reflected in market research by Frost and Sullivan and our internal marketing estimates. Moreover, with the growth and widespread availability of high-speed wireless connections in corporate offices and public locations, “persistent” computing - constant connectivity to the Internet, e-mail and corporate files - is becoming commonplace, creating additional demand for longer-lasting power.

MobiThinking, which aggregates various market research, reported that in 2011, 1.8 billion phones were shipped worldwide, of which 491.5 million were smart phone shipments. These numbers do not include tablets and other forms of consumer products, which can benefit from the PowerPlay™  fuel cell. Of these smart phones, China constituted 22% and the United States 16%, or 78.6 million phones in the US. We believe that the PowerPlay™  product can very cost effectively serve this market by providing instant power for smart phones. The revenue opportunities for the fuel cell, and the recurring revenue stream for the fuel cell cartridges, can be very significant.

While this is a large, and growing, market, we believe that our PowerChip™  and PowerPlay™  fuel cells, when fully developed, will be capable of bridging the mobile electronics “power gap.” Depending on the availability of sufficient funding, we expect to pursue development of products for this market segment.  To this accord, the Company has developed PowerPlay™; a consumer oriented passive fuel cell recharging solution slated for full release in the Spring of 2013.

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

Our Proprietary Rights and Intellectual Property

We rely primarily on patents and contractual obligations with employees and third parties to protect our proprietary rights. We continue to seek appropriate patent protection for our proprietary technologies by filing patent applications in the U.S. and in certain foreign countries. As of the date of this Annual Report on Form 10-K, we own or control 12 issued patents, have 2 patents pending and have 1 pending application.

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

Research and Development

We conduct our research and development, marketing and sales activities at our headquarters in Bothell, Washington. Contingent upon the receipt of adequate financing, we plan to continue investing in research and development, marketing, and sales. We anticipate that these efforts, and resulting costs, will increase in fiscal 2013 compared to prior years due to increased product development related to specific customer products and to additional improvements to our technology. For the years ended September 30, 2011 and 2012, our expenses related to research and development were $340,352 and $455,274, respectively.

Employees

As of September 30, 2012, we had 9 employees, including one executive officer, one administrative and seven technical employees.  We also had an additional executive officer who is a part time contractor and not an employee. We continue to use part-time staff composed of former full-time employees, and contractors for various technical and administrative services. We expect to continue to use outside business development consultants, whose compensation will be based on revenue opportunities they create.

History

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

The purpose of the merger was to enable Neah Power Washington, as Growth Mergers, Inc.’s subsidiary, to access the capital markets via a public offering. Our common stock currently trades on the OTC Bulletin Board under the symbol “NPWZ.”

Available Information

We are subject to the information requirements of the Exchange Act and file annual, quarterly and current reports, and other information with the SEC. You may read and copy these reports on our website, www.neahpower.com, and at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 or email the SEC at publicinfo@SEC.gov for more information on the operation of the public reference room. Our SEC filings are also available at the SEC’s website at http://www.sec.gov.  In addition, we make available, without charge, through our website (www.neahpower.com), electronic copies of our SEC filings, as soon as reasonably practicable after we electronically file such reports or amendments with, or furnish information to, the SEC.

ITEM 1A. RISK FACTORS

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

Our current monthly cash operating expenses are approximately $150,000. We have limited revenues and we expect that our current cash will last us only until December 2012. Accordingly, we need to raise financing to fund our operations. In the event we are unable to obtain, on a timely basis, the additional financing required to meet our cash needs, we will have to reduce or curtail operations which would materially and adversely affect our development efforts, and we may need to seek protection under the bankruptcy laws. Even if such financing is obtained, it may not be on commercially acceptable terms or may otherwise substantially dilute the equity interests of our current shareholders.

Our auditors have issued a “going concern” modification in their report on our Consolidated Financial Statements.

The auditors’ report on our Consolidated Financial Statements as of September 30, 2012 and 2011 indicates that there is substantial doubt about our ability to continue as a going concern based upon our accumulated deficit and negative working capital at September 30, 2012, our recurring net losses, and the cash used in operations for the year ended September 30, 2012. We may be unable to obtain sufficient funds from financing activities or our planned operations to support our continued business. If we cannot continue as a going concern, we may need to substantially revise our business plan, cease operations, sell or seek protection under the bankruptcy laws.

We have incurred net losses each year since our inception and had accumulated losses of approximately $56.2 million through September 30, 2012. We expect to continue to incur net losses at least through our fiscal year 2013 and these losses may be substantial. To implement our business strategy, we will continue to incur considerable research and development expenses and capital expenditures. Accordingly, if we are unable to generate substantial revenues to cover these expenses we will not achieve profitability.

We have entered into an amended lease agreement with our Landlord, which includes a Confession of Judgment, Order of Writ of Restitution which may be acted upon in case of our default.

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

Commercialization, market acceptance, and productization risks

We are transitioning from a developmental organization to a commercialization organization. Neah has traditionally focused on development of the PowerChip technology and has a pilot-scale facility in Bothell to manufacture units. As the Company transitions to commercialization of the technology, there are risks related to the Company’s ability to hire and retain the appropriate talent, ability to scale up the output using internal or outsourced manufacturing, ability of our suppliers to supply the needed quality and quantity of subcomponents, and other raw materials used in our fuel cells and to do it in a cost effective fashion. Fuel cells are a disruptive technology that requires customer and market acceptance.

The fuel cell market is an emerging market, and the adoption by defense, commercial and consumer markets is in the early stages. There is no guarantee of adoption, and further more, cost effectiveness, customer adoption, government regulation and other restrictions could inhibit the adoption of fuel cell technology. As the Company focuses on commercialization of the technology, our quarterly operating results are likely to fluctuate significantly in the future. Fluctuations in our quarterly financial performance may result from research and development costs, increased sales, general and administrative (SG&A) expenses, and the predictability will be very low of sales orders, contracts, and follow business and other commercial opportunities.

Technical risks

Neah’s technology acceptance requires customers and markets to accept a new paradigm for the operation of fuel cells. The Company also strives to continuously improve its products, and there is the risk of the Company not achieving certain milestones or completion of commercial systems.  Methanol, which is flammable, is the fuel of choice for this class of fuel cells by the Company, as well as its competitors. The energy from the methanol is extracted using an electrochemical reaction which does not include combustion. While the Company intends to package the systems so that they are virtually leak proof, there can be no assurance that will not be manufacturing defects that cause of these acids whose concentrations are comparable to “wet” batteries. The availability and price of methanol would affect the adoption of the fuel cell technology. Our business exposes us to the risk of harmful substances escaping into the environment, resulting in personal injury or loss of life, damage to or destruction of property, and natural resource damage. Our business is subject to numerous federal, state and local laws, regulations and policies that govern environmental protection. These laws and regulations have changed frequently in the past and it is reasonable to expect additional changes in the future, and we are not currently insured against such risks.

Intellectual property risks

The intellectual property is the primary asset of the Company. Our ability to compete effectively will depend, in part, on our ability to maintain the exclusive ownership of our technology and manufacturing processes through a combination of patent and trade secret protection, non-disclosure agreements and other arrangements. Patents may not be issued under pending applications and any issued patents that we hold may not provide adequate protection for our products or processes. Moreover, patent applications filed in foreign countries are subject to laws, rules and procedures that differ from those of the United States and any resulting patents may be difficult to enforce. There can be no assurance that our competitors will not either independently develop proprietary information that is the same or similar to ours or obtain access to our proprietary information. In addition, there can be no assurance that we would prevail if challenges to our intellectual property rights were asserted by third parties against us.

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

Our amendment to the articles of incorporation authorize the issuance of 1,800,000,000 shares of common stock and 5,000,000 shares of “blank check” preferred stock, with designations, rights and preferences that may be determined from time to time by our board of directors, which may be superior to those attached to the common stock. As of the date of this Annual Report on Form 10-K, we have the following designated classes of preferred stock:

•         2,500,000 shares of preferred stock designated as Series A with no shares issued and outstanding;

•         1,000,000 shares of preferred stock designated as Series B Preferred Stock, with 420,700 shares issued and outstanding and which are convertible into an estimated 55,000,000 shares of our common stock as of December 21, 2012 (the exact number of which is not determinable at this time because the Series B are convertible into shares of our common stock based on the future trading price of our common stock). The Series B shares can be converted to Common stock or redeemed in cash, solely at the discretion of the Company; and

•         1,000,000 shares of preferred stock designated as Series C Preferred Stock with no shares issued and outstanding as of December 21, 2012.

Our corporate filings with the Nevada Secretary of State may be subject to challenge.

We implemented our August 2009 authorized share increase from 20 million shares to 80 million shares and six for one forward stock split by, first, filing a certificate of amendment to the our articles of incorporation on August 3, 2009 to increase our authorized common stock and, then, effecting a forward split of six shares of common stock for every one share of common stock outstanding on August 14, 2009. We determined that we incorrectly filed a certificate of amendment pursuant to Nevada Revised Statutes § 78.390 instead of a certificate of change pursuant to Nevada Revised Statutes § 78.209. The certificate of change is the correct Nevada form for increasing authorized capital and affecting a corresponding stock split without stockholder approval. The certificate of correction that we filed with the Nevada Secretary of State corrects the implementation of the increase in authorized common stock and the forward stock split by (i) voiding the certificate of amendment that we filed on August 3, 2009, and (ii) replacing the certificate of amendment with a certificate of change. The certificate of change effects (i) as of August 3, 2009, an increase in our authorized common stock from 20 million shares to 80 million shares, and (ii) as of August 14, 2009 a forward split of four shares of common stock for every one share of common stock outstanding. In addition, our board of directors also adopted resolutions to clarify that our board declared a share dividend of .5 shares of common stock for every one share of common stock outstanding which was effective immediately following the four for one forward split on August 14, 2009. Taken together, the four for one forward split and .5 for one share dividend resulted in the equivalent of a six for one forward stock split. Our legal counsel reviewed this issue and the foregoing approach was recommended to us as the effective way of resolving this issue. However, we cannot provide assurance that the method of correcting the error in the implementation of our increase in authorized common stock and forward stock split will not be subject to challenge or that such challenge would not be successful.

Our stock price is volatile, and we do not intend to pay any cash dividends.

There is a very limited public market for our common stock. We cannot predict the extent to which, or if, investor interest will lead to the development of an active and liquid trading market. If a market for our common stock develops, the price at which our common stock will trade may be highly volatile and may fluctuate as a result of a number of factors, including the number of shares available for sale in the market, variations in our actual and anticipated operating results, our failure to timely achieve technical milestones or to commercialize our fuel cell systems, changes in technology or competitive fuel cell solutions, and our failure to meet analysts’ performance expectations.

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

A DTC “Chill” on the electronic clearing of trades in our common stock may affect the liquidity of our stock and our ability to raise capital.

On August 28, 2012 the Company was first informed that the Depositary Trust Company (DTC) placed a "chill" on the electronic clearing of trades in our shares which has led to some brokerage firms to be unwilling to accept certificates and/or electronic deposits of of our stock and also some will not accept trades in our shares altogether. We have sought advice from third parties on removal of the DTC chill and have initiated dialogue with the DTC in order to seek resolution, but can make no assurances when and/or if the “chill” we be lifted.

The DTC chill affects the liquidity of our shares that may make it difficult to purchase or sell shares in the open market. It may also have an adverse effect on our ability to raise capital since investors may be unable to resell shares into the market. Our inability to raise capital on terms acceptable to us, if at all, could have a material and adverse effect on our business and operation.

Our common stock is subject to penny stock rules.

Our common stock is subject to the SEC regulations for “penny stock.” Penny stock includes any non-Nasdaq or other exchange listed equity security that has a market price of less than $5.00 per share, subject to certain exceptions. The regulations require that prior to any non-exempt buy/sell transaction in a penny stock, a disclosure schedule set forth by the SEC relating to the penny stock market must be delivered to the purchaser of such penny stock. This disclosure must include the amount of commissions payable to both the broker-dealer and the registered representative and current price quotations for the common stock. The regulations also require that monthly statements be sent to holders of penny stock, which disclose recent price information for the penny stock and information of the limited market for penny stocks. These requirements adversely affect the market liquidity of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate offices and laboratory facilities are located at 22118 20th Ave SE, Suite 142, Bothell Washington, where we lease approximately 2,000 square feet of office space and 4,053 square feet of laboratory space. As of November 1, 2011 we entered into an amended lease agreement with the landlord to extend our lease through October 31, 2013. (Please see Note 12 to our Notes to Consolidated Financial Statements). The average monthly rental payment including utilities and operating expenses for the facility is approximately $12,000 per month. We believe that the leased facility is in good condition and adequate to meet our current and anticipated requirements.

ITEM 3. LEGAL PROCEEDINGS

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

As of September 30, 2012 we had settled and paid in full the following legal proceedings:

•       Abramowitz v. Neah Power Systems. On January 20, 2010, our former Chief Executive Officer, Paul Abramowitz, initiated a lawsuit against us for breach of his employment contract. On March 7, 2012, we consummated settlement terms with Abramowitz. Under the terms of the Settlement, we agreed to pay Abramowitz an aggregate of $128,000, which was paid in full as of September 30, 2012.

•       Smith and McGovern litigation. In connection with the Abramowitz lawsuit, our former directors, James Smith and Robert McGovern, made a claim for indemnification for their defense of the Abramowitz action. On May 11, 2012, we agreed to pay to Smith and McGovern an aggregate of $67,000, which was paid in full as of September 30, 2012.

•       Senita Investments Ltd. In December 2011, Senita Investments Ltd. filed a lawsuit alleging breach of contract for failing to meet contractual obligations under certain outstanding debentures. In February 2012, we entered into a settlement agreement with Senita, pursuant to which Senita assigned the debentures to another investor, and Senita dismissed its lawsuit against us.

As of September 30, 2012 we remained a party to certain judgments and legal actions related to failure to pay outstanding invoices on Accounts Payable, representing a total liability of approximately $118,000 which is included in our financial statements as Accounts Payable. We continue to work with these vendors to negotiate and settle these debts, based on available cash resources.

ITEM 4. MINE SAFETY DISCLOSURES

                Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the Over-the-Counter Bulletin Board and the OTC Markets Group (the “OTCQX”) under the symbol “NPWZ.”  Set forth below are the range of high and low closing transactions for the periods indicated as reported by Nasdaq.  The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

	High	Low
Fiscal Year Ended September 30, 2011:
First Quarter (October 1, 2010 – December 31, 2010)	$0.052	$0.014
Second Quarter (January 1, 2011 – March 31, 2011)	$0.016	$0.007
Third Quarter (April 1, 2011 – June 30, 2011)	$0.037	$0.008
Fourth Quarter (July 1, 2011 –September 30, 2011)	$0.015	$0.005

Fiscal Year Ended September 30, 2012:
First Quarter (October 1, 2011 – December 31, 2011)	$0.013	$0.005
Second Quarter (January 1, 2012 – March 31, 2012)	$0.013	$0.006
Third Quarter (April 1, 2012 – June 30, 2012)	$0.024	$0.009
Fourth Quarter (July 1, 2012 –September 30, 2012)	$0.020	$0.011

The last sale price of our common stock on December 21, 2012 was $0.008. The source of the data is www.nasdaq.com.

Holders

As of December 21, 2012, there were approximately 450 holders of record of our common stock. This number does not include beneficial owners of common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

Dividends

We have not paid any cash dividends to date and do not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of our business.  There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, prohibit us from declaring dividends where, after giving effect to the distribution of the dividend: (i) we would not be able to pay our debts as they become due in the usual course of business; or (ii) our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution, unless otherwise permitted under our articles of incorporation.

Unregistered Sales of Equity Securities

The information below lists all of the securities we sold during the fiscal year that ended September 30, 2012, other than those sales previously reported in a Current Report on Form 8-K or a Quarterly Report on Form 10-Q, which were not registered under the Securities Act, including all sales of reacquired securities, as well as new issues, securities issued in exchange for property, services, or other securities, and new securities resulting from the modification of outstanding securities. No underwriting discounts or commissions were incurred in connection with any of the following transactions. Each of the transactions was conducted as a private placement, without the use of any general solicitation, and was exempt from registration under Section 4(2) of the Securities Act.

•         Between July and September 2012, we issued 5,047,942 shares of our common stock to consultants for services rendered, valued at $56,000.

•         In August 2012, we granted a warrant for the purchase of 3,500,000 shares of our common stock under a Separation and Release agreement to a former employee. The warrant is exercisable for a period of 2 years from the separation date at an exercise price of $0.0175.

•         In September 2012, we issued 226,224 shares of our common stock in payment of dividends to New Power Solutions under terms of the Series C preferred stock.

•         In September 2012, we issued 112,848,000 shares of our common stock to multiple investors upon conversion of 112,848 shares of Series C preferred stock.

•         In September 2012, we issued a warrant to purchase 2,884,819 shares of our common stock at an exercise price of $0.0106 per share in exchange for a note dated October 1, 2011 in aggregate principal amount of $27,000.

•         In September 2012, we issued 1,609,111 shares of our common stock, valued at $17,200 in payment against notes payable, debt settlement, and convertible debenture agreements.

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview and Background

The following management’s discussion and analysis is intended to provide information necessary to understand our audited condensed consolidated financial statements and highlight certain other financial information, which in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition, and results of operations. In particular, the discussion is intended to provide an analysis of significant trends and material changes in our financial condition and operating results during the year ended September 30, 2012, compared to the year ended September 30, 2011. Operating results for the year ended September 30, 2012 are not necessarily indicative of the results that may be expected for any future period. Investors should read the following discussion and analysis in conjunction with our audited financial statements and related notes for the year ended September 30, 2012.

We are engaged in the development and sale of renewable energy solutions using proprietary fuel cell technology. Our fuel cells are designed to replace existing rechargeable and non-rechargeable battery technology in a variety of applications. We have developed solutions specifically targeted for the military, transportation, and portable electronics applications, and are continuing to pursue additional applications for our technology. Our long-lasting, efficient and safe power solutions include devices such as notebook PCs, military radios, and other power-hungry computer, entertainment and communications products.

We are developing two classes of fuel cells, one referred to as the PowerChip™  and the other as the PowerPlay™  product. The PowerChip™  is a silicon based fuel cell that uses traditional computer chip manufacturing to build the fuel cell. The PowerPlay™  product was developed during the last two years using some processing steps of the PowerChip™  technology and using polymeric materials for a lower cost, consumer oriented product. The PowerChip™  is targeted for applications (anaerobic) where the quality of the surrounding air is unpredictable or not available like diesel-fumes contaminated environments or underwater applications. The PowerPlay™  product uses air from the surrounding environment and is targeted for consumer-oriented and less aggressive applications for lower power ranges.

We have an intellectual property portfolio consisting of 12 issued patents, 2 patents pending and 1 pending application, that are being developed and various trade secrets for our proprietary technology.  Neah uses a unique, patented and award winning, silicon-based design for our Powerchip™  micro fuel cells that enable higher power densities, lower cost and compact form-factors.

Our business model includes the potential to license the manufacturing of our fuel cells or to purchase product directly from the Company. Previously, our business plan had an outsourced manufacturing business model, subcontracting to third parties substantially all of the production and assembly. The shift to emphasize a licensing strategy, while continuing an outsourced manufacturing model, is intended to further leverage existing third-party manufacturing capacity in the semiconductor industry.  We also intend to design and distribute the fuel cartridges that these fuel cells require for refueling. We anticipate that we will generate future revenues from the sale and licensing of both fuel cartridges and the completed fuel cells. Our business plan contemplates that we will subcontract to third parties substantially all of the production and assembly of the fuel cells and fuel cartridges.

For the PowerChip™  technology, we are focusing our initial sales strategy on markets requiring anaerobic or low oxygen content environments, such as underwater, transportation, aerospace and military applications. Our product focus for fiscal 2013 will be directed to our business with the large US defense supplier and the proposal to the commercial aviation provider, as well as fuel cell range extenders for electric and other recreational vehicles.  For the PowerChip™  and the PowerPlay™  product, we will also continue to pursue adoption in the consumer markets. While the size of the consumer markets is very significant, the adoption cycle can be much longer than the other markets that we are currently focused on.

The deployment of our business strategy has been delayed during 2011 and 2012 by the availability of capital and our inability to raise sufficient capital to fund ongoing operations, sales and marketing and production. Assuming we are able to continue to obtain sufficient financing, we intend to focus on production and delivery of products to customers and sales efforts. We intend to continue to develop business relationships and demonstrate our technology to potential leading edge adopters.

Going Concern

Our Consolidated Financial Statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The report of our auditors on our Consolidated Financial Statements for our fiscal year ended September 30, 2012 indicates that there is substantial doubt about our ability to continue as a going concern based upon our balance sheet, cash flows and liquidity position. We cannot provide assurance that we will obtain sufficient funders from financing or operating activities to support continued operations or business deployment. Our financial statements for the year ended September 30, 2012 and 2011 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classifications of liabilities that may result from the outcome of this uncertainty.

Since our inception, we have reported net losses, including losses of $999,544 and $1,633,217 during the years ended September 30, 2012 and 2011, respectively. For the year ended September 30, 2012, we used net cash of $1,814,348 in operating activities. We expect that we will report net losses into the near future, until we are able to generate meaningful cash revenues from operations. At September 30, 2012, our working capital deficit and accumulated deficit were $405,357 and $56,149,923, respectively.

During the past several years, we have funded our operations through sales of our common and preferred stock, short-term borrowings, and settlement of accounts payable by issuance of common stock. During the year ended September 30, 2012, we have funded our operations through sales of our common stock in the amount of $1,345,120, preferred stock in the amount of $660,935, and proceeds from convertible debentures in the amount of $53,000.

We require additional financing to execute our business strategy and to satisfy our near-term working capital requirements. Our operating expenses will use a significant amount of our cash resources.  As of September 30, 2012, we had $597,134 in accounts payable. Our management seeks to raise additional financing to fund future operations and to provide additional working capital to fund our business. Without additional funding, our cash is estimated to support our operations through December 2012. We cannot provide assurance that we will obtain sufficient funders from financing or operating activities to support continued operations or business deployment Without the needed funding or adequate cash flow from operations, we may be forced to curtail our development or cease our operations altogether, which may include seeking protection under the bankruptcy laws.

Recent Financing Activities

On various dates throughout the year ended September 30, 2012 we issued shares of our Series C Preferred Stock, together with three-year warrants with an exercise price of $0.015. In aggregate, we raised a total of $660,935 gross proceeds, issued a total of 94,419 shares, and warrants to purchase 94,419,000 shares of common stock.

On April 26, 2012, we issued 80,000,000 shares of our common stock to multiple investors at a price per share of $0.0112 and received gross proceeds of $896,000 under terms of a Securities Purchase Agreement. We also issued three-year warrants to purchase 80,000,000 shares of common stock with an exercise price of $0.015 per share and convertible into shares of our common stock no earlier than six months from the date of the issuance of the warrants.  Nolan Securities Corp. acted as a financial advisor in connection with the private placement of this transaction and received a cash placement fee equal to 10% of the gross proceeds of $90,000 and 8,000,000 shares of our common stock, and a fee to cover expenses related to this offering equal to 3% of the gross proceeds of $26,480. In addition, Nolan Securities Corp. received warrants for the purchase of 8,000,000 shares of our common stock at an exercise price of $0.015, exercisable during a period of three years from the date of issue.

On May 12, 2012, we sold and issued 892,857 shares of our common stock to an investor at a price per share of $0.0112, and received gross proceeds of $10,000 under terms of a Securities Purchase Agreement. We also issued a three-year warrant to purchase 892,857 shares of common stock with an exercise price of $0.015 per share.

In May, 2012, we sold and issued 26,785,715 shares of our common stock to six accredited investors at a price per share of $0.0112, and received gross proceeds of $300,000 under terms of a Securities Purchase Agreement. We also issued three-year warrants to purchase 26,785,715 shares of common stock with an exercise price of $0.015 per share. The exercise of these warrants is restricted for a period of six months from the date of the issuance.  Nolan Securities Corp. acted as a financial advisor in connection with the placement of this transaction and received a cash fee equal to 10% of the gross proceeds and we paid certain expenses related to this offering equal to 3% of the gross proceeds ($9,000). They also received 2,678,571 shares of restricted common stock and three year warrants to purchase 2,678,571 shares of common stock with an exercise price of $0.015 per share. The exercise of these warrants is restricted for a period of six months from the date of the issuance.

In September 2012 we issued 19,640,000 shares at $0.015 per share for our common stock with 19,640,000 accompanying warrants to purchase shares exercisable at $0.0225 to multiple investors and received gross proceeds of $294,600.

Liquidity and Capital Resources

We used cash of $1,814,348 in our operating activities in the year ended September 30, 2012, compared to $717,266 in the same period in 2011. During the year ended September 30, 2012, our use of cash was offset by $1,312,444 for the payment of services with equity instruments, and $203,071 by the amortization of certain debt discounts.  We also incurred a non-cash charge of $1,264,739 related to gains on debt settlements. During the year ended September 30, 2012, we incurred changes in operating assets and liabilities of $(1,113,437).

We used cash of $3,285 in our investing activities in the year ended September 30, 2012, compared to $47,500 in the same period in 2011. Changes in cash from investing activities in 2012 reflect capital expenditures of $3,285.

Our financing activities provided cash of $2,047,681 in the year ended September 30, 2012 compared to $766,992 in the same period in 2011. During the year ended September 30, 2012, we:

•     sold common stock and received net proceeds of $1,345,120;

•     sold Series C preferred stock and received net proceeds of $660,935; and

•     received net proceeds from convertible debentures of $41,626.

Results of Operations

Year Ended September 30, 2012, Compared to Year Ended September 30, 2011

Revenues for the year ended September 30, 2012 and 2011 were $228,000 and $0, respectively. We generated revenue from the sale of a prototype system to a major defense manufacturer in the amount of $38,500, and from a development contract with a customer in the amount of $189,500. Our costs associated with the sale of our prototype system are $31,443 and include direct material and labor costs incurred in the fabrication of the system.  There was no cost of goods related to the development contract.

Research and development expenses (“R&D”) consist primarily of salaries and other personnel-related expenses, facilities costs, and other laboratory and research related expenses. Total R&D costs for the year ended September 30, 2012 increased by $114,922, to $455,274 from $340,352 for the same period in 2011.  The increase was primarily due to increase in R&D salaries and wages of $149,135, an increase in project expenses of $70,284 and a decrease in facilities cost and depreciation expense of $98,758.

General and administrative expenses (“G&A”) consist primarily of salaries and related expenses for our management, finance and related personnel, as well as costs for marketing and sales expenses, professional fees, such as accounting and legal, corporate insurance and facilities costs, and non-employee members of our board of directors. G&A expenses decreased to $1,736,200 from $2,188,147 for the same period in 2012.  The decrease in G&A expense in the year ended September 30, 2012 of $451,947 was primarily due to the following:

•         a decrease of $235,418 to $29,430 from $264,848 in employee and director stock compensation expense,

•         a decrease of $187,186 in marketing expenses for the year ended September 30, 2012, to $26,865 from $214,051, recorded for the same period in 2011,

•         a decrease in salaries expense of $113,783 to $282,755 from $396,538, recorded for the same period in 2011, and

•         an increase in professional services of $106,366 to $874,778 from $768,412, recorded for the same period in 2011.

During the year ended September 30, 2012, we recorded net gain on the settlement of liabilities of $1,264,739 compared with $1,445,548 in the same period in fiscal 2011.

Interest expense decreased by $279,992 for the year ended September 30, 2012 to $266,366 compared with $546,358 in the same period in fiscal 2011. The decrease in the year ended September 30, 2012 compared with the same period in 2011 was primarily due to reduced interest from notes payable and debentures resulting from lower loan balances in 2012 and lower debt discount costs amortized to interest expense in 2012.

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

Critical Accounting Policies and Estimates

We prepare our Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. Our critical accounting policies include revenue recognition, accounting for research and development costs, accounting for contingencies, accounting for income taxes, and accounting for share-based compensation. For a more detailed discussion on our accounting policies, see Note 2 to our Consolidated Financial Statements.

Off-Balance Sheet Arrangements

As of September 30, 2012 we did not have any off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is set forth in our Consolidated Financial Statements and Notes thereto beginning at page 1 of this Annual Report on Exhibit 99.1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are not and have not been any disagreements between us and our accountants on any matter of accounting principles, practices or financial statement disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of senior management, including our Chief Executive Officer (“CEO”) and Acting Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act due to the material weaknesses in our internal control over financial reporting. A discussion of the material weaknesses in our internal control over financial reporting is described below.

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

Management has used the framework set forth in the report entitled Internal Control – Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) to evaluate the effectiveness of our internal control over financial reporting. Management was unable to implement its remediation plans during 2012 due to cost considerations. As a result of the material weaknesses described below, management has concluded that our internal control over financial reporting was not effective as of September 30, 2012.

Management has determined that, as of the September 30, 2012 measurement date, there were deficiencies in both the design and the effectiveness of our internal control over financial reporting. Management has assessed these deficiencies and determined that there were various material weaknesses in our internal control over financial reporting. The existence of a material weakness or weaknesses is an indication that there is a more than remote likelihood that a material misstatement of our financial statements will not be prevented or detected in a future period.

Management has assigned a high priority to the short-and long-term improvement of our internal control over financial reporting. We have listed below the nature of the material weaknesses we have identified:

•         inadequate personnel for documenting and execution of processes related to accounting for transactions;

•         inadequate segregation of duties due to the limited size of the accounting department; and

•         a lack of experienced personnel with relevant accounting experience, due in part to our limited financial resources.

We intend to design and implement policies and procedures to remediate the material weaknesses in our internal control over financial reporting in fiscal 2013, including the implementation of a new accounting system and related internal procedures, and pending the financial resources, the hiring of a Chief Financial Officer as a full time employee.

Management does not believe that any of our annual or interim financial statements issued to date contain a material misstatement as a result of the aforementioned weaknesses in our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting or in other factors during the fourth fiscal quarter ended September 30, 2012 that materially affected, or is likely to materially affect, our internal control over financial reporting. Our Chief Financial Officer resigned during the quarter, and we installed an Acting Chief Financial Officer who was previously and is now a member of our board of directors, and retained the services of an outside firm for interim support related to the closing and review of our financial statements and required reports.

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

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors and Executive Officers

The table below lists certain biographical information regarding our current directors and executive officers. As of December 21, 2012, our board of directors consists of five directors. Each director holds his office for a period of one year from the date of his election, or until his successor is elected or his election is renewed, or his earlier resignation or removal. Executive officers are appointed by our board of directors, and each executive officer holds his office until he resigns or is removed by our Board or his successor is elected then qualified. There have been no material changes to the procedures by which security holders may recommend nominees to our board during the year ended September 30, 2012. There are no family relationships among members of our management or our Board.

Name	Title	Age
Dr. Gerard C. D’Couto	President, Chief Executive Officer, Director	46
Jeffrey B. Sakaguchi	Chairman of the Board	52
David Schmidt	Acting Chief Financial Officer, Director	50
Jon M. Garfield	Director	49
John Toedtman	Director	67

 Background / Experience

Dr. Gerard C. (Chris) D’Couto. Dr. Gerard C. D’Couto has served as a member of our Board since January 28, 2008 and as our Chief Executive Officer and President since February 2008. Dr. D’Couto previously served as our Chief Operating Officer and Executive Vice President from September 2007 until February 2008. Prior to joining us, Dr. D’Couto served as senior director of marketing at Form Factor Inc. from January 2006 until September 2007, where he headed the launch of NAND flash and DRAM sort probe cards. Prior to that, Dr. D’Couto had a nine-year tenure at Novellus Systems, Inc., with positions of increasing responsibility ranging from product management to technology development and sales. Prior to that, Dr. D’Couto worked at Varian Associates and as a consultant to Intel Corporation. Dr. D’Couto received a bachelor’s degree in chemical engineering from the Coimbatore Institute of Technology in India and also received a master’s and a doctoral degree in chemical engineering from Clarkson University in New York. Dr. D’Couto also earned an MBA from the Haas School of Business at the University of California, Berkeley. Mr. D’Couto was chosen to serve on our Board because of his management and operational skills from his business school education and past management positions as well as his technical knowledge related to our fuel cell technology.

Jeffrey B. Sakaguchi. Jeffrey B. Sakaguchi has served on our board since November 2010. Mr. Sakaguchi currently serves as a board member for the American Red Cross Los Angeles Region.  He previously served from 2009-2012 as the Chairman of the Board, where he was responsible for the financial and organizational turnaround of chapter and region performance.  Since 2010, Mr. Sakaguchi has also served as a director on the board of True Blue, Inc., a publicly-traded temporary staffing company, and on the board of Eccentex, Inc., a venture-backed early-stage software company.  From 2004 until 2007, Mr. Sakaguchi served as the President and Chief Operating Officer of Evolution Robotics Retail, Inc. In that role, Mr. Sakaguchi co-led a spin off of Evolution Robotics Retail, Inc. from its former parent company and developed and executed a commercialization strategy for a breakthrough visual scanning product targeted for the retail industry. From 1995 until 2003, Mr. Sakaguchi served as the Managing Partner for the North American Energy Strategy Practice at Accenture LLP in Los Angeles. From 1989 until 1995, Mr. Sakaguchi served as the Senior Engagement Manager at McKinsey & Company, Inc. in Los Angeles. Mr. Sakaguchi earned his bachelor’s of science in chemical engineering from the Massachusetts Institute of Technology and his masters in business administration from the Wharton School of the University of Pennsylvania. Mr. Sakaguchi was chosen to serve on our Board because of his extensive business leadership experience with technology and emerging companies and his knowledge of the emerging fuel cell industry.

David Schmidt. David Schmidt has served on our board since November 2010. Mr. Schmidt has served since 2008 as an independent consultant advising chemical, material and alternate energy spaces regarding strategic marketing and execution services. From 2004 until 2008, Mr. Schmidt served as the Manager of Commercial Excellence and the Strategic Marketing Business Development Manager at Honeywell International Specialty Materials, Inc. From 2000 until 2003, Mr. Schmidt served as a Senior Director and Chief Operations Officer of Plasmion Corporation, Inc. Mr. Schmidt has also served in management positions at Film Specialties, Inc. from 1993 until 2000, Hydromer, Inc. from 1989 until 1992 and ROI Group, Inc. from 1986 until 1988. Mr. Schmidt earned his bachelor of science in business and economics from Lehigh University. Mr. Schmidt was chosen to serve on our Board because of his extensive executive and business development experience in technology industries.

Jon M. Garfield. Jon M. Garfield has served on our Board since May 2008. Mr. Garfield served as Chief Executive Officer of technology company Clearant, Inc. (OTCBB: CLRA) from January 2007 until October 2010 and as Chief Financial Officer at Clearant, Inc. from September 2006 until January 2007. Mr. Garfield has served as a member of Clearant, Inc.’s board of directors from May 2007 until August 2010. From September 2001 through 2006, Mr. Garfield served as an independent financial consultant, including advising as to SEC reporting obligations and Sarbanes-Oxley compliance. From 1998 until 2001, he served as Chief Financial Officer of a telecom service provider and a software developer. From 1996 to 1998, he served as Vice President of Acquisitions for the formerly NYSE-listed ground transportation consolidator Coach USA, Inc. From 1991 to 1996, Mr. Garfield served as Corporate Assistant Controller of Maxxim Medical, Inc., a formerly New York Stock Exchange listed manufacturer and distributor. During 1986 to 1991, Mr. Garfield practiced public accounting with Arthur Andersen and PricewaterhouseCoopers. Mr. Garfield received a Bachelor of Business Administration in Accounting from University of Texas, Austin. Mr. Garfield was chosen to serve on our Board because of his past experience in chief executive officer and chief financial officer roles at public companies and because of his financial literacy.

John Toedtman. John Toedtman has served on our Board since August 2012. Mr. Toedtman’s 40-year business career includes senior management roles ranging from a Fortune 100 company, Engelhard, to five entrepreneurial companies in the medical device, generic drug and healthcare IT sectors. He has been a board member of seven public companies and brings substantial experience in M&A, technology transfer and corporate strategy. He was a Managing Director at Bluestone Capital and is presently a Senior Advisor at Griffin Securities. He has a B.A. Economics and M.A. International Economics both from Georgetown University. Mr. Toedtman was chosen to serve on our Board of Directors because of his past experience as a senior executive in both large and small organizations as well as his prior experience as a board member of several public companies.  He fills a vacated position.

Board Committees

During fiscal 2012, there were five standing committees of our board of directors - Audit, Compensation, Nominating, Financing and Governance Committees.

Audit Committee

We have an Audit Committee of the Board consisting of one independent director, Jon M. Garfield (Chair) and one non-independent director, David Schmidt. Our Board has determined that Mr. Garfield qualifies as Audit Committee financial expert. In addition to being independent under Nasdaq Marketplace Rule 5605(a)(2), Mr. Garfield meets the additional independence and qualification standards for audit committee members set forth in Nasdaq Marketplace Rule 5605(c)(2)(A). The Audit Committee functions in part as an independent and objective party with oversight of our financial reporting process and internal controls. Mr. Schmidt recently became a non-independent director and his status on the committee will be reconsidered during the current fiscal year.

Compensation Committee

The Compensation Committee consists of two independent directors Jeffrey B. Sakaguchi (Chair) and Jon M Garfield. The functions of the Compensation Committee are to review and approve the goals of the Chief Executive Officer, to review and approve salaries, bonuses and other benefits payable to our executive officers and to administer our Long Term Incentive Compensation Plan, Director, Officer, and Employee Sales Incentive Plan and Employee Stock Purchase Plan.

Nominating Committee

The Nominating Committee consists of David Schmidt (Chair), Jon M. Garfield, and Dr. Gerard C. D’Couto. The Nomination Committee is responsible for proposing a slate of directors for election by the stockholders at each stockholders meeting, when held by the Company, and for proposing candidates to fill any vacancies.

Financing Committee

The Financing Committee consists of Dr. Gerard C. D’Couto (Chair), David Schmidt, and Jeffrey B. Sakaguchi. The Financing Committee is responsible for evaluating various financing options and recommending to the full Board various financing avenues.

Governance Committee

The Governance Committee consists of two independent directors, Jon M. Garfield and Jeffrey B. Sakaguchi, and David Schmidt (Chair). The Governance Committee is responsible for supervision and oversight of our general operations.

Code of Ethics

We have adopted a Code of Ethics and Business Conduct for our principal executive, financial and accounting officers. The Code of Ethics addresses such issues as conflicts of interest, corporate opportunities, confidentiality, fair dealing, protection and proper use of our assets, compliance with applicable laws (including insider trading laws) and reporting of illegal or unethical behavior. We are committed to ensuring transparent and good corporate governance in our dealings with all stakeholders. Our Code of Ethics can be found on our website at http://www.neahpower.com.

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

Based solely on a review of the reports furnished to us, or written representations from reporting persons that reportable transactions were reported, we believe that during the fiscal year ended September 30, 2012, our officers, directors and greater than ten percent stockholders timely filed the reports they were required to file under Section 16(a), except for the following: (i) one Form 4 report was not filed timely by Dr. Gerard C. D’Couto with respect to one transaction; (ii) one Form 4 report was not filed timely by Stephen Wilson with respect to one transaction; (iii) one Form 4 was not filed timely by Jon M. Garfield with respect to one transaction, (iv) one Form 4 was not filed timely by Michael Selsman with respect to one transaction; (v) one Form 4 report was not filed timely by Jeffrey B. Sakaguchi with respect to one transaction; (vi) one Form 4 report was not filed timely by David Schmidt with respect to one transaction (vii) one Form 3 report was not filed timely with respect to 10 transactions by John Toedtman; (ix) one Form 4 report was not filed timely by Green World Trust.

ITEM 11. EXECUTIVE COMPENSATION

The following table shows for each of the two fiscal years ended September 30, 2012 and 2011, all compensation awarded or paid to, or earned by, Dr. Gerard C. D’Couto, our Chief Executive Officer and Stephen M. Wilson, our former Chief Financial Officer (collectively, the “Named Executive Officers”).

Other than the Named Executive Officers, we had no executive officers whose compensation exceeded $100,000 during the fiscal year ended September 30, 2012.

Summary Compensation Table

Name & Position	Fiscal Year	Salary ($)	Options (1) ($)	All Other ($)	Total ($)
Dr. Gerard C. D’Couto	2012	209,496	365,186 (3)	18,140 (2)	592,822
President, Chief Executive Officer	2011	224,000	1,270,000	17,000 (2)	1,511,000

Stephen M. Wilson (4)	2012	88,542	-	14,063	102,605
Former Chief Financial Officer	2011	124,000	211,000	17,000	352,000

(1)     This column represents the aggregate grant-date fair value of the awards computed in accordance with FASB ASC Topic 718. These amounts reflect our accounting value for these awards and do not necessarily correspond to the actual value that may be realized by the named executive officer. The assumptions used in the calculation of these amounts are described in Note 11 to our Consolidated Financial Statements included with this Annual Report on Form 10-K. For 2011, the options are performance based and will vest and become exercisable only when revenue is recognized in our financial reporting and when cash payments have been received for those revenues.  For more information please see the disclosure on our Sales Incentive Plan below.

(2)     Consists of health related benefits provided to employees.

(3)     These warrants have been issued for deferred salary reported in previous periods as accrued compensation.

(4)     Amounts for Mr. Wilson do not include an accrued amount of $106,973 that as of September 30, 2012 remains payable under the terms of his separation agreement, approximately $20,000 of which was paid as of September 30, 2012.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding the outstanding equity awards held by our Named Executive Officers as of September 30, 2012:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price $	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Gerard C. D’Couto	1,685,393	-	-	0.0089	Apr 2021	-	-	-	-
President, Chief Executive Officer	2,400,000 (1)	-	-	0.0230	Nov 2020	-	-	-	-
	2,587,500 (2)	-	-	0.0800	Jun 2020	-	-	-	-
	-	152,000,000 (3)	-	0.0100	Aug 2021	-	-	-	-
	41,705,537 (4)			0.009	Sept 2015
Steven M. Wilson	1,685,393	-	-	0.0089	Apr 2021	-	-	-	-
Former Chief Financial Officer	1,000,000 (2)	--		0.0230	Nov 2020			-	-
	517,000	--		0.0800	Jun 2020			-	-
	12,000 (3)	--		1.6700	Apr 2018

(1)     These options vests 25% at grant date and 25% in each of 3 equal six-month installments over an eighteen-month period following the grant date, and are fully vested as of September 30, 2012.

(2)     These options are fully vested as of September 30, 2012.

(3)     These options were granted under our Director, Officer, and Employee Sales Incentive Plan and are currently not exercisable. The options are performance based and will vest and become exercisable only when revenue is recognized in our financial reporting and when cash payments have been received for those revenues.

(4)     These warrants were received in exchange for the accrued wages in the amount of $288,731.

Long Term Incentive Compensation Plan

In March 14, 2006, we adopted our Long Term Incentive Compensation Plan (the “LTIP Plan”). We have since amended the LTIP Plan to increase the total number of shares available for issuance under the plan to 25 million shares, which has not yet been approved by our shareholders. As of September 30, 2012, there were 21,282,543 stock options issued under the LTIP Plan, and 3,717,457 options were available for future grant. The LTIP Plan is to continue for a term of ten years from the date of its adoption.

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

Employee Stock Purchase Plan

In August 2008, we adopted an Employee Stock Purchase Plan (the “Stock Purchase Plan”). The amount of shares of common stock that may be sold pursuant to the Stock Purchase Plan shall not exceed, in the aggregate, 900,000. As of September 30, 2012, no shares have been purchased under the Stock Purchase Plan.

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

Cash compensation for all participants will be no more than 15% of Receipts, with amounts for individual participants calculated by multiplying the Receipts by the percentage assigned to each participant according to terms of the Sales Incentive Plan. Similarly, option awards are tied to 15% of Receipts. The total number of options available under the Sales Incentive Plan is 300 million (calculated by multiplying the maximum Receipts of $20 million by 15% and then dividing the result by $0.01). As of September 30, 2012, we had granted options for 225,200,000 shares, each with an exercise price between $0.010 and $0.015 per share and a 10-year term. The options are performance based, and will vest and become exercisable only when revenue is recognized in our financial reporting and when cash payments have been received for those revenues.

Our Compensation Committee administers the Sales Incentive Plan.

Initially, in order to participate in the Sales Incentive Plan, (i) our executive officers had to agree to take a 33% reduction in salary for the term of the plan, and (ii) any participating director had to agree to forgo all other cash compensation otherwise due from us for services as a director during the term of the plan. Subsequent to the end of the 2011 fiscal year, in November 2011 we entered into agreements with our officers and directors relating to compensation matters in connection with to the Sales Incentive Plan. We reinstated the salaries for our executive officers effective as of November 1, 2011, to their respective salary prior the 33% salary reduction in connection with adoption of our Sales Incentive Plan, and we allowed them continued participation in the Sales Incentive Plan. In addition, for our executive officer and our one director who participate in the Sales Incentive Plan, we clarified that if they resign or are terminated for Cause, their rights under the Sales Incentive Plan cease to accrue as of that date, but that for any other termination, their rights continue to accrue for the three-year duration of the Sales Incentive Plan.

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

Effective as of June 30, 2012, we entered into a Separation and Release Agreement with Stephen M. Wilson, our Chief Financial Officer. In return for his agreement to release the Company from any future claims, except for unpaid severance, and certain trading restrictions related to shares owned when exercising of stock options, we agreed to pay the Mr. Wilson accrued and unpaid wages of $106,973 by monthly payments of $10,000 through its normal payroll procedures. We also agreed to extend the exercise period for a total of 3,214,893 vested stock options whose weighted average exercise price is $0.0263 for a period of two years from the effective date of the separation. We also granted a warrant for the purchase of 3,500,000 shares exercisable for a period of 2 years from the separation date at an exercise price of $0.016. An option for 22,000,000 shares all of which were unvested as of the separation date was allowed to expire as of the separation date.

On June 30, 2012, we appointed David Schmidt, a member of our Board of Directors, Chairman of the Governance Committee, and a member of our Audit Committee and our Nominating Committee, to serve as Acting Chief Financial Officer of the Company. For his role as Acting Chief Financial Officer of the Company, his monthly compensation is $2,500 in cash and for the consulting agreement between Advanced Materials Advisory, LLC. and the Company, not related to his role as Acting Chief Financial Officer, monthly compensation of $5,000 in cash, stock, options, or warrants, or a combination of thereof, based on mutual agreement.

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

Retainer	$ 10,000
Board Meetings
Chairman	$ 15,000
Member	8,000
Audit Committee
Chairman	$ 6,000
Member	2,500
Compensation Committee
Chairman	$ 2,500
Member	1,500
Governance Committee
Chairman	$ 1,500
Member	400
Nominating Committee
Member	$ 400

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

The following table sets forth information regarding the compensation of directors during the fiscal year ended September 30, 2012:

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	All Other Compensation ($)	Total ($)
Dr. Gerard C. D’Couto (2)	-	-	-	-	-
Jeffrey Sakaguchi (3)	27,976	-	-	-	27,976
David Schmidt (4)	-	-	--	-	-
Jon Garfield (5)	19,955	-	--	18,140	38,095
John Toedtman (6)	2,318	-	-	-	2,318
Michael Selsman (7)	17,236	-	-	-	17,236

(1)     This column represents the aggregate grant-date fair value of the awards computed in accordance with FASB ASC Topic 718. These amounts reflect our accounting value for these awards and do not necessarily correspond to the actual value that may be realized by the named executive officer. The assumptions used in the calculation of these amounts are described in Note 11 to our Consolidated Financial Statements included with this Annual Report on Form 10-K.

(2)     Dr. D’Couto’s compensation for fiscal year 2012 is fully reflected in the “Summary Compensation Table” above. Dr. D’Couto received no additional compensation for his service as a director.

(3)     Mr. Sakaguchi’s earned fees of $27,976 have been partially deferred as of September 30, 2012. We issued warrants for purchase of 6,427,344 shares of common stock exercisable at $0.009 per share for Board Compensation earned 2009 through June 22, 2012, during the year ended September 30, 2012.

(4)     Mr. Schmidt received no additional compensation for his service as a director. He received compensation as noted in ITEM 13.

(5)     Mr. Garfield’s earned fees of $19,955 have been partially deferred as of September 30, 2012. We issued warrants for purchase of 12,137,811 shares of common stock exercisable at $0.009 per share for Board Compensation earned 2009 through June 22, 2012, during the year ended September 30, 2012. Other Compensation relates to costs associated to certain health benefit coverage that is paid on his behalf.

(6)     Mr. Toedtman’s earned fees of $2,318 have been deferred as of September 30, 2012.

(7)     Mr. Selsman earned fees of $17,236 have been partially deferred as of September 30, 2012.We issued warrants for the purchase of 7,806,134 common stock exercisable at $0.009 per share for Board Compensation earned 2009 through June 22, 2012, during the year ended September 30, 2012. Mr. Selsman resigned from our Board as of August 14, 2012.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information as of December 21, 2012 concerning the beneficial ownership of our common stock and each of our outstanding classes of preferred by the following persons or groups:

•         each person who, to our knowledge, beneficially owns more than 5% of our common stock or any class of preferred stock;

      •         each Named Executive Officer identified in the Executive Compensation table above;

      •      each of our current directors; and

      •      all of our current directors and executive officers as a group.

Percentage of common stock beneficially owned is based on 521,924,486 shares of common stock outstanding on December 21, 2012. In accordance with SEC rules, when we computed the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed as outstanding shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of the date of this Report. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

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

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percentage Owned (%)
Chris D'Couto (2)	48,778,432	8.6%
David Schmidt (3)	6,818,748	1.3%
Jeffrey Sakaguchi (4)	9,312,737	1.8%
Jon Garfield (5)	15,038,829	2.8%
John Toedtman (6)	27,011,927	5.0%
All directors and named executive officers as a group (5 individuals)	106,960,673	19.4%

5% or More Shareholders
Green World Trust (7)	90,545,088	16.5%
Summit Trading Limited (8)	31,059,750	5.6%
Sierra Trading Corp (9)	24,000,000	4.4%

(1)   The options reported do not include stock options issued under the Sales Incentive Plan, which are performance based and not considered exercisable within 60 days of this Report.

(2)     Dr. Gerard C. D’Couto is the beneficial owner of 48,778,432 shares of common stock, which consists of 400,002 common shares, 41,705,537 shares of common stock underlying warrants, and 6,672,893 shares of common stock underlying options. Dr. D'Couto has the sole power to vote or to direct the vote and dispose or to direct the disposition of 48,778,432 shares of common stock, warrants and options as noted above.

(3)     David Schmidt is the beneficial owner of 6,818,748 shares of common stock, which consists of 4,333,355 common shares owned by Advanced Materials Advisory, and 2,485,393 shares of common stock underlying options. Mr. Schmidt has the sole power to vote or to direct the vote and dispose or to direct the disposition of 6,818,748 shares of common stock and options as noted above.

(4)     Jeffrey B. Sakaguchi is the beneficial owner of 9,312,737 shares of common stock, which consists of 6,427,344 shares of common stock underlying warrants and 2,885,393 shares of common stock underlying options. Mr. Sakaguchi has the sole power to vote or to direct the vote and dispose or to direct the disposition of 9,312,737 shares of common stock, warrants and options as noted above.

(5)     Jon Garfield is the beneficial owner of 15,038,829 shares of common stock, which consists of 12,137,811 shares of common stock underlying warrants and 2,901,018 shares of common stock underlying options. Mr. Garfield has the sole power to vote or to direct the vote and dispose or to direct the disposition of 15,038,829 shares of common stock, warrants and options as noted above.

(6)     John Toedtman is the beneficial owner of 27,011,927 shares of common stock, which consists of 10,807,687 shares of common stock, and 16,204,240 shares of common stock underlying warrants. Mr. Toedtman has the sole power to vote or to direct the vote and dispose or to direct the disposition of 27,011,927 shares of common stock and warrants as noted above.

(7)     The natural person exercising voting control over the shares of our common stock is Darren Baldo, Trustee of Green World Trust. The address of Green World Trust is 4093 Quakerbridge Road, Princeton Jct, NJ 08550. Green World Trust is the beneficial owner of 90,545,088 shares of common stock, which consists of 62,300,008 shares of common stock, and 28,245,080 shares of common stock underlying warrants. Green World Trust has the sole power to vote or to direct the vote and dispose or to direct the disposition of 90,545,088 shares of common stock.

(8)     Summit Trading Limited (“Summit”) is a Bahamian holding company and is owned by the Weast Family Trust. The Weast Family Trust is a private trust established for the benefit of C.S. Arnold, Daisy Rodriguez, Stephanie Kaye and Tracia Fields. C.S. Arnold is the settlor of the Weast Family Trust. The natural person exercising voting control of the shares of our common stock held by Summit is Richard Fixaris. The address of Summit is Charlotte House, P.O. Box N-65, Charlotte Street, Nassau, Bahamas. Summit owns 59,750 shares of our common stock and 278,500 shares of our preferred series B stock, which is convertible at our sole option into shares of our common stock. As of December 21, 2012 the series B shares would have been convertible into an estimated 30,000,000 shares of our common stock (the exact number of which is not determinable at this time because the Series B are convertible into shares of our common stock based on the future trading price of our common stock). The holders of the series B are entitled to vote with theholders of our common stock with the number of votes equal to the number of common shares available by conversion to the holders of the series B.

(9)     Sierra Trading Corp (“Sierra”) is a Florida corporation. We have been advised that Daisy Rodriguez owns 100% of Sierra. Daisy Rodriguez is a private investor married to the primary beneficiary of Summit Trading Limited. Sierra owns 142,200 shares of our series B preferred stock which is convertible at our sole option into shares of our common stock. As of December 21, 2012 the shares would have been convertible into an estimated 24,000,000 shares of our common stock (the exact number of which is not determinable at this time because the Series B are convertible into shares of our common stock based on the future trading price of our common stock). The holders of the Series B are entitled to vote with the holders of our common stock with the number of votes equal to the number of common shares available by conversion to the holders of the Series B.

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

In August 2011, we adopted a Director, Officer, and Employee Sales Incentive Plan (the “Sales Incentive Plan”) in order to provide incentives to generate revenues, recognize efforts during difficult financial circumstances, and encourage retention of our officers, directors and employees. Option compensation under the Sales Incentive Plan will be based ratably on our product sales, licensing, customer engagements or grants up to a maximum of $20 million with shares available for issuance not to exceed 300,000,000 (calculated by multiplying the maximum $20 million in Receipts by 15% and then dividing the result by $0.01). The options are performance based, and will vest and become exercisable only when revenue is recognized in our financial reporting and when cash payments have been received for those revenues.

The table below sets forth certain information as of September 30, 2012 regarding the shares of common stock available for grant or granted under our equity incentive plans:

Equity Incentive Compensation Plan Information

Plan	Number of Common shares to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Common Shares Remaining for Future Issuance Under Long-Term Incentive Equity Compensation Plan (Excluding Outstanding Options)
Equity compensation plans approved by stockholders	6,000,000	$0.08	-
Equity compensation plans not approved by stockholders (1)	15,282,543	$0.02	3,717,457
Equity compensation plans not approved by stockholders (2)	225,200,000	$0.01	47,800,000
Total	246,482,543		78,517,457

(1)     Represents the increase of shares reserved under our LTIP Plan from 6 million to 25 million shares, which increase was not approved by our shareholders.

(2)     Represents shares under our Director, Officer, and Employee Sales Incentive Plan. As of December 21, 2012, we had granted options for the purchase of 225,200,000 shares. The options are performance based and will vest and become exercisable only when revenue is recognized in our financial reporting and when cash payments have been received for those revenues. As of September 30, 2012 no options under the Sales Incentive Plan had vested and there was no compensation expense incurred for these options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

New Power Solutions, LLC, Summit Trading Limited, Green World Trust, and Sierra Trading Corp. are considered related parties due to their beneficial ownership (shareholdings or voting rights) in excess of 5%.

No relationships or transactions existed or occurred between us and any of our executive officers or directors, or any affiliate of or person related to any of them, since the beginning of 2012 fiscal year of the type and amount that are required to be disclosed under applicable SEC rules, except as follows:

On April 30, 2012 our board of directors approved an independent consulting agreement with Advanced Materials Advisory LLC, (“AMA”) a limited liability company solely owned by one of our board members, David Schmidt. This agreement is deemed effective as of January 1, 2012, for a period of 12 months. For his services under this agreement we will pay AMA $5,000 per month, plus reasonable out of pocket expenses, to be paid either in cash, in common stock or in warrants, based on mutual agreement. During the year ended September 30, 2012, we incurred expense of $45,000.

In June, 2012 we entered into a consulting agreement with Strategy Advisors LLC (SAG) which one of our board members, John Toedtman, is the managing member. During the year ended September 30, 2012, we incurred an expense of $73,791.

Director Independence

The Board has adopted the listing standards of The Nasdaq Stock Market for determining the independence of our directors. The Board has determined that Jeffrey B. Sakaguchi and Jon M. Garfield qualify as independent directors in accordance with Nasdaq Marketplace Rule 5605(a)(2). In addition, our Board made a subjective determination as to each of the foregoing individuals that no relationships exist that, in the opinion of our Board, would interfere with the exercise of independent judgment in carrying out their responsibilities as a director.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Selection of Independent Registered Public Accounting Firm

Our board of directors approved the continued engagement of Peterson Sullivan LLP as our independent registered public accounting firm for our fiscal year ending September 30, 2012. Peterson Sullivan LLP has been our principal accountant since 2006 and audited our Consolidated Financial Statements for the fiscal years ended September 30, 2012 and 2011.

Audit and Related Fees for Fiscal 2012 and 2011

The following table sets forth the aggregate fees billed by Peterson Sullivan LLP, our independent registered public accounting firm, for professional services rendered to us during the fiscal years ended September 30, 2012 and 2011. The audit committee has considered these fees and services and has determined that the provision of these services is compatible with maintaining the independence of each firm.

Fees	2012	2011
Audit Fees (1)	$60,701	$58,558
Audit Related Fees (2)	-	5,387
Tax Fees (3)	-	1,385
Total	$60,701	$65,330

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

(3)     “Tax Fees” consist of preparation of our federal and state tax returns, review of quarterly estimated payments, and consultation concerning tax compliance issues. We did not engage Peterson Sullivan LLP for tax services during fiscal 2012 or 2011, and we engaged a third-party consulting firm.

Audit Committee Pre-Approval Policies and Procedures

The policy of the Audit Committee is to pre-approve all audit and permissible non-audit services provided by our independent auditors. All of the services rendered to us by Peterson Sullivan LLP for the periods ended September 30, 2012 and 2011 were pre-approved by the Audit Committee at the time of the engagement of Peterson Sullivan LLP.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements.

The financial statements listed in the Index to Financial Statements are filed as part of this Annual Report on Form 10-K.

(a)(2) Financial Statement Schedules

                None required.

(a)(3) Exhibits.

The exhibits required by this Item are set forth on the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Neah Power Systems, Inc., the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 31, 2012	NEAH POWER SYSTEMS, INC.
	By:	/s/ DR. GERARD C. D’COUTO
Dr. Gerard C. D’Couto
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of Neah Power Systems, Inc., in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ DR. GERARD C. D’COUTO	President and Chief Executive Officer	December 31, 2012
Dr. Gerard C. D’Couto	(Principal Executive Officer)

/s/ DAVID SCHMIDT	Acting Chief Financial Officer and Director	December 31, 2012
David Schmidt	(Principal Finance and Accounting Officer)

/s/ JEFFREY B. SAKAGUCHI*	Director	December 31, 2012
Jeffrey B. Sakaguchi

/s/ JON M. GARFIELD*	Director	December 31, 2012
Jon M. Garfield

/s/ JOHN TOEDTMAN*	Director	December 31, 2012
John Toedtman

*The above-named directors of the registrant execute this report by Dr. Gerard C. D’Couto, their Attorney-in-Fact, pursuant to the powers of attorney executed by the above-named directors, which powers of attorney are filed as Exhibit 24 to this report.

BY:/S/ DR. GERARD C. D’COUTO
Dr. Gerard C. D’Couto, Attorney-in-Fact

Exhibit Index

No.	Description	Incorporation By Reference
3.1	Articles of Incorporation, as amended:	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K, filed on January 3, 2012 and incorporated herein by reference.
(i) Articles of Incorporation filed February 1, 2001;
(ii) Certificate of Amendment filed March 15, 2006;
(iii) Certificate of Change filed March 21, 2006;
(iv) Certificate of Change filed July 21, 2009;
(v) Certificate of Amendment filed August 3, 2009;
(vi) Certificate of Correction filed December 16, 2010
(vii) Certificate of Amendment filed March 2, 2011
3.2	Amended and Restated By-laws	Filed as an Exhibit to the Registrant’s Registration Statement on Form 10-SB, filed on May 1, 2006 and incorporated herein by reference.
4.1	Certificate of Designation of Series A Preferred Stock	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed on February 9, 2011 and incorporated herein by reference
4.2	Certificate of Designation of Series B Preferred Stock	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed on July 15, 2011 and incorporated herein by reference
4.3	Certificate of Designation of Series C Preferred Stock	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K, filed on November 14, 2011 and incorporated herein by reference.
4.4	Form of Warrant to Purchase Common Stock, to be issued in the Series C Preferred Stock Financing	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K, filed on November 14, 2011 and incorporated herein by reference.
10.3	Employment Agreement Neah Power Systems, Inc. and Dr. Gerard C (Chris) D'Couto	Filed as an Exhibit to the Registrant's Current Report on Form 8-K, filed on September 5, 2007 and incorporated herein by reference.
10.5	Form Director and Officer Indemnification Agreement	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed on December 3, 2010 and incorporated herein by reference.
10.6	Long Term Incentive Compensation Plan	Filed as an Exhibit to the Registrant’s Registration Statement on Form 10-SB, filed on July 27, 2006 and incorporated herein by reference.
10.7	Form of Stock Option Agreement under Long Term Incentive Compensation Plan	Filed as an Exhibit to the Registrant’s Registration Statement on Form 10-SB, filed on July 27, 2006 and incorporated herein by reference.
10.8	Employee Stock Purchase Plan	Filed as an Exhibit to the Registrant’s Proxy Statement on Schedule 14A, filed on July 29, 2008 and incorporated herein by reference.
10.9	Director, Officer and Employee Sales Incentive Plan	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K, filed on September 2, 2011 and incorporated herein by reference.
10.10	Form of Stock Option Agreement under the Neah Power Systems, Inc. Director, Officer and Employee Sales Incentive Plan	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K, filed on November 14, 2011 and incorporated herein by reference.
10.11	Schedule Cash Compensation Plan for the Directors of the Board	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K, filed on September 2, 2011 and incorporated herein by reference.
10.12	Form of Employee Compensation Waiver Agreement	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K, filed on November 14, 2011 and incorporated herein by reference.
10.13	Form of Director Fee Waiver Agreement	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K, filed on November 14, 2011 and incorporated herein by reference.
10.19	Fourth Lease Amendment Agreement, dated effective November 1, 2011, by and between Teachers Insurance & Annuity Association of America and Neah Power Systems, Inc.	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K, filed on November 18, 2011 and incorporated herein by reference.
10.36	Series A Preferred Stock Purchase Agreement by and between Neah Power Systems, Inc. and Investor Relations Services, Inc.	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed on February 9, 2011 and incorporated herein by reference

10.37	Equity Purchase Agreement By and Between Neah Power Systems, Inc. and Southridge Partners II, LP effective March 31, 2011	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed on April 8, 2011 and incorporated herein by reference

10.38	Registration Rights Agreement By and Between Neah Power Systems, Inc. and Southridge Partners II, LP effective March 31, 2011	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed on May 23, 2011 and incorporated herein by reference

10.39	Series B Preferred Stock Purchase Agreement by and between Neah Power Systems, Inc. and Summit Trading Limited	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on August 23, 2010 and incorporated herein by reference.
10.40	Securities Purchase Agreement dated November 4, 2011	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K, filed on November 14, 2011 and incorporated herein by reference.
10.41	Form of Securities Purchase Agreement for purchase of common stock and warrants to purchase common stock.	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on May 2, 2012 and incorporated herein by reference.

10.42	Independent Consulting Agreement	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on May 2, 2012 and incorporated herein by reference.

10.43	Amendment 1 to Securities Purchase Agreement dated February 2, 2012	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed on February 2, 2012 and incorporated herein by reference.

10.44	Securities Purchase Agreement dated January 9, 2012	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed on January 13, 2012 and incorporated herein by reference.

10.45	Separation Agreement and Release between Stephen M. Wilson and Neah Power Systems, Inc. dated June 30, 2012.	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed on September 5, 2012 and incorporated herein by reference.

11.1	Statement regarding Computation of Per Share Earnings **

21.1	Subsidiaries of the Registrant	Filed as an Exhibit to the Registrant’s Registration Statement on Form 10-SB, filed on July 27, 2006 and incorporated herein by reference.
24.1	Power of Attorney	Filed herewith.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer	Filed herewith.
31.2	Rule 13a-14(a) Certification of Acting Chief Financial Officer	Filed herewith.
32.1	Certification of Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350 per Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
101.INS	XBRL Instance Document.***	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Document.***	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.***	Filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.***	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.***	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.***	Filed herewith.

*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit hereto.
**

Information required to be presented in Exhibit 11 is provided in Note 4 of the Notes to Consolidated Financial Statements in accordance with accounting rules related to accounting for earnings per share.

***

In accordance with Rule 406T of Regulation S-T, the XBRL (Extensible Business Reporting Language) information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.