Form 10-Q
period 2012-12-31
NEAH POWER SYSTEMS, INC.
filed 2013-02-19
CIK 1162816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 19, 2013
Common Stock, $0.001 par value	537,933,911

Neah Power Systems, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended December 31, 2012

 EXPLANATORY NOTE

As used herein, the terms “Neah,” “Neah Power,” “Neah Power Systems,” “Company,” “we,” “our” and like references mean and include both Neah Power Systems, Inc., a Nevada corporation, and our wholly-owned subsidiary, Neah Power Systems, Inc., a Washington corporation.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Specifically, all statements other than statements of historical facts included in this Quarterly Report on Form 10-Q regarding our financial position, business strategy and plans and objectives of management for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of management, as well as assumptions made by and information currently available to management. When used in this Annual Report on Form 10-Q, the words “anticipate,” “believe,” “estimate,” “expect,” “may,” “will,” “continue” and “intend,” and words or phrases of similar import, as they relate to our financial position, business strategy and plans, or objectives of management, are intended to identify forward-looking statements.

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

PART 1 - FINANCIAL INFORMATION

Item 1.                   Financial Statements

NEAH POWER SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
December 31, 2012 and September 30, 2012 (Unaudited)

	December 31,	September 30,
	2012	2012
ASSETS

Current assets
Cash and cash equivalents	$19,422	$235,145
Accounts receivable	0	38,500
Note receivable	54,795	53,597
Prepaid expenses and other current assets	289,861	296,345
Total current assets	364,078	623,587

Property and equipment, net	10,243	10,453

Total assets	$374,321	$634,040

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$656,630	$597,134
Accrued compensation and related expenses	192,102	141,397
Other liabilities	68,450	69,981
Notes payable and accrued interest, net of discount of $49,913 and $13,258, respectively	114,048	140,432
Current portion of obligation to building landlord	73,332	80,000
Total current liabilities	1,104,562	1,028,944

Long term portion of obligation to building landlord	-	6,665

Total liabilities	1,104,562	1,035,609

Commitments and contingencies

Stockholders' deficit
Preferred stock -
$0.001 par value; 5,000,000 shares authorized
Series A convertible; 2,500,000 shares designated No shares shares issued and outstanding	-	-
Series B convertible; 1,000,000 shares designated 420,700 shares issued and outstanding	421	421
Series C convertible; 1,000,000 shares designated No and 6,571 shares issued and outstanding, respectively	-	6
Common stock
$0.001 par value, 1,800,000,000 shares authorized, 536,095,078 and 503,041,505 shares issued and outstanding, respectively	536,094	503,041
Additional paid-in capital	55,495,484	55,244,886
Accumulated deficit	(56,762,240)	(56,149,923)
Total stockholders' deficit	(730,241)	(401,569)

Total liabilities and stockholders' deficit	$374,321	$634,040

See Notes to Condensed Consolidated Financial Statements

NEAH POWER SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended December 31, 2012 and 2011 (Unaudited)

	For the three months ended December 31,
	2012	2011
Revenues	$-	$189,500
Operating expenses
Research and development expense	159,095	76,474
General and administrative expense	362,124	403,261
Total operating expenses	521,219	479,735
Loss from operations	(521,219)	(290,235)
Other income (expense)
Financing costs	(30,500)	-
Interest expense	(30,583)	(130,424)
Gain (loss) on settlement of liabilities, net	(30,015)	604,247
Net income (loss)	$(612,317)	$183,588
Net income (loss) per share
Basic		$-
Diluted		$-
Basic and diluted loss per common share	$0.00
Weighted average shares used to compute net income (loss) per share
Basic		151,249,621
Diluted		311,007,554
Basic and diluted weighted average common shares outstanding	517,885,384

See Notes to Condensed Consolidated Financial Statements

NEAH POWER SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended December 31, 2012 and 2011 (Unaudited)

	For the three months ended December 31,
	2012	2011

Cash flows from operating activities:
Net income (loss)	$(612,317)	$183,588
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	210	2,204
Amortization of debt discount	28,879	121,553
Stock-based compensation expense from options, warrants, and shares issued for services	51,983	51,263
Issuance of note payables as consideration for consulting services	-	6,750
(Gain) Loss on settlement of liabilities, net	30,015	(604,247)
Other	(1,198)	-
Changes in operating assets and liabilities
Accounts Receivable	38,500	-
Prepaid expenses and other current assets	59,467	(13,962)
Accounts payable and obligations to landlord	59,495	(11,039)
Accrued compensation and related expense	50,704	47,952
Accrued interest and other liabilities	1,372	(116,107)

Net cash used in operating activities	(292,890)	(332,045)
Cash flows from financing activities:
Proceeds from notes payable, net	90,500	-
Advances on equity or debt investment	-	45,100
Proceeds from sale of preferred stock	-	299,935
Principal payments on notes payable	(13,333)	(4,892)
Net cash provided by financing activities	77,167	340,143
Net change in cash and cash equivalents	(215,723)	8,098
Cash and cash equivalents, beginning of year	235,145	5,097
Cash and cash equivalents, end of year	19,422	13,195

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Noncash investing and financing activities
Shares and Warrants issued in connection with settlement of liabilities and conversion of convertible notes	$113,146	$155,810
Accounts payable exchanged into notes payable and long term obligations	$-	$221,087
Advanced payment of shares for future settlement of liabilities	$52,982
Discount (including beneficial conversion feature) on notes payable	$65,534	$86,293
Exchange of preferred stock for promissory note	$-	$75,900

See Notes to Condensed Consolidated Financial Statements

NEAH POWER SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
For the three months ended December 31, 2012 (Unaudited)

	Preferred stock								Total
	Series B Preferred Stock		Series C Preferred Stock		Common stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	paid-in capital	Deficit	Deficit
Balances at September 30, 2012	420,700	$ 421	6,571	$ 6	503,041,505	$ 503,041	$ 55,244,886	$ (56,149,923)	(401,569)
Issuance of common stock and warrants on conversion of notes payable					16,144,945	16,145	97,001		113,146
Issuance of common stock and warrants for services					3,178,000	3,178	48,805		51,983
Advanced payment of shares for future settlement of liabilbities					7,159,628	7,160	45,822		52,982
Conversion of Series C Preferred Stock to common stock			(6,571)	(6)	6,571,000	6,570	(6,564)		-
Beneficial conversion feature on convertible debt issued							65,534		65,534
Net income (loss) for the three months December 31, 2012								(612,317)	(612,317)
Balances at December 31, 2012	420,700	$ 421	-	$ -	536,095,078	$ 536,094	$ 55,495,484	$ (56,762,240)	$ (730,241)

See Notes to Condensed Consolidated Financial Statements

NEAH POWER SYSTEMS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended December 31, 2012 and 2011 respectively.

(Unaudited)

Note 1.   Organization and Description of Business

Neah Power Systems, Inc. (“the company”, “we”.“us” or “our”) is engaged in the development and sale of renewable energy solutions using proprietary fuel cell technology. Our fuel cells are designed to replace existing rechargeable and non-rechargeable battery technology in a variety of applications. We have developed solutions specifically targeted for the military, transportation, and portable electronics applications, and are continuing to pursue additional applications for our technology. Our long-lasting, efficient and safe power solutions include devices such as notebook PCs, military radios, and other power-hungry computer, entertainment and communications products.

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

Note 2.   Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements. The accompanying unaudited financial information should be read in conjunction with the audited consolidated financial statements, including the notes thereto, as of and for the fiscal year ended September 30, 2012, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 31, 2012. The information furnished in this Report reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of our consolidated financial position, results of operations and cash flows for each period presented. The results of operations for the interim period ended December 31, 2012 may not be indicative of future results.

Fair value of financial instruments

The fair value of our financial instruments, including cash and cash equivalents, accounts receivable, notes receivable, accounts payable, certain accrued liabilities and notes payable approximates the carrying amounts value due to their short maturities. The short-term and long-term fair value of the long-term obligation to our landlord approximates the carrying value based on current interest rates.

Use of estimates in the preparation of financial statements

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

Note 3.Going concern

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of our Company as a going concern. Since inception, we have reported net losses, including losses of $999,544 and $1,633,217 during the years ended September 30, 2012 and 2011, respectively. We have reported a net loss of $612,317 during the three months ended December 31, 2012, and we expect losses to continue in the near future as we grow our operations. At December 31, 2012, we have a working capital deficit of $740,494 and an accumulated deficit of $56,762,240. Net cash used by operating activities was $292,890 and $332,045 during the three months ended December 31, 2012 and 2011, respectively. We have funded our operations through sales of our common and preferred stock, and short-term borrowings. In this regard, during the three months ended December 31, 2012, we raised $90,500 from our financing activities.

Investment funds received have not been sufficient to continue to support certain operating activities, which led to postponement in the deployment of our business strategy and the scaling back of research and development activities. We continue at reduced staffing levels as we focus on raising additional capital and engaging prospective customers. Without additional funding, our cash is estimated to support our operations into March 2013. These factors, and those of the preceding paragraphs, raise substantial doubt about our ability to continue as a going concern.

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

The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classifications of liabilities that may result from the outcome of this uncertainty

Note 4.Net Income and Loss per Share

Basic and diluted net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Common stock equivalents for 2012 are excluded as the effect would be anti-dilutive due to our net loss. The following numbers of shares have been excluded from net loss per share computations for the three months ended December 31, 2012 and 2011:

	Three months ended December 31,
	2012	2011
Convertible Preferred Stock	77,623,560	-
Convertible debt	30,702,775	-
Common stock options	246,482,543	230,282,543
Common stock purchase warrants	348,476,534	12,213,003

We calculate our basic earnings per share (“EPS”) using net earnings and the weighted-average number of shares outstanding during the reporting period. Diluted EPS includes any dilutive effect of outstanding convertible preferred stock, stock options, stock warrants, and convertible debt.

The reconciliation of the numerators and denominators of the basic and diluted EPS for the three months ended December 31, 2011 was a follows:

	Three months ended December 31, 2011
	Basic	Diluted
Numerator:
Net earnings	$183,588	$183,588
Less: Accumulated preferred dividends	(10,843)	(10,843)
Interest convertible debt	-	(5,606)
	$172,745	$167,139
Denominator:
Weighted-average shares used to compute basic EPS	151,249,621	151,249,621
Conversion of preferred stock	-	78,618,465
Conversion of debt	-	80,979,875
Conversion of warrants	-	159,593
Weighted-average shares used to compute diluted EPS	151,249,621	311,007,554
Net earnings per share:	$0.00	$0.00

Note 5.  Notes Payable

Notes payable and accrued interest consisted of the following at December 31, 2012 and September 30, 2012:

	December 31, 2012	September 30, 2012
Convertible debentures, interest rates from 6% - 8% and maturing in 2013	$128,912	$111,000
Notes Payable	29,289	39,289
Accrued interest	5,760	3,401
Debt discount	(49,913)	(13,258)
	$114,048	$140,432

Settlement of Notes Payable

During the three months ended December 31, 2012, one of our note holders assigned their note to a third party to who converted the note into 3,367,003 shares of common stock and we recorded a loss on settlement of liabilities of $14,916 in our condensed consolidated statement of operations. We recorded a reduction to our Notes Payable in the amount of $10,000 for this transaction.

Issuance of Convertible Promissory Note

In April 2012, we issued a convertible promissory note in the amount of $53,000 to an investor for net proceeds of $50,000. The note bore interest at an annual rate of 8% and had a maturity date of January 13, 2013.  In October and November of 2012, the debenture was converted in full into 9,654,476 shares of common stock under the conversion terms of the note.

In October and December of 2012, we issued convertible promissory notes in the amounts of $53,000 and $37,500 to an investor for net proceeds of $50,000 and $35,000. The notes are interest bearing at an annual rate of 8% and have maturity dates of July 5, 2013 and September 4, 2013, respectively. After six months from the date of issue, the promissory notes may be converted into shares of common stock at a rate of 58% of the average of the three lowest closing bid prices during the ten trading days prior to notice to convert. During the three months ended December 31, 2012, we recorded debt discount for beneficial conversion feature on these notes in the amount of approximately $38,379 and $27,155, and recognized debt discount as interest expense during the three months ended December 31, 2012 in the amount of $12,421 and $3,200 respectively.

During the three months ended December 31, 2012, one of our convertible promissory note holders converted $19,589 of their note into 3,123,466 shares of our common stock on which we recorded $15,641 as loss on settlement of liabilities in our condensed consolidated statement of operations.

Note 6.  Preferred Stock and Common Stock

Preferred Stock- Our board of directors has the authority to designate and issue up to 5,000,000 shares of $0.001 par value preferred stock in one or more series, and to fix and determine the relative economic rights and preferences of preferred shares any or all of which may be greater than the rights of our common stock, as well as the authority to issue such shares without further stockholder approval. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders preferred rights to our assets upon liquidation, the right to receive dividends before dividends are declared to holders of our common stock, and the right to the redemption of such preferred shares, together with a premium, prior to the redemption of the common stock. In addition, shares of preferred stock could be issued with terms calculated to delay or prevent a change in control or make removal of management more difficult. As of December 31, 2012, we had three classes of preferred stock designated, of which 2,500,000 shares were designated as Series A preferred stock, 1,000,000 shares as Series B preferred stock, and 1,000,000 shares as Series C preferred stock, leaving 500,000 shares of undesignated preferred stock.

Series A Preferred Stock - As of December 31 and September 30, 2012, we had no shares of Series A preferred stock issued and outstanding

Series B Preferred Stock -  As of December 31 and September 30, 2012, we had 420,700 shares of Series B preferred stock issued and outstanding.  In July 2011, we filed a Certificate of Designation with the Nevada Secretary of State, to set forth the rights, preferences and privileges of the Series B preferred stock (“Series B”).  Holders of Series B have no redemption rights and each share of Series B is entitled to interest at a simple interest rate of 6% per annum. Series B is convertible, at the discretion of our management, into shares of our common stock, except that the holders of the Series B may elect to convert the Series B into common stock upon or after the resignation or termination of our Chief Executive Officer. The number of shares of common stock issuable upon conversion is calculated by (i) multiplying the number of Series B being converted by the per share purchase price received by the Company for such Series B , and then, multiplying such number by 130% and then dividing this calculated value by the average closing bid price, as defined, or by (ii) first, allocating the Series B proportionately according to the amounts by date of individual cash tranches received by the Company then, second, multiplying the number of Series B being converted, identified by tranche, by the per share purchase price received by the Company for such Series B , and then, multiplying such number or numbers by 130% and, finally, dividing the calculated value(s) by the average closing bid price, as defined. The holders of the Series B are entitled to vote with the holders of our common stock with the number of votes equal to the number of common shares available by conversion to the holders of the Series B. We have the right to redeem the Series B in cash at the face amount plus any accrued, but unpaid dividends.

Series C Preferred Stock -  In November 2012, we converted 6,571 shares of Series C preferred stock into 6,571,000 shares of common stock leaving no shares of Series C preferred stock issued and outstanding at December 31, 2012.

Common Stock- We are authorized to issue up to 1.8 billion shares of $0.001 par value common stock. Holders of our common stock are entitled to one vote for each share held of record on all matters submitted to a vote of the holders of our common stock. Subject to the rights of the holders of any class of our capital stock having any preference or priority over our common stock, the holders of shares of our common stock are entitled to receive dividends that are declared by our board of directors out of legally available funds. In the event of our liquidation, dissolution or winding up, the holders of our common stock are entitled to share ratably in our net assets remaining after payment of liabilities, subject to prior rights of preferred stock, if any, then outstanding. Our common stock has no preemptive rights, conversion rights, redemption rights, or sinking fund provisions, and there are no dividends in arrears or in default. All shares of our common stock have equal distribution, liquidation and voting rights and have no preferences or exchange rights.

During the three months ended December 31, 2012, we issued 7,159,628 shares, valued at $52,981, to an investor as a prepayment on assignments of vendor settlements agreements. This amount in included in prepaid expenses and other current assets in our condensed consolidated balance sheet at December 31, 2012.

Common Stock issued for services – We entered into an agreement with a service provider where we in December 2012 issued 3,178,000 shares of our common stock valued at $37,500. In addition, we issued  warrants to purchase 1,580,000 shares of common stock at a price of $0.0095 exercisable after 180 days, to a consultant, valued at $14,483. We recorded $51,983 to Prepaid Expense of which we recorded $17,328 as general and administrative expense during the three months ended December 31, 2012 in our condensed consolidated statements of operations.

Long Term Incentive Compensation Plan – Our Long Term Incentive Compensation Plan (the Plan") was adopted in 2006 and amended in 2009. The Plan is administered by our board of directors. Our Board of Directors has amended the Stock Incentive Plan to increase the aggregate number of shares available for issuance under the plan to 25,000,000 shares conditional upon approval by our shareholders. We have granted stock options under the plan to employees, members of our board of directors, and advisors and consultants. No options have been exercised. Options are exercisable for ten years from date of grant. As of December 31, 2012, there are 21,282,543 options outstanding under this plan, all of which are exercisable.

Stock-based compensation expense related to these options was approximately zero and $22,000 during the three months ended December 31, 2012 and December 31, 2011, respectively, substantially all of which was recognized as general administrative expense. As of December 31, 2012, there is no unrecognized compensation cost related to these options.

Director, Officer, and Employee Sales Incentive Plan– As of December 31,2012, and September 30, 2012, we have 225,200,000 sales incentive options issued. These options expire in 2022, are performance based, and vest upon the attainment of certain sales targets.

Management has determined that as of December 31, 2012 the vesting of these options is not probable, accordingly no compensation expense has been recognized to these options.

The following table summarizes stock option activity during the quarter ended December 31, 2012.

	Options Outstanding	Weighted Average Exercise Price
Outstanding at September 30, 2012	246,482,543	$0.01
Granted	-	-
Exercised	-	-
Cancelled	-	-
Forfeited	-	-
Outstanding at December 31, 2012	246,482,543	$0.01

As of December 31, 2011, the aggregate intrinsic value of options outstanding, representing the excess of the closing market price of our common stock over the exercise price, is nil.

Stock-based compensation expense related to options was zero and approximately $22,000 during the three months ended December 31, 2012 and December 31, 2011, respectively, substantially all of which was recognized as general administrative expense.

Warrants– At December 31, 2012, there were warrants outstanding for the purchase of 348,476,534 shares of our common stock at a weighted average exercise price of $0.015 per share. During the three months ended December 31, 2012, we issued warrants to purchase a total of 1,580,000 shares of common stock at a weighted average exercise price of $0.0095 per share for services. Share-based compensation was calculated using the Black-Scholes-Merton model. Warrants outstanding at December 31, 2012 expire at various dates from August 2014 to December 2018. A summary of warrant activity during the three months ended December 31, 2012 follows:

Warrants Outstanding
Outstanding at September 30, 2012	348,585,700
Granted	1,580,000
Expired	(1,689,166)
Outstanding at December 31, 2012	348,476,534

Employee Stock Purchase Plan- In 2008, we adopted an Employee Stock Purchase Plan, under which the number of shares of common stock that may be sold shall not exceed 900,000 shares. No shares have been purchased under this plan.

Note 7.Commitments and Contingencies

Lease- Our corporate offices and laboratory facilities are leased under a lease agreement amended in November 2011.  Under the terms of the lease amendment, the term of the lease continues through October 31, 2013 at a monthly rent of $9,500, plus expenses.

2011 Contested Loan Write-Offs- As described in the notes to our consolidated financial statements for the year ended September 30, 2012 in our annual report on Form 10-K, during fiscal 2011 we wrote off certain contested notes payable to CAMHZN Master LDC, Agile Opportunity Fund (“Agile”), and Capitoline Advisors, Inc. (“Capitoline”) in an aggregate amount of approximately $1.6 million. In addition, during fiscal 2011, we rescinded 2,422,979 shares of our common stock previously issuable to Agile and Capitoline.  We wrote off the balance of these notes and shares after concluding that the total amount of our equity payments made on each of these notes represented payments in excess of the loan principal plus the maximum interest allowed under the applicable laws of the state of New York, the state by which the notes were governed.  These lenders dispute our conclusions and continue to allege that we are in default of our obligations. Although we believe that we have paid our obligations on the notes to the maximum amount permitted or required under applicable law, it is reasonably possible that one or more of these lenders may bring legal action against us and there are no assurances whether we would prevail in any such action.

Disputes With Various Vendors and Lenders- Certain of our vendors and lenders have brought suits and/or obtained judgments in their favor regarding past due balances owed them by us. We have recorded these past due balances in liabilities in our condensed consolidated balance sheets at December 31 and September 30, 2012.

Note 8.Related Party Transactions

For purposes of these condensed consolidated financial statements, New Power Solutions, LLC, Summit Trading Limited, Green World Trust, and Sierra Trading Corp. are considered related parties due to their beneficial ownership (shareholdings or voting rights) in excess of 5% as of and during the three months ended December 31, 2011. All material transactions with these investors for the three months ended December 31, 2011 are listed below.

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

In October 2011, we entered into a Series B Purchase Agreement with Sierra Trading Corp. and we issued 142,200 shares of Series B for $142,200 in cash proceeds that we received in our fiscal year ended September 30, 2011

On November 4, 2011, we entered into a Securities Purchase Agreement with New Power Solutions, LLC. During the three months ended December 31, 2011, we received approximately $300,000 in cash proceeds and issued 42,848 shares of Series C to New Power.

During the three months ended December 31, 2012, we recorded consulting expense in the amount of $15,000 and $7,500 for Advanced Materials Advisory, LLC, for a consulting agreement and for services by David Schmidt as Acting Principal Financial Officer. Advanced Materials Advisory is owned by David Schmidt, who is also a Member of Neah’s Board of Directors.

Note 9.Subsequent Events

In January of 2013 we issued a convertible promissory note in the amount of $37,500 for net proceeds of $35,000. The note is interest bearing at an annual rate of 8% and has a maturity date of October 28, 2013. After six months from the date of issue, the promissory note may be converted into shares of common stock at a rate of 58% of the average of the three lowest closing bid prices during the ten trading days prior to notice to convert.

In January of 2013, we received five conversion notices for a total $8,000 of a convertible note from September 2012. We issued 1,951,423 shares of common stock valued at $12,500.

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview and Background

The following management’s discussion and analysis is intended to provide information necessary to understand our audited condensed consolidated financial statements and highlight certain other financial information, which in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition, and results of operations. In particular, the discussion is intended to provide an analysis of significant trends and material changes in our financial condition and operating results during the three months ended December 31, 2012, compared to the three months ended December 31, 2011. Operating results for the  three months ended December 31, 2012 are not necessarily indicative of the results that may be expected for any future period. Investors should read the following discussion and analysis in conjunction with our audited financial statements and related notes for the three months ended September 30, 2012.

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

We are developing two classes of fuel cells, one referred to as the PowerChip™ and the other as the PowerPlay™ product. The PowerChip™ is a silicon based fuel cell that uses traditional computer chip manufacturing to build the fuel cell. The PowerPlay™ product was developed during the last two years using some processing steps of the PowerChip™ technology and using polymeric materials for a lower cost, consumer oriented product. The PowerChip™ is targeted for applications (anaerobic) where the quality of the surrounding air is unpredictable or not available as in diesel-fumes contaminated environments or underwater applications. The PowerPlay™ product uses air from the surrounding environment and is targeted for consumer-oriented and less aggressive applications for lower power ranges.

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

Liquidity, Going Concern and Capital Resources

Our Condensed Consolidated Financial Statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The report of our auditors on our Consolidated Financial Statements for our fiscal year ended September 30, 2012 indicates that there is substantial doubt about our ability to continue as a going concern based upon our balance sheet, cash flows and liquidity position. We cannot provide assurance that we will obtain sufficient funders from financing or operating activities to support continued operations or business deployment. Our financial statements for the three months ended December 31, 2012 and 2011 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classifications of liabilities that may result from the outcome of this uncertainty.

Since our inception, we have reported net losses, including losses of $1,000,000 and $1,633,000 during the years ended September 30, 2012 and 2011, respectively. For the three months ended December 31, 2012, we had an net loss of approximately $612,000 and used net cash of approximately $293,000 in operating activities. We expect that we will report net losses into the near future, until we are able to generate meaningful cash revenues from operations. At December 31, 2012, our working capital deficit and accumulated deficit were $740,000 and $56,762,000, respectively.

During the past several years, we have funded our operations through sales of our common and preferred stock, short-term borrowings, and settlement of accounts payable by issuance of common stock. During the three months ended December 31, 2012, we have funded our operations through proceeds from convertible debentures in the amount of $91,000.

We require additional financing to execute our business strategy and to satisfy our near-term working capital requirements. Our operating expenses will use a significant amount of our cash resources.  As of December 31, 2012, we had $657,000 in accounts payable. Our management seeks to raise additional financing to fund future operations and to provide additional working capital to fund our business. Without additional funding, our cash is estimated to support our operations through March 2013. We cannot provide assurance that we will obtain sufficient funders from financing or operating activities to support continued operations or business deployment Without the needed funding or adequate cash flow from operations, we may be forced to curtail our development or cease our operations altogether, which may include seeking protection under the bankruptcy laws.

Recent Financing Activities

            In January of 2013 we issued a convertible promissory note in the amount of $37,500. The note is interest bearing at an annual rate of 8% and has a maturity date of October 28, 2013. After six months from the date of issue, the promissory notes may be converted into shares of common stock at a rate of 58% of the average of the three lowest closing bid prices during the ten trading days prior to notice to convert.

Results of Operations

Three months ended December 31, 2012, Compared to Three months ended December 31, 2011

Revenues for the three months ended December 31, 2012 and 2011 were $0 and $190,000, respectively. In 2011, we generated revenue from a development contract with a customer in the amount of $189,500 and there was no cost of goods related to the development contract.

Research and development expenses (“R&D”) consist primarily of salaries and other personnel-related expenses, facilities costs, and other laboratory and research related expenses. Total R&D costs for the three months ended December 31, 2012 increased by $83,000, to $159,000 from $76,000 for the same period in 2011. The increase was primarily due to increase in R&D salaries and wages of $50,000, an increase in project expenses of $39,000 and a decrease in facilities cost and depreciation expense of $6,000.

General and administrative expenses (“G&A”) consist primarily of salaries and related expenses for our management, finance and related personnel, as well as costs for marketing and sales expenses, professional fees, such as accounting and legal, corporate insurance and facilities costs, and non-employee members of our board of directors. G&A expenses decreased to $362,000 from $403,000 for the same period in 2011. The decrease in G&A expense in the three months ended December 31, 2012 of $41,000 was primarily due to the following:

•         a decrease of $12,000 to $15,000 from $27,000 in board compensation expense, recorded for the same period in 2011.

•         a decrease of $29,000 to zero from $29,000 in stock and warrant compensation, recorded for the same period in 2011.

•         an increase of $9,000 in marketing expenses in current quarter to $11,000 from $2,000, recorded for. the same period in 2011,

•         a decrease in salaries expense of $34,000 to $91,000 from $125,000, recorded for the same period in 2011.

•         an increase in professional services of $22,000 to $223,000 from $201,000, recorded for the same period in 2011.

During the three months ended December 31, 2012, we recorded net loss on the settlement of liabilities of $30,000 compared with a net gain of $604,000 in the same period in 2011

Interest expense decreased by $100,000 for the three months ended December 31, 2012 to $30,000 compared with $130,000 in the same period in fiscal 2011. The decrease in the three months ended December 31, 2012 compared with the same period in 2011 was primarily due to reduced interest from notes payable and debentures resulting from lower loan balances in 2012 and lower debt discount costs amortized to interest expense in 2012.

Financing costs increased to $31,000 for the three months ended December 31, 2012 from nil in the same period in fiscal 2011 due to costs of financing efforts in 2012.

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

Off-Balance Sheet Arrangements

As of December 31, 2012 we did not have any off-balance sheet arrangements.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011. Based upon that evaluation, our Chief Executive Officer and Acting Principal Financial Officer concluded that our disclosure controls and procedures were not effective for gathering, analyzing and disclosing the information that we are required to disclose in reports filed under the Securities Exchange Act of 1934, as amended.  In performing the assessment for the quarter ended December 31, 2012, our management concluded that our disclosure controls and procedures were not effective to accomplish the foregoing, due to the material weakness in internal control over financial reporting that was first identified in 2008 and was most recently described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

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

As of December 31, 2012 we remained a party to certain judgments and legal actions related to failure to pay outstanding invoices on Accounts Payable, representing a total liability of approximately $82,000 which is included in our financial statements as Accounts Payable. We continue to work with these vendors to negotiate and settle these debts, based on available cash resources.

Item 1A.                Risk Factors.

Investors should carefully consider the risk factors set forth in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2012 which could materially affect our business, financial position and results of operations.

Item 2.                   Unregistered Sales of Equity Securities and Use of Proceeds.

The information below lists all of the securities we sold during the three months ended December 31, 2012, other than those sales previously reported in a Current Report on Form 8-K or a Quarterly Report on Form 10-Q, which were not registered under the Securities Act, including all sales of reacquired securities, as well as new issues, securities issued in exchange for property, services, or other securities, and new securities resulting from the modification of outstanding securities. No underwriting discounts or commissions were incurred in connection with any of the following transactions. Each of the transactions was conducted as a private placement, without the use of any general solicitation, and was exempt from registration under Section 4(2) of the Securities Act.

•         During the quarter ended December 31, 2012, we issued 3,123,466 shares of our common stock, valued at approximately $35,230 in 7 separate partial conversions of an outstanding convertible note payable to GEL Propertiess, LLC.

•         In October and November 2012, we issued 9,654,476 shares valued at $53,000 in conversion of an outstanding convertible note payable of $53,000 to Asher Enterprises, Inc. This note has been fully satisfied and subsequently cancelled.

•         In December 2012, we issued 3,367,003 shares valued at $24,915 to Redwood Management LLC in conversion of an outstanding convertible note payable of $10,000. Also in December 2012, we issued 7,159,628 valued at $52,981 in prepayment for assignments of vendor settlements.

•         For consulting services rendered by Agoracom Investor Relations Corp. in December 2012, we issued 3,178,000 shares of common stock valued at $37,500 and issued 1,580,000 warrants with exercise price of $0.0095 and which expire in 3 years.

Item 3.                  Defaults Upon Senior Securities.

As described in the notes to our consolidated financial statements for the year ended September 30, 2012 in our annual report on Form 10-K, during fiscal 2011 we wrote off certain contested notes payable to CAMHZN Master LDC, Agile Opportunity Fund (“Agile”), and Capitoline Advisors, Inc. (“Capitoline”) in an aggregate amount of approximately $1.6 million and we rescinded 2,422,979 shares of our common stock previously issuable to Agile and Capitoline.  We wrote off the balance of these notes and shares after concluding that the total amount of our equity payments made on each of these notes represented payments in excess of the loan principal plus the maximum interest allowed under the applicable laws of the state of New York, the state by which the notes were governed.

We have previously received notices of default from these lenders during 2010 and 2011, including most recently in December 2011.These lenders dispute our conclusions and continue to allege that we are in default of our obligations.  Although we believe that we have paid our obligations on the notes to the maximum amount permitted or required under applicable law, it is possible that one or more of these lenders may bring legal action against us and there are no assurances whether we would prevail in any such action.

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

NEAH POWER SYSTEMS, INC.

Dated: February 19, 2013	By:	/s/ GERARD C. D’COUTO
Gerard C. D’Couto
President and Chief Executive Officer
(Principal Executive Officer)

Dated: February 19, 2013	By:	/s/ DAVID SCHMIDT
David Schmidt
Acting Principal Finance & Accounting Officer
(Acting Principal Accounting Officer)

Table of Contents

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