Form 10-Q
period 2013-03-31
NEAH POWER SYSTEMS, INC.
filed 2013-05-20
CIK 1162816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 20, 2013
Common Stock, $0.001 par value	592,745,235

Neah Power Systems, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended March 31, 2013

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
3

PART 1 - FINANCIAL INFORMATION

Item 1.                   Financial Statements

NEAH POWER SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2013 and September 30, 2012
(Unaudited)

ASSETS
	March 31,	September 30,
	2013	2012
Current assets
Cash and cash equivalents	$122,886	$235,145
Accounts receivable	10,350	38,500
Note receivable	55,966	53,597
Prepaid expenses and other current assets	130,515	296,345
Total current assets	319,717	623,587
Property and equipment, net	10,032	10,453
Total assets	$329,749	$634,040

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$760,887	$597,134
Accrued compensation and related expenses	241,738	141,397
Other liabilities	157,939	69,981
Notes payable and accrued interest, net of discount of $58,948 and $13,258, respectively	110,041	140,432
Current portion of obligation to building landlord	73,332	80,000
Total current liabilities	1,343,937	1,028,944
Long term portion of obligation to building landlord	-	6,665

Total liabilities	1,343,937	1,035,609

Commitments and contingencies

Stockholders' deficit
Preferred stock -
$0.001 par value; 5,000,000 shares authorized
Series A convertible; 2,500,000 shares designated
No shares shares issued and outstanding	-	-
Series B convertible; 1,000,000 shares designated
420,700 shares issued and outstanding	421	421
Series C convertible; 1,000,000 shares designated
No and 6,571 shares issued and outstanding, respectively	-	6
Common stock
$0.001 par value, 1,800,000,000 shares authorized,
574,856,318 and 503,041,505 shares issued and outstanding, respectively	574,856	503,041
Additional paid-in capital	55,712,685	55,244,886
Accumulated deficit	(57,302,150)	(56,149,923)
Total stockholders' deficit	(1,014,188)	(401,569)

Total liabilities and stockholders' deficit	$329,749	$634,040

See Notes to Condensed Consolidated Financial Statements

NEAH POWER SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and six months ended March 31, 2013 and 2012
(Unaudited)

	For the three months ended March 31,		For the six months ended March 31,
	2013	2012	2013	2012
Revenues	$45,292	$-	$45,292	$189,500
Operating expenses
Research and development expense	101,517	38,380	260,612	116,790
General and administrative expense	414,583	243,445	776,707	644,771
Total operating expenses	516,100	281,825	1,037,319	761,561
Loss from operations	(470,808)	(281,825)	(992,027)	(572,061)
Other income (expense)
Financing costs	(3,900)	-	(34,400)	-
Interest expense	(37,246)	(25,310)	(67,829)	(155,735)
Gain (loss) on settlement of liabilities, net	(27,957)	402,442	(57,971)	1,006,688
Net income (loss)	$(539,911)	$95,307	$(1,152,227)	$278,892
Net income (loss) per share
Basic		$0.00		$0.00
Diluted		$0.00		$0.00
Basic and diluted loss per common share	$(0.00)		$(0.00)
Weighted average shares used to compute net income (loss) per share
Basic		184,017,159		167,543,861
Diluted		332,554,613		287,983,773
Basic and diluted weighted average common shares outstanding	547,506,255		532,533,067

See Notes to Condensed Consolidated Financial Statements

NEAH POWER SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended March 31, 2013 and 2012
(Unaudited)
	For the six months ended March 31,
	2013	2012

Cash flows from operating activities:
Net income (loss)	$(1,152,227)	$278,892
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	421	4,377
Amortization of debt discount	64,865	148,728
Stock-based compensation expense from options, warrants, and shares issued for services	63,271	79,187
Issuance of note payable as consideration for consulting services	-	13,500
(Gain) Loss on settlement of liabilities, net	57,971	(1,006,688)
Other	(2,369)	(3,715)
Changes in operating assets and liabilities
Accounts receivable	28,150	-
Prepaid expenses and other current assets	165,831	(24,463)
Accounts payable and obligations to landlord	203,528	181,316
Accrued compensation and related expense	100,341	(22,314)
Accrued interest and other liabilities	93,292	(233,298)
Net cash used in operating activities	(376,926)	(584,478)
Cash flows from financing activities:
Proceeds from sale of common stock, net	150,000	-
Proceeds from notes payable, net	128,000	-
Proceeds from sale of preferred stock	-	585,935
Principal payments on notes payable	(13,333)	(5,016)
Net cash provided by financing activities	264,667	580,919
Net change in cash and cash equivalents	(112,259)	(3,559)
Cash and cash equivalents, beginning of year	235,145	5,097
Cash and cash equivalents, end of year	$122,886	$1,538

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Noncash investing and financing activities
Shares and Warrants issued in connection with settlement of liabilities and conversion of convertible notes	$216,456	$288,065
Accounts payable exchanged into notes payable and long term obligations	$15,000	$271,517
Discount (including beneficial conversion feature) on notes payable	$109,881	$96,594
Exchange of preferred stock for promissory note	$-	$75,900

See Notes to Condensed Consolidated Financial Statements

NEAH POWER SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
For the six month ended March 31, 2013
(Unaudited)

	Preferred stock								Total Stockholders' Deficit
	Series B Preferred Stock		Series C Preferred Stock		Common stock		Additional	Accumulated Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	paid-in capital
Balances at September 30, 2012	420,700	$ 421	6,571	$ 6	503,041,505	$ 503,041	$ 55,244,886	$ (56,149,923)	$ (401,569)
Issuance of common stock in settlement of liabilities					1,813,819	1,814	18,186		20,000
Issuance of common stock and warrants on conversion of notes payable					26,843,298	26,843	169,613		196,456
Issuance of common stock and warrants for services					3,978,000	3,978	59,293		63,271
Preceeds from issuance of common stock and warrants					32,608,696	32,609	117,391		150,000
Conversion of Series C Preferred Stock to common stock			(6,571)	(6)	6,571,000	6,571	(6,565)		-
Beneficial conversion feature on convertible debt issued							109,881		109,881
Net loss for the six months March 31, 2013								(1,152,227)	(1,152,227)
Balances at March 31, 2013	420,700	$ 421	-	$ -	574,856,318	$ 574,856	$ 55,712,685	$ (57,302,150)	$ (1,014,188)

See Notes to Condensed Consolidated Financial Statements

 NEAH POWER SYSTEMS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended March 31, 2013 and 2012 respectively.

(Unaudited)

Note 1.   Organization and Description of Business

Neah Power Systems, Inc. (“the Company”, “we”, “us” or “our”) is engaged in the development and sale of renewable energy solutions using proprietary fuel cell technology. Our fuel cells are designed to replace existing rechargeable and non-rechargeable battery technology in a variety of applications. We have developed solutions specifically targeted for the military, transportation, and portable electronics applications, and are continuing to pursue additional applications for our technology. Our long-lasting, efficient and safe power solutions include devices such as notebook PCs, military radios, and other power-hungry computer, entertainment and communications products.

We are developing two classes of fuel cells, one referred to as the PowerChip™  and the other as the PowerPlay™  product. The PowerChip™ is a silicon based fuel cell that uses traditional computer chip manufacturing to build the fuel cell. The PowerPlay™  product was developed during the last two years using some processing steps of the PowerChip™  technology and using polymeric materials for a lower cost, consumer oriented product. The PowerChip™  is targeted for applications (anaerobic) where the quality of the surrounding air is unpredictable or not available such as diesel-fumes contaminated environments or underwater applications. The PowerPlay™  product uses air from the surrounding environment and is targeted for consumer-oriented and less aggressive applications and typically for lower power ranges. Our technology and its application have been validated both by our own research and customer results. We believe our fuel cells would outperform lithium ion batteries and other similar power sources, with longer run time, shorter recharge time, portability, and other measures of performance. We anticipate that our fuel cell solution will be particularly beneficial in applications requiring the use of more than one battery because the user will only need to use a single fuel cell with a supply of smaller fuel cartridges, resulting in reduced overall size and weight.

We have an intellectual property portfolio consisting of 12 issued patents, 2 patents pending and 1 pending application, and various trade secrets for our proprietary technology.  We use a unique, patented and award winning, silicon-based design for our Powerchip™  micro fuel cells that enable higher power densities, lower cost and compact form-factors. The PowerChip™  technology has been recognized for both its innovativeness and its application potential from noted sources including the 2012 ZINO Green finalist, the 2010 WTIA finalist, 2010 Best of What’s New Popular Science and other awards. Our website is www.neahpower.com.

We have shipped PowerChip™  product to a Fortune 150 Defense Supplier last fiscal year and are in discussions with them regarding follow up business.  We recently announced a sales and purchase agreement with Ion Geophysical Corporation (“the Customer”), whereby the Company is developing fuel cell stacks utilizing the Company’s fuel cells within a mutually agreed to schedule. The agreement also provides for (a) the Company to be the exclusive supplier of the subject product to the Customer for the intended application, and for the Customer to have exclusive use of the Company’s subject product technology for the intended application and (b) the delivery of a minimum of eighty eight (88) units to the Customer, in each case subject to the terms and conditions of the agreement. We have made significant progress on this development program, and continue to meet various milestones and receive payments that have been jointly defined with this customer.

We have shipped our initial unit of the PowerPlay™  product to a Fortune 120 consumer company for evaluation. We have also  received interest from other telecom service providers both domestically and internationally and, as previously announced, the Company intends to launch this product in a limited fashion directly to consumers. The Company will update on an ongoing basis.

Note 2.   Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements. The accompanying unaudited financial information should be read in conjunction with the audited consolidated financial statements, including the notes thereto, as of and for the fiscal year ended September 30, 2012, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 31, 2012. The information furnished in this Report reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of our consolidated financial position, results of operations and cash flows for each period presented. The results of operations for the interim period ended March 31, 2013 may not be indicative of future results.

Fair value of financial instruments

The fair value of our financial instruments, including cash and cash equivalents, accounts receivable, notes receivable, accounts payable, certain accrued liabilities and notes payable approximates the carrying amounts value due to their short maturities. The fair value of the obligation to our landlord approximates the carrying value based on current interest rates.

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

Revenue Recognition

Revenue for the three and six months ended March 31, 2013 and 2012 consists of revenues from research and development contracts. In general, we recognize revenue when we have persuasive evidence of an arrangement, the services/goods have been provided or delivered to the customer, the price is fixed and determinable, no significant unfulfilled obligations exist, and collectibility is reasonably assured. Revenue from research and development arrangements is recognized either (a) as performance is estimated to be completed which is based on factors such as costs or direct labor hours of the project, or (b) using the milestone method if the contractual milestones in the arrangement are determined to be substantive. Each research and development arrangement is analyzed to determine the appropriate revenue recognition method to be utilized. Estimates of performance completion are reviewed on a periodic basis and are subject to change, and changes could occur in the near term. If an estimate is changed, revenue could be impacted significantly. Payments received in excess of amounts earned are recorded as deferred revenue. At March 31, 2013 there is $88,388 of deferred revenue included in other liabilities on the condensed consolidated balance sheet (none at December 31, 2012).

Note 3. Going concern

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of our Company as a going concern. Since inception, we have reported net losses, including losses of $999,544 and $1,633,217 during the years ended September 30, 2012 and 2011, respectively. We have reported a net loss of $1,152,227 during the six months ended March 31, 2013, and we expect losses to continue in the near future as we grow our operations. At March 31, 2013, we have a working capital deficit of $1,024,220 and an accumulated deficit of $57,302,150. Net cash used by operating activities was $376,926 and $584,478 during the six months ended March 31, 2013 and 2012, respectively. We have funded our operations primarily through sales of our common and preferred stock, short-term borrowings, and cash receipt from sales. In this regard, during the six months ended March 31, 2013, we raised $278,000 from our financing activities, and received $123,330 in cash pursuant to terms on sales contracts.

Investment funds received have not been sufficient to continue to support certain operating activities, which led to postponement in the deployment of our business strategy and the scaling back of research and development activities. We continue at reduced staffing levels as we focus on raising additional capital and engaging prospective customers. Without additional funding, our cash is estimated to support our operations into May 2013. These factors, and those of the preceding paragraph, raise substantial doubt about our ability to continue as a going concern.

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

The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classifications of liabilities that may result from the outcome of this uncertainty

Note 4. Net Income and Loss per Share

Earnings and Loss per Share

Basic and diluted net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. All common stock equivalents for 2013 are excluded as the effect would be anti-dilutive due to our net losses. The following numbers of shares have been excluded from net income (loss) per share computations for the three and six months ended March 31, 2013 and 2012:

	2013	2012
Convertible Series B Preferred Stock	69,928,988	-
Convertible debt	28,716,750	-
Common stock options	240,482,543	235,689,119
Common stock purchase warrants	352,645,971	13,320,375

 We calculate our basic earnings per share (“EPS”) using net earnings and the weighted-average number of shares outstanding during the reporting period. Diluted EPS includes any dilutive effect of outstanding convertible preferred stock, stock options, stock warrants, and convertible debt.

The reconciliation of the numerators and denominators of the basic and diluted EPS for the three and six months ended March 31, 2012 was as follows:

	Three months ended March 31,		Six months ended March 31,
	2012	2012	2012	2012
	Basic	Diluted	Basic	Diluted
Numerator:
Net Income	$95,307	$95,307	$278,892	$278,892
Less: Accumulated Preferred Dividends	(19,396)	(19,396)	(19,396)	(19,396)
Add: Interest on Convertible Debt	-	4,432	-	8,585
	$75,911	$80,343	$259,496	$268,081
Denominator
Weighted-ave shares used to compute basic EPS	184,017,159	184,017,159	167,543,861	167,543,861
Conversion of Preferred Stock	-	100,753,998	-	73,888,009
Conversion of Debt	-	46,634,488	-	45,412,677
Conversion of Options and Warrants	-	1,148,968	-	1,139,226

Weighted-ave shares used to compute net income per share	184,017,159	332,554,613	167,543,861	287,983,773

Net income per share:	$0.00	$0.00	$0.00	$0.00

Note 5.  Notes Payable

Notes payable and accrued interest consisted of the following at March 31, 2013 and September 30, 2012:

	March 31, 2013	September 30, 2012
Convertible debentures, interest rates from 6% - 8% and maturing in 2013	$149,081	$111,000
Notes Payable	15,000	39,289
Accrued interest	4,908	3,401
Debt discount	(58,948)	(13,258)
	$110,041	$140,432

Settlement of Notes Payable

In December 2012, one of our note holders assigned their note to a third party who converted the note into 3,367,003 shares of common stock and we recorded a loss on settlement of liabilities of $14,916 in our condensed consolidated statement of operations. We recorded a reduction to our Notes Payable in the amount of $10,000 for this transaction.

During the three months ended March 31, 2013, six of our note holders assigned their notes to a third party who then converted the notes into 7,159,628 shares of common stock. We recorded a loss on settlement of liabilities of $31,790 in our condensed consolidated statement of operations and a reduction to Notes Payable in the amount of $29,289 for this transaction.

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

During the six months ended March 31, 2013, we issued three convertible promissory notes in the aggregate amount of $128,000 to an investor for net proceeds of $120,000. The notes are interest bearing at an annual rate of 8% and have maturity dates of July 5, 2013, September 4, 2013, and October 28, 2013. After six months from the date of issue, the promissory notes may be converted into shares of common stock at a rate of 58% of the average of the three lowest closing bid prices during the ten trading days prior to notice to convert. During the six months ended March 31, 2013, we recorded debt discount for beneficial conversion feature on these notes in the amount of $109,881.

During the six months ended March 31, 2013, one of our convertible promissory note holders converted $36,319 of their note into 6,662,191 shares of our common stock on which we recorded $25,845 as loss on settlement of liabilities in our condensed consolidated statement of operations.

Issuance of Promissory Note

During the three months ended March 31, 2013, we issued a non-interest bearing promissory note in the amount of $15,000 in full satisfaction of an outstanding liability. The note is payable in three installments of $5,000 with the first payment due within 30 days of the agreement and the  following two payments on the 15th of each month thereafter.

Note 6.  Preferred Stock and Common Stock

Preferred Stock - Our board of directors has the authority to designate and issue up to 5,000,000 shares of $0.001 par value preferred stock in one or more series, and to fix and determine the relative economic rights and preferences of preferred shares any or all of which may be greater than the rights of our common stock, as well as the authority to issue such shares without further stockholder approval. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders preferred rights to our assets upon liquidation, the right to receive dividends before dividends are declared to holders of our common stock, and the right to the redemption of such preferred shares, together with a premium, prior to the redemption of the common stock. In addition, shares of preferred stock could be issued with terms calculated to delay or prevent a change in control or make removal of management more difficult. As of March 31, 2013, we had three classes of preferred stock designated, of which 2,500,000 shares were designated as Series A preferred stock, 1,000,000 shares as Series B preferred stock, and 1,000,000 shares as Series C preferred stock, leaving 500,000 shares of undesignated preferred stock.

Series A Preferred Stock - As of March 31, 2013 and September 30, 2012, we had no shares of Series A preferred stock issued and outstanding

Series B Preferred Stock -  As of March 31, 2013 and September 30, 2012, we had 420,700 shares of Series B preferred stock issued and outstanding.  In July 2011, we filed a Certificate of Designation with the Nevada Secretary of State, to set forth the rights, preferences and privileges of the Series B preferred stock (“Series B”).   Holders of Series B have no redemption rights and each share of Series B is entitled to interest at a simple interest rate of 6% per annum. Series B is convertible, at the discretion of our management, into shares of our common stock, except that the holders of the Series B may elect to convert the Series B into common stock upon or after the resignation or termination of our Chief Executive Officer. The number of shares of common stock issuable upon conversion is calculated by (i) multiplying the number of Series B being converted by the per share purchase price received by the Company for such Series B , and then, multiplying such number by 130% and then dividing this calculated value by the average closing bid price, as defined, or by (ii) first, allocating the Series B proportionately according to the amounts by date of individual cash tranches received by the Company then, second, multiplying the number of Series B being converted, identified by tranche, by the per share purchase price received by the Company for such Series B , and then, multiplying such number or numbers by 130% and, finally, dividing the calculated value(s) by the average closing bid price, as defined. The holders of the Series B are entitled to vote with the holders of our common stock with the number of votes equal to the number of common shares available by conversion to the holders of the Series B. We have the right to redeem the Series B in cash at the face amount plus any accrued, but unpaid dividends.

Series C Preferred Stock -  In November 2012, we converted 6,571 shares of Series C preferred stock into 6,571,000 shares of common stock.  As a result, we have no shares of Series C preferred stock issued and outstanding at March 31, 2013.

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

Common Stock and Warrants issued for services – We entered into an agreement with Agoracom Investor Relations Corp where we in December 2012 issued 3,178,000 shares of our common stock valued at $37,500. In addition, we issued warrants to purchase 1,580,000 shares of common stock at a price of $0.0095 and valued at $14,483 which are exercisable after 180 days. We recorded $51,983 to Prepaid Expense on issuance of which we amortized $43,320 as general and administrative expense during the six months ended March 31, 2013 in our condensed consolidated statements of operations.

We entered into a three month agreement with Hart Partners, LLC where we in March 2013 issued 800,000 shares of common stock valued at $8,000. We recorded $2,667 to general and administrative expense and $5,333 to prepaid expenses during the three months ended March 31, 2013, for this transaction.

In March 2013, we issued 333,333 warrants to purchase common stock at the exercise price of $.0106 to SMZ Research valued at $3,288. We recorded this to general and administrative expense in our consolidated statements of operation.

Common Stock issued for settlement of vendor balance – In March 2013 we issued 1,813,819 shares of our common stock valued at $20,000 as a final payment to StoryCorp Consulting of which we recorded $4,000 to general and administrative expense and $16,000 against the balance due the vendor recorded in accounts payable.

Common Stock and Warrants issued for cash – In March, 2013, the company sold 32,608,696 restricted common shares and a 3-year warrant to purchase 3,896,104 restricted common shares at the exercise price of $.015 per share to PSN Components, LLC (“PSN”) for the purchase price of $150,000 pursuant to the terms of a Securities Purchase Agreement. As part of the transaction, the Company granted the Investor observer status privileges at all Board of Director meetings provided Investor retains beneficial ownership of at least 80% of the equity securities purchased. In addition and also as part of the transaction, the Company signed a manufacturing rights agreement with the Investor pursuant to the principal terms of which: the Investor will have the right of first offer and the right of first refusal to manufacture, on a high-volume program basis, the Company’s products at the most cost effective price, and; the right, in the event of a joint venture manufacturing effort, to invest up to 51% of any required equity funding for any such joint venture. As of March 31, 2013, we are still negotiating the terms and conditions that shall govern the observer status privileges at Board of Director meetings and the manufacturing rights agreement.

Long Term Incentive Compensation Plan – Our Long Term Incentive Compensation Plan (“the Plan") was adopted in 2006 and amended in 2009. The Plan is administered by our Board of Directors. Our Board of Directors has amended the Stock Incentive Plan to increase the aggregate number of shares available for issuance under the plan to 25,000,000 shares conditional upon approval by our shareholders. We have granted stock options under the plan to employees, members of our Board of Directors, and advisors and consultants. No options have been exercised. Options are exercisable for ten years from date of grant. As of March 31, 2013, there are 21,282,543 options outstanding under this plan, all of which are exercisable.

Stock-based compensation expense related to these options was approximately $22,000 and $45,000 during the three and six months ended March 31, 2012, respectively, substantially all of which was recognized as general administrative expense. There was no stock-based compensation expense related to these options in 2013 and as of March 31, 2013, there is no unrecognized compensation cost related to these options.

Director, Officer, and Employee Sales Incentive Plan – As of March 31, 2013, and September 30, 2012, we have 219,200,000 and 225,200,000 sales incentive options issued respectively. These options expire in 2022, are performance based, and vest upon the attainment of certain sales targets.

The vesting of these options is conditional on certain sales targets being met. As of March 31, 2013, these conditions were not met, accordingly no compensation expense has been recognized related to these options to date.
12

The following table summarizes stock option activity for the six months ended March 31,2013:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at September 30, 2012	246,482,543	$ 0.01
Granted	-	-
Exercised	-	-
Cancelled		-
Forfeited	(6,000,000)	0.01
Outstanding at March 31, 2013	240,482,543	$ 0.01

As of March 31, 2013, the aggregate intrinsic value of options outstanding, representing the excess of the closing market price of our common stock over the exercise price, is $8,090.

Warrants – At March 31, 2013, there were warrants outstanding for the purchase of 352,555,971 shares of our common stock at a weighted average exercise price of $0.015 per share. During the six months ended March 31, 2013, we issued warrants to purchase a total of 5,809,437 shares of common stock at a weighted average exercise price of $0.015 per share for services. Share-based compensation was calculated using the Black-Scholes-Merton model. Warrants outstanding at March 31, 2013 expire at various dates from August 2014 to December 2018. A summary of warrant activity during the six months ended March 31, 2013 follows:

Warrants Outstanding
Outstanding at September 30, 2012	348,585,700
Granted	5,809,437
Cancelled	(150,000)
Expired	(1,689,166)
Outstanding at March 31, 2013	352,555,971

Employee Stock Purchase Plan - In 2008, we adopted an Employee Stock Purchase Plan, under which the number of shares of common stock that may be sold shall not exceed 900,000 shares. No shares have been purchased under this plan.

Note 7. Commitments and Contingencies

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

Disputes With Various Vendors and Lenders - Certain of our vendors and lenders have brought suits and/or obtained judgments in their favor regarding past due balances owed them by us. We have recorded these past due balances in liabilities in our condensed consolidated balance sheets at March 31, 2013, and September 30, 2012.

Note 8. Related Party Transactions

For purposes of these condensed consolidated financial statements, New Power Solutions, LLC, Summit Trading Limited, Green World Trust, Sierra Trading Corp., and PSN are considered related parties due to their beneficial ownership (shareholdings or voting rights) in excess of 5% during the three and six months ended March 31, 2013 and 2012. All material transactions with these investors for the three and six months ended March 31, 2013 and 2012, not listed elsewhere, are listed below.

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

In October 2011, we entered into a Series B Purchase Agreement with Sierra Trading Corp. and we issued 142,200 shares of Series B for $142,200 in cash proceeds that we received in our fiscal year ended September 30, 2011

On November 4, 2011, we entered into a Securities Purchase Agreement (“the Securities Agreement”) with New Power Solutions, LLC. During the six months ended March 31, 2012, we received approximately $460,000 in cash proceeds and issued 65,705 shares of Series C to New Power.

In January 2012, under terms substantially the same as the Securities Agreement, Green World Trust purchased and we issued 11,429 shares of Series C for $7.00 per share with net proceeds to us of $80,000. In addition, Green World Trust is entitled to receive three-year warrants to purchase 11,429,000 shares of our common stock at an exercise price of $0.015 per share.

During the six months ended March 31, 2013, we recorded consulting expense in the amount of $15,000 for services by David Schmidt as Acting Principal Financial Officer. In the same period, we also recorded $15,000 for a separate consulting agreement with Advanced Materials Advisory, LLC., that ended in December, 2012. Advanced Materials Advisory is owned by David Schmidt, who is also a Member of Neah’s Board of Directors

Note 9. Subsequent Events

In April 2013, we issued to a lender 3,507,253 shares of common stock for a note obligation in the amount of $18,700 in partial satisfaction of a convertible note. Also in April, we issued to another lender 14,494,254 shares of common stock for a note obligation in the amount of $53,000 in full satisfaction of a convertible note.

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview and Background

The following management’s discussion and analysis is intended to provide information necessary to understand our condensed consolidated financial statements and highlight certain other financial information, which in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition, and results of operations. In particular, the discussion is intended to provide an analysis of significant trends and material changes in our financial condition and operating results during the three and six months ended March 31, 2013, compared to the three and six months ended March 31, 2012. Operating results for the three and six months ended March 31, 2013 are not necessarily indicative of the results that may be expected for any future period. Investors should read the following discussion and analysis in conjunction with our audited financial statements and related notes for the year ended September 30, 2012.

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

The deployment of our business strategy has been delayed during 2013 and 2012 by the availability of capital and our inability to raise sufficient capital to fund ongoing operations, sales and marketing and production. Assuming we are able to continue to obtain sufficient financing, we intend to focus on production and delivery of products to customers and sales efforts. We intend to continue to develop business relationships and demonstrate our technology to potential leading edge adopters.

We have shipped PowerChip® product to a Fortune 150 Defense Supplier and are in discussions with them regarding follow up business.  We recently announced a sales and purchase agreement with Ion Geophysical Corporation (“the Customer”), whereby the Company is developing fuel cell stacks utilizing the company fuel cells within a mutually agreed to schedule. The agreement also provides for (a) the Company to be the exclusive supplier of the subject product to the Customer for the intended application, and for the Customer to have exclusive use of the Company’s subject product technology for the intended application and (b) the delivery of a minimum of eighty eight (88) units to the Customer, in each case subject to the terms and conditions of the agreement. We have made significant progress on this development program, and continue to meet various milestones and receive payments that have been jointly defined with this customer.

We have shipped our initial unit of the PowerPlay product to a Fortune 120 consumer company for evaluation. We have also received interest from other telecom service providers both domestically and internationally and as previously announced the Company intends to launch this product in a limited fashion directly to consumers. The Company will update on an ongoing basis.

Liquidity, Going Concern and Capital Resources

Our Condensed Consolidated Financial Statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The report of our auditors on our Consolidated Financial Statements for our fiscal year ended September 30, 2012 indicates that there is substantial doubt about our ability to continue as a going concern based upon our balance sheet, cash flows and liquidity position. We cannot provide assurance that we will obtain sufficient funds from financing or operating activities to support continued operations or business deployment. Our financial statements for the three and six months ended March 31, 2013 and 2012 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classifications of liabilities that may result from the outcome of this uncertainty.

Since our inception, we have reported net losses, including losses of $999,544 and $1,633,217 during the years ended September 30, 2012 and 2011, respectively. We have reported a net loss of $1,152,227 during the six months ended March 31, 2013, and we expect losses to continue in the near future as we grow our operations. At March 31, 2013, we have a working capital deficit of $1,024,220 and an accumulated deficit of $57,302,150.

During the past several years, we have funded our operations through sales of our common and preferred stock, short-term borrowings, and settlement of accounts payable by issuance of common stock. During the six months ended March 31, 2013, we have funded our operations through proceeds from convertible debentures and a security purchase agreement in the amount of $278,000. In addition, we received $123,330 in cash pursuant to the terms on sales contracts.

We require additional financing to execute our business strategy and to satisfy our near-term working capital requirements. Our operating expenses will use a significant amount of our cash resources.  As of March 31, 2013, we had $761,000 in accounts payable. Our management seeks to raise additional financing to fund future operations and to provide additional working capital to fund our business. Without additional funding, our cash is estimated to support our operations through May 2013. We cannot provide assurance that we will obtain sufficient funds from financing or operating activities to support continued operations or business deployment Without the needed funding or adequate cash flow from operations, we may be forced to curtail our development or cease our operations altogether, which may include seeking protection under the bankruptcy laws.

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

In March, 2013, the company sold 32,608,696 restricted common shares and a 3-year warrant to purchase 3,896,104 restricted common shares at the exercise price of $.015 per share to PSN Components, LLC for the purchase price of $150,000 pursuant to the terms of a Securities Purchase Agreement. As part of the transaction, the Company granted the Investor observer status privileges at all Board of Director meetings provided Investor retains beneficial ownership of at least 80% of the equity securities purchased. In addition and also as part of the transaction, the Company signed a manufacturing rights agreement with the Investor pursuant to the principal terms of which: the Investor will have the right of first offer and the right of first refusal to manufacture, on a high-volume program basis, the Company’s products at the most cost effective price, and; the right , in the event of a joint venture manufacturing effort, to invest up to 51% of any required equity funding for any such joint venture As of March 31, 2013, we are still negotiating the terms and conditions of observer status privileges at Board of Director meetings and the manufacturing rights agreement.

Results of Operations

For the three and six months ended March 31, 2013, compared to the three and six months ended March 31, 2012

Revenues for the three months ended March 31, 2013 and 2012 were $45,292 and $0 respectively, and for the six months ended March 31, 2013 and 2012 were $45,292 and $189,500, respectively. In the six months ended March 31, 2012, we generated revenue from the completion of a development contract with a customer in the amount of $189,500. In the current quarter we generated revenue from a development contract

Research and development expenses (“R&D”) consist primarily of salaries and other personnel-related expenses, facilities costs, and other laboratory and research related expenses. Total R&D costs for the three months ended March 31, 2013 increased $64,000 to $ 102,000 from $38,000 in the prior year period. The increase was primarily due to increases in salaries of $40,000, and project expenses of $22,000. For the six months ended March 31, 2013, R&D increased by $144,000, to $261,000 from $117,000 for the same period in 2012. The increase was primarily due to increase in R&D salaries and wages of $89,000, an increase in project expenses of $61,000 and a decrease in facilities cost and depreciation expense of $6,000.

General and administrative expenses (“G&A”) consist primarily of salaries and related expenses for our management, finance and related personnel, as well as costs for marketing and sales expenses, professional fees, such as accounting and legal, corporate insurance and facilities costs, and non-employee members of our board of directors. G&A expenses increased $172,000 to $415,000 from $243,000 for the three months ended March 31, 2013 compared to the same period in 2012. G&A expenses increased $132,000 to $777,000 from $645,000 for the six months ended March 31, 2013 compared to the same period in 2012. The increase in G&A expense in the three and six months ended March 31, 2013 was primarily due to the following:

•         a decrease to board compensation of $9,000 and $21,000 to $18,000 and $33,000 in the three and six months ended March 31, 2013 respectively compared with $27,000 and $54,000 in the same periods in 2012 respectively.

•         a decrease in stock option and warrant compensation of $14,000 and $42,000 to $0 in the three and six months ended March 31, 2013 from $14,000 and $42,000 for the three and six months ended March 31, 2012.

•         an increase of $8,000 and $15,000 in marketing expenses for the three and six months ended March 31, 2013 to $12,000 and $22,000 from $4,000 and $7,000, recorded for the same periods in 2012,

•         an increase in salaries expense of $61,000 to $94,000 from $33,000 for the three months ended March 31, 2013 compared to the same period 2012, and an increase of $28,000 to $186,000 from $158,000, in the same period in 2012.

•         an increase in professional services of $198,000 and $221,000 to $276,000 and $500,000 respectively for the three and six months ended March 31, 2013 compared with $78,000 and $279,000, recorded for the same periods in 2012.

•         A decrease in other expenses of $74,000 and $69,000 to $7,000 and $20,000 for the three and six months ended March 31, 2013 compared with $81,000 and $89,000 for the same periods in 2012.

During the three and six months ended March 31, 2013, we recorded net loss on the settlement of liabilities of $28,000 and $58,000 compared with a net gain of $402,000 and $1,007,000 in the same periods in 2012.

Interest expense increased by $13,000 to $38,000 for the three months ended March 31, 2013 compared to $25,000 in the same period in 2012. Interest expense decreased by $88,000 to $68,000 for the six months ended March 31, 2013 compared to $156,000 in the same period in 2012. The increase in the second quarter 2013 is primarily due to debt discount on debentures amortized to interest expense. The decrease in the six months ended March 31, 2013 compared with the same period in 2012 was primarily due to reduced interest from notes payable and debentures resulting from lower loan balances in 2013 and over all lower debt discount costs amortized to interest expense in 2013.

Financing costs increased to $4,000 and $34,000 for the three and six months ended March 31, 2013 from nil in the same periods in fiscal 2012 due to costs of financing efforts in 2013.

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

Critical Accounting Policies and Estimates

We prepare our Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. Our critical accounting policies include revenue recognition, accounting for research and development costs, accounting for contingencies, accounting for income taxes, and accounting for share-based compensation. For a more detailed discussion on our accounting policies, see Note 2 to our Consolidated Financial Statements included in our September 30, 2012, form 10-K.

Off-Balance Sheet Arrangements

As of March 31, 2013 we did not have any off-balance sheet arrangements.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013. Based upon that evaluation, our Chief Executive Officer and Acting Principal Financial Officer concluded that our disclosure controls and procedures were not effective for gathering, analyzing and disclosing the information that we are required to disclose in reports filed under the Securities Exchange Act of 1934, as amended.  In performing the assessment for the quarter ended March 31, 2013, our management concluded that our disclosure controls and procedures were not effective to accomplish the foregoing, due to the material weakness in internal control over financial reporting that was first identified in 2008 and was most recently described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

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

As of March 31, 2013 we remained a party to certain judgments and legal actions related to failure to pay outstanding invoices on Accounts Payable, representing a total liability of approximately $153,000 which is included in our financial statements as Accounts Payable and Notes Payable. We continue to work with these vendors to negotiate and settle these debts, based on available cash resources.

Item 1A.                Risk Factors.

Investors should carefully consider the risk factors set forth in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2012 which could materially affect our business, financial position and results of operations.

Item 2.                   Unregistered Sales of Equity Securities and Use of Proceeds.

The information below lists all of the securities we sold during the three months ended March 31, 2013, other than those sales previously reported in a Current Report on Form 8-K or a Quarterly Report on Form 10-Q, which were not registered under the Securities Act, including all sales of reacquired securities, as well as new issues, securities issued in exchange for property, services, or other securities, and new securities resulting from the modification of outstanding securities. No underwriting discounts or commissions were incurred in connection with any of the following transactions. Each of the transactions was conducted as a private placement, without the use of any general solicitation, and was exempt from registration under Section 4(2) of the Securities Act.

•         During the quarter ended March 31, 2013, we issued 3,538,725 shares of our common stock, valued at approximately $18,000 in 6 separate partial conversions of an outstanding convertible note payable to GEL Properties, LLC.

•         For consulting services rendered by Hart Partners, LLC, we issued 800,000 shares of common stock valued at $8,000 in February, 2013.

•         For consulting services rendered by Story Corp Consulting, LLC, we issued 1,813,819 shares of common stock valued at $20,000 in March, 2013.

•         During the three months ended March 31, 2013, we issued warrants to purchase 333,333 shares of common stock at a price of $0.0106 per share, valued at $3,288, to SMZ Research for consulting services rendered.

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

We have previously received notices of default from these lenders during 2010 and 2011, including most recently in December 2012. These lenders dispute our conclusions and continue to allege that we are in default of our obligations.  Although we believe that we have paid our obligations on the notes to the maximum amount permitted or required under applicable law, it is possible that one or more of these lenders may bring legal action against us, in which case we would defend such claims vigorously and institute counterclaims against such parties to the fullest extent of the law. As is the case in any such litigated actions, we cannot provide any assurances as to whether we would prevail in our defense or with our counterclaims.

We have previously disclosed in our quarterly report on Form 10-Q for the quarter ended June 30, 2011 and in our annual report on Form 10-K for the year ended September 30, 2011, the material terms of the respective loan agreements, the notes and our payments and stock issuances on the notes.

Item 4. Mine Safety Disclosures.

                Not Applicable

Item 5.                   Other Information.

Not Applicable

Item 6.                   Exhibits.

See the Exhibit Index immediately following the signature page of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEAH POWER SYSTEMS, INC.

Dated: May 20, 2013	By:	/s/ GERARD C. D’COUTO
Gerard C. D’Couto
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 20, 2013	By:	/s/ DAVID SCHMIDT
David Schmidt
Acting Principal Finance & Accounting Officer
(Acting Principal Accounting Officer)

Exhibit Index

No.	Description	Incorporation By Reference
10.46	Form of Securities Purchase Agreement, dated March 4, 2013, with PSN Components, LLC	Filed herewith
10.47	Commercial Contract for PowerChipTM Fuel Cell for Ion Geophysical Corporation, dated January 29, 2013	Filed herewith: certain portions of this Contract are subject to a Confidential Treatment Application
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.	Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer.	Filed herewith.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 per Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*   XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.