Form 10-Q
period 2013-06-30
NEAH POWER SYSTEMS, INC.
filed 2013-08-14
CIK 1162816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 14, 2013
Common Stock, $0.001 par value	721,970,703

Neah Power Systems, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended June 30, 2013

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

PART 1 - FINANCIAL INFORMATION

Item 1.

Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2013 and September 30, 2012

(Unaudited)

ASSETS
	June 30,	September 30,
	2013	2012
Current assets
Cash and cash equivalents	$12,477	$235,145
Accounts receivable	6,300	38,500
Note receivable	57,150	53,597
Prepaid expenses and other current assets	47,358	296,345
Total current assets	123,285	623,587

Property and equipment, net	9,825	10,453

Total assets	$133,110	$634,040

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$985,394	$597,134
Accrued compensation and related expenses	335,941	141,397
Other liabilities	81,253	69,981
Notes payable and accrued interest, net of discount of $47,713 and $13,258, respectively	34,027	140,432
Current portion of obligation to building landlord	73,332	80,000
Total current liabilities	1,509,947	1,028,944

Long term portion of obligation to building landlord	-	6,665

Total liabilities	1,509,947	1,035,609

Commitments and contingencies

Stockholders' deficit
Preferred stock -
$0.001 par value; 5,000,000 shares authorized
Series A convertible; 2,500,000 shares designated
No shares shares issued and outstanding	-	-
Series B convertible; 1,000,000 shares designated
227,700 and 420,700 shares issued and outstanding, respectively	228	421
Series C convertible; 1,000,000 shares designated
No and 6,571 shares issued and outstanding, respectively	-	6
Common stock
$0.001 par value, 1,800,000,000 shares authorized,
659,373,834 and 503,041,505 shares issued and outstanding, respectively	659,373	503,041
Additional paid-in capital	55,840,302	55,244,886
Accumulated deficit	(57,876,740)	(56,149,923)
Total stockholders' deficit	(1,376,837)	(401,569)

Total liabilities and stockholders' deficit	$133,110	$634,040

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and nine months ended June 30, 2013 and 2012

(Unaudited)

	For the three months ended June 30,		For the nine months ended June 30,
	2013	2012	2013	2012
Revenues	$ 103,887	$ -	$ 149,179	$ 189,500
Cost of Revenues	2,332		2,332	-
Gross Profit	101,555		146,847	189,500
Operating expenses
Research and development expense	246,355	128,770	506,967	245,559
General and administrative expense	381,121	440,637	1,157,828	1,085,408
Total operating expenses	627,476	569,407	1,664,795	1,330,967
Loss from operations	(525,921)	(569,407)	(1,517,948)	(1,141,467)
Other income (expense)
Financing costs	(2,500)		(36,900)	-
Interest expense	(44,122)	(72,966)	(111,951)	(228,701)
Gain (loss) on settlement of liabilities, net	(2,047)	49,997	(60,018)	1,056,685
Other expense		(3,000)		(3,000)
Net income (loss)	$ (574,590)	$ (595,376)	$ (1,726,817)	$ (316,483)
Net income (loss) per share
Basic and diluted loss per common share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Weighted average shares used to compute net loss per share
Basic and diluted weighted average common shares outstanding	606,732,765	321,632,460	557,221,918	213,858,227

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended June 30, 2013 and 2012

(Unaudited)

	For the nine months ended June 30,
	2013	2012

Cash flows from operating activities:
Net loss	$ (1,726,817)	$ (316,483)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	628	5,895
Amortization of debt discount	108,590	167,413
Stock-based compensation expense from options, warrants, and shares issued for services	80,134	315,673
Issuance of note payable as consideration for consulting services	-	20,250
Interest paid with warrants	-	20,849
(Gain) Loss on settlement of liabilities, net	60,018	(1,056,685)
Other	(3,543)	(4,899)
Changes in operating assets and liabilities
Accounts receivable	32,200
Prepaid expenses and other current assets	248,987	(152,415)
Accounts payable and obligations to landlord	437,247	563
Accrued compensation and related expense	194,544	49,701
Accrued interest and other liabilities	18,177	(244,301)
Net cash used in operating activities	(549,835)	(1,194,439)
Cash flows from financing activities:
Proceeds from sale of common stock, net	195,000	1,050,520
Proceeds from notes payable, net	160,500	53,000
Proceeds from sale of preferred stock	-	660,935
Principal payments on notes payable	(28,333)	(11,374)
Net cash provided by financing activities	327,167	1,753,081
Net change in cash and cash equivalents	(222,668)	558,642
Cash and cash equivalents, beginning of year	235,145	5,097
Cash and cash equivalents, end of year	$ 12,477	$ 563,739

Noncash investing and financing activities
Shares and Warrants issued in connection with settlement of liabilities and conversion of convertible notes	$ 334,034	$ 535,960
Accounts payable exchanged into notes payable and long term obligations	$ 15,000	$ 325,851
Discount (including beneficial conversion feature) on notes payable	$ 142,381	$ 134,973
Exchange of preferred stock for promissory note	$ -	$ 75,900

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

for the nine months ended June 30, 2013

(Unaudited)

	Preferred stock									Total
	Series B Preferred Stock		Series C Preferred Stock			Common stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares		Amount	paid-in capital	Deficit	Deficit
Balances at September 30, 2012	420,700	$ 421	6,571	$ 6	503,041,505		$ 503,041	$ 55,244,886	$ (56,149,923)	$ (401,569)
Issuance of common stock in settlement of liabilities					1,813,819		1,814	18,186		20,000
Issuance of common stock and warrants on conversion of notes payable					55,782,305		55,782	258,252		314,034
Issuance of common stock and warrants for services					3,978,000		3,978	59,293		63,271
Preceeds from issuance of common stock and warrants					42,391,305		42,391	152,609		195,000
Stock-based compensation - options								16,863		16,863
Conversion of Series B Preferred Stock to common stock	(193,000)	(193)			44,288,136		44,288	(44,095)		-
Conversion of Series C Preferred Stock to common stock			(6,571)	(6)	6,571,000		6,571	(6,565)		-
Beneficial conversion feature on convertible debt issued								142,381		142,381
Dividends Series B Preferred Stock					1,507,764		1,508	(1,508)		-
Net loss for the nine months June 30, 2013									(1,726,817)	(1,726,817)
Balances at June 30, 2013	227,700	$ 228	-	$ -	659,373,834		$ 659,373	$ 55,840,302	$ (57,876,740)	$ (1,376,837)

See Notes to Condensed Consolidated Financial Statements

 NEAH POWER SYSTEMS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended June 30, 2013 and 2012 respectively.

(Unaudited)

Note 1.

Organization and Description of Business

Neah Power Systems, Inc. (“the Company”, “we”. “us” or “our”) is engaged in the development and sale of renewable energy solutions using proprietary fuel cell technology. Our fuel cells are designed to replace existing rechargeable and non-rechargeable battery technology in a variety of applications. We have developed solutions specifically targeted for the military, transportation, and portable electronics applications, and are continuing to pursue additional applications for our technology. Our long-lasting, efficient and safe power solutions include devices such as notebook PCs, military radios, and other power-hungry computer, entertainment and communications products.

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

We have an intellectual property portfolio consisting of 12 issued patents, 3 patents pending, and various trade secrets for our proprietary technology.  We use a unique, patented and award winning, silicon-based design for our Powerchip™ micro fuel cells that enable higher power densities, lower cost and compact form-factors. The PowerChip™ technology has been recognized for both its innovativeness and its application potential from noted sources including the 2012 ZINO Green finalist, the 2010 WTIA finalist, 2010 Best of What’s New Popular Science and other awards. Our website is www.neahpower.com.

Neah Power continues its aggressive efforts to accelerate the commercialization of our proprietary and patented fuel cell technologies that we passionately believe has the potential to revolutionize the energy storage marketplace. The shipment of our PowerChip™ system in the second half of 2012, and PowerPlay™ system in spring of 2013 were milestone events at the Company and we continue to see the fruits of the $50+ million that have gone into the Company with concrete progress of commercialization. We now have an increasing array of committed customers and customer prospects. Our capital constraints have severely limited our ability to execute on our business plan, the funding for which we consistently devote major attention, recent illustrative achievements are listed below.

•

We launched PowerPlay™ with a paid shipment to a Fortune 110 consumer company. This company is now expanding its interest and by evaluating the PowerChip™ technology for a range of different applications.

•

We entered into a mutually exclusive development contract with Ion Geophysical Corporation to develop a customer-specific product.  The customer has committed to purchase a minimum number of units over a period of time.

•

We intend to update on an ongoing basis high levels of interest from a range of other defense, aerospace and automotive customers for the PowerChip™ products, as well as the large India Defense entity.

•

 We continue to grow our IP portfolio with new patents awarded and applications submitted, which differentiates us from the competition and enhances our value

•

 High potential impact discussions are ongoing with a telecom company for the PowerPlay™ product for consumer cell phone recharging.

•

We have recently been able to successfully remove the Depository Trust Clearing Corporation (DTCC) trading restrictions (‘Chill’) that were implemented on the stock.

•

On June 26, 2012, we announced an initial order from a Fortune 150, U.S.-based defense supplier, for the PowerChip™ fuel cell, which has reiterated its interest in the Company.

•

We have two proposals jointly submitted with the previously mentioned customer for soldier power and unmanned surface vehicle applications, which we believe are impacted by sequestration.

Note 2.

Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements. The accompanying unaudited financial information should be read in conjunction with the audited consolidated financial statements, including the notes thereto, as of and for the fiscal year ended September 30, 2012, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 31, 2012. The information furnished in this Report reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of our consolidated financial position, results of operations and cash flows for each period presented. The results of operations for the interim period ended June 30, 2013 may not be indicative of future results.

Fair value of financial instruments

The carrying value of cash and cash equivalents approximate their fair value (determined based on level 1 inputs in the fair value hierarchy) based on the short-term nature of these financial instruments. The carrying values of the note receivable and notes payable and accrued interest approximate their fair value (determined based on level 3 inputs in the fair value hierarchy) because interest rates approximate market interest rates.

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

Revenue Recognition

Revenue for the three and nine months ended June 30, 2013 and 2012 consists primarily of revenues from a research and development contract. In general, we recognize revenue when we have persuasive evidence of an arrangement, the services/goods have been provided or delivered to the customer, the price is fixed and determinable, no significant unfulfilled obligations exist, and collectability is reasonably assured. Revenue from research and development arrangements is recognized either (a) as performance is estimated to be completed which is based on factors such as costs or direct labor hours of the project, or (b) using the milestone method if the contractual milestones in the arrangement are determined to be substantive. Each research and development arrangement is analyzed to determine the appropriate revenue recognition method to be utilized. Estimates of performance completion are reviewed on a periodic basis and are subject to change, and changes could occur in the near term. If an estimate is changed, revenue could be impacted significantly. Payments received in excess of amounts earned are recorded as deferred revenue. At June 30, 2013 there is $10,001 of deferred revenue included in other liabilities on the condensed consolidated balance sheet (none at September 30, 2012).

Note 3. Going concern

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of our Company as a going concern. Since inception, we have reported net losses, including losses of $999,544 and $1,633,217 during the years ended September 30, 2012 and 2011, respectively. We have reported a net loss of $1,726,817 during the nine months ended June 30, 2013, and we expect losses to continue in the near future as we grow our operations. At June 30, 2013, we have a working capital deficit of $1,386,662 and an accumulated deficit of $57,876,740. Net cash used by operating activities was $549,835 and $1,194,439 during the nine months ended June 30, 2013 and 2012, respectively. We have funded our operations primarily through sales of our common and preferred stock, short-term borrowings, and cash receipt from sales. In this regard, during the nine months ended June 30, 2013, we raised $355,500 from our financing activities, and received approximately $191,980 in cash pursuant to terms on sales contracts.

Investment funds received have not been sufficient to continue to support certain operating activities, which led to postponement in the deployment of our business strategy and the scaling back of research and development activities. We continue at reduced staffing levels as we focus on raising additional capital and engaging prospective customers. Without additional funding, our cash is estimated to support our operations into September 2013. These factors, and those of the preceding paragraph, raise substantial doubt about our ability to continue as a going concern.

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

Earnings and Loss per Share

Basic and diluted net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. All common stock equivalents for 2013 are excluded as the effect would be anti-dilutive due to our net losses. The following numbers of shares have been excluded from net loss per share computations for the three and nine months ended June 30, 2013 and 2012:

	2013	2012
Convertible Series B Preferred Stock	72,043,104	162,372,288
Convertible debt	29,740,991	11,866,336
Common stock options	240,482,543	260,882,543
Common stock purchase warrants	353,724,802	241,021,747

We calculate our basic earnings per share (“EPS”) using net earnings and the weighted-average number of shares outstanding during the reporting period. Diluted EPS includes any dilutive effect of outstanding convertible preferred stock, stock options, stock warrants, and convertible debt.

Note 5.  Notes Payable

Notes payable and accrued interest consisted of the following at June 30, 2013 and September 30, 2012:

	June 30, 2013	September 30, 2012
Convertible debentures, interest rates from 6% - 8% and maturing in 2013 and 2014	$ 77,381	$ 111,000
Notes Payable	0	39,289
Accrued interest	4,359	3,401
Debt discount	(47,713)	(13,258)
	$ 34,027	$ 140,432

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

During the nine months ended June 30, 2013, we issued four convertible promissory notes in the aggregate amount of $160,500 to an investor for net proceeds of $150,000. The notes are interest bearing at an annual rate of 8% and have maturity dates of July 5, 2013, September 4, 2013, October 28, 2013, and March 14, 2014. After six months from the date of issue, the promissory notes may be converted into shares of common stock at a rate of 58% of the average of the three lowest closing bid prices during the ten trading days prior to notice to convert. During the nine months ended June 30, 2013, we recorded debt discount for beneficial conversion feature on these notes in the amount of $142,381. In April of 2013, the investor converted in full one of  the notes of $53,000 principal into 14,494,254 shares of common stock under the conversion terms of the note, and in June 2013 the investor converted $32,500 of another note into 10,937,500 shares of common stock

During the nine months ended June 30, 2013, one of our convertible promissory note holders converted $55,619 of their note into 10,169,444 shares of our common stock on which we recorded $37,104 as loss on settlement of liabilities in our condensed consolidated statement of operations.

Issuance of Promissory Note

During the three months ended March 31, 2013, we issued a non-interest bearing promissory note in the amount of $15,000 in full satisfaction of an outstanding liability. As of June 30, 2013, the note has been paid in full.

Note 6.  Preferred Stock and Common Stock

Preferred Stock - Our board of directors has the authority to designate and issue up to 5,000,000 shares of $0.001 par value preferred stock in one or more series, and to fix and determine the relative economic rights and preferences of preferred shares any or all of which may be greater than the rights of our common stock, as well as the authority to issue such shares without further stockholder approval. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders preferred rights to our assets upon liquidation, the right to receive dividends before dividends are declared to holders of our common stock, and the right to the redemption of such preferred shares, together with a premium, prior to the redemption of the common stock. In addition, shares of preferred stock could be issued with terms calculated to delay or prevent a change in control or make removal of management more difficult. As of June 30, 2013, we had three classes of preferred stock designated, of which 2,500,000 shares were designated as Series A preferred stock, 1,000,000 shares as Series B preferred stock, and 1,000,000 shares as Series C preferred stock, leaving 500,000 shares of undesignated preferred stock.

Series A Preferred Stock - As of June 30, 2013 and September 30, 2012, we had no shares of Series A preferred stock issued and outstanding

Series B Preferred Stock -  As of June 30, 2013 and September 30, 2012, we have 227,700 and 420,700 shares of Series B preferred stock respectively issued and outstanding.  In July 2011, we filed a Certificate of Designation with the Nevada Secretary of State, to set forth the rights, preferences and privileges of the Series B preferred stock (“Series B”).  Holders of Series B have no redemption rights and each share of Series B is entitled to interest at a simple interest rate of 6% per annum. Series B is convertible, at the discretion of our management, into shares of our common stock, except that the holders of the Series B may elect to convert the Series B into common stock upon or after the resignation or termination of our Chief Executive Officer. The number of shares of common stock issuable upon conversion is calculated by (i) multiplying the number of Series B being converted by the per share purchase price received by the Company for such Series B , and then, multiplying such number by 130% and then dividing this calculated value by the average closing bid price, as defined, or by (ii) first, allocating the Series B proportionately according to the amounts by date of individual cash tranches received by the Company then, second, multiplying the number of Series B being converted, identified by tranche, by the per share purchase price received by the Company for such Series B, and then, multiplying such number or numbers by 130% and, finally, dividing the calculated value(s) by the average closing bid price, as defined. The holders of the Series B are entitled to vote with the holders of our common stock with the number of votes equal to the number of common shares available by conversion to the holders of the Series B. We have the right to redeem the Series B in cash at the face amount plus any accrued, but unpaid dividends.

In June 2013, the company exercised its right to convert 193,000 shares of Series B preferred stock, together with $6,379 of accrued dividends, into 45,795,900 shares of common stock.

Series C Preferred Stock - In November 2012, we converted 6,571 shares of Series C preferred stock into 6,571,000 shares of common stock.  As a result, we have no shares of Series C preferred stock issued and outstanding at June 30, 2013.

Common Stock - We are authorized to issue up to 1.8 billion shares of $0.001 par value common stock. Holders of our common stock are entitled to one vote for each share held of record on all matters submitted to a vote of the holders of our common stock. Subject to the rights of the holders of any class of our capital stock having any preference or priority over our common stock, the holders of shares of our common stock are entitled to receive dividends that are declared by our board of directors out of legally available funds. In the event of our liquidation, dissolution or winding up, the holders of our common stock are entitled to share ratably in our net assets remaining after payment of liabilities, subject to prior rights of preferred stock, if any, then outstanding. Our common stock has no preemptive rights, conversion rights, redemption rights, or sinking fund provisions, and there are no dividends in arrears or in default. All shares of our common stock have equal distribution, liquidation and voting rights and have no preferences or exchange rights.

Common Stock and Warrants issued for services – We entered into an agreement with Agoracom Investor Relations Corp where we in December 2012 issued 3,178,000 shares of our common stock valued at $37,500. In addition, we issued warrants to purchase 1,580,000 shares of common stock at a price of $0.0095 and valued at $14,483 which are exercisable after 180 days. We recorded $51,983 to Prepaid Expense on issuance of which all has been amortized as general and administrative expense during the nine months ended June 30, 2013 in our condensed consolidated statements of operations.

We entered into a three month agreement with Hart Partners, LLC where we in March 2013 issued 800,000 shares of common stock valued at $8,000. June 30, 2013, the $8,000 has been fully amortized to general and administrative expense.

In March 2013, we issued 333,333 warrants to purchase common stock at the exercise price of $.0106 to SMZ Research valued at $3,288. We recorded this to general and administrative expense in our condensed consolidated statements of operations.

Common Stock issued for settlement of vendor balance – In March 2013 we issued 1,813,819 shares of our common stock valued at $20,000 as a final payment to StoryCorp Consulting of which we recorded $4,000 to general and administrative expense and $16,000 against the balance due the vendor recorded in accounts payable.

Common Stock and Warrants issued for cash – In March 2013 the company sold 32,608,696 restricted common shares and a  3-year warrant to purchase 3,896,104 restricted common shares at the exercise price of $0.015 per share to PSN Components, LLC (“PSN”) for the purchase price of $150,000 pursuant to the terms of a Securities Purchase Agreement. As part of the transaction, the Company granted the Investor observer status privileges at all Board of Director meetings provided Investor retains beneficial ownership of at least 80% of the equity securities purchased. In addition and also as part of the transaction, the Company signed a manufacturing rights agreement with the Investor pursuant to the principal terms of which: the Investor will have the right of first offer and the right of first refusal to manufacture, on a high-volume program basis, the Company’s products at the most cost effective price, and; the right, in the event of a joint venture manufacturing effort, to invest up to 51% of any required equity funding for any such joint venture. As of June 30, 2013, we are still negotiating the terms and conditions that shall govern the observer status privileges at Board of Director meetings and the manufacturing rights agreement.

In May 2013 the company sold 4,347,826 shares of restricted common stock and a 3-year warrant to purchase 519,480 shares of common stock at the exercise price of $0.0154 per share to Millennium Trust Company for the purchase price of $20,000 pursuant to the terms of a Securities Purchase Agreement.

In May 2013 the company sold 5,434,783 shares of restricted common stock and a 3-year warrant to purchase 649,351 shares of common stock at the exercise price of $0.0154 per share to an employee for the purchase price of $25,000 pursuant to the terms of a Securities Purchase Agreement.

Long Term Incentive Compensation Plan – Our Long Term Incentive Compensation Plan (“the Plan") was adopted in 2006 and amended in 2009. The Plan is administered by our Board of Directors. Our Board of Directors has amended the Stock Incentive Plan to increase the aggregate number of shares available for issuance under the plan to 25,000,000 shares conditional upon approval by our shareholders. We have granted stock options under the plan to employees, members of our Board of Directors, and advisors and consultants. No options have been exercised. Options are exercisable for ten years from date of grant. As of June 30, 2013, there are 21,282,543 options outstanding under this plan, all of which are exercisable.

Stock-based compensation expense related to these options was approximately $11,000 and $56,000 during the three and nine months ended June 30, 2012, respectively, substantially all of which was recognized as general administrative expense. There was no stock-based compensation expense related to these options in 2013 and as of June 30, 2013, there is no unrecognized compensation cost related to these options.

Director, Officer, and Employee Sales Incentive Plan – As of June 30, 2013, and September 30, 2012, we have 219,200,000 and 225,200,000 sales incentive options issued respectively. These options expire in 2022, are performance based, and vest upon the attainment of certain sales targets.

The vesting of these options is conditional on certain sales targets being met. As of June 30, 2013, the minimum revenue target of $100,000 was met, and the company recorded $16,863 substantially all of which was recognized as general and administrative expense and there is $1,780,164 of unrecognized compensation cost for these options.

The following table summarizes stock option activity for the nine months ended June 30, 2013:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at September 30, 2012	246,482,543	$0.01
Granted	-	-
Exercised	-	-
Cancelled		-
Forfeited	(6,000,000)	0.01
Outstanding at June 30, 2013	240,482,543	$0.01

As of June 30, 2013, the aggregate intrinsic value of options outstanding, representing the excess of the closing market price of our common stock over the exercise price, is nil.

Warrants – At June 30, 2013, there were warrants outstanding for the purchase of 353,724,802 shares of our common stock at a weighted average exercise price of $0.015 per share. During the nine months ended June 30, 2013, we issued warrants to purchase a total of 6,978,268, shares of common stock at a weighted average exercise price of $0.014 per share. The fair value of the warrants was calculated using the Black-Scholes-Merton model. Warrants outstanding at June 30, 2013 expire at various dates from August 2014 to December 2018. A summary of warrant activity during the nine months ended June 30, 2013 follows:

Warrants Outstanding
Outstanding at September 30, 2012	348,585,700
Granted	6,978,268
Cancelled	(150,000)
Expired	(1,689,166)
Outstanding at June 30, 2013	353,724,802

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

Disputes With Various Vendors and Lenders - Certain of our vendors and lenders have brought suits and/or obtained judgments in their favor regarding past due balances owed them by us. We have recorded these past due balances in liabilities in our condensed consolidated balance sheets at June 30, 2013, and September 30, 2012.

Note 8. Related Party Transactions

For purposes of these condensed consolidated financial statements, New Power Solutions, LLC, Summit Trading Limited, Green World Trust, Sierra Trading Corp., and PSN are considered related parties due to their beneficial ownership (shareholdings or voting rights) in excess of 5% during the three and nine months ended June 30, 2013 and 2012. All material transactions with these investors for the three and nine months ended June 30, 2013 and 2012, not listed elsewhere, are listed below.

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

During the nine months ended June 30, 2013, we recorded consulting expense in the amount of $22,500 for services by David Schmidt as Acting Principal Financial Officer. In the same period, we also recorded $15,000 for a separate consulting agreement with Advanced Materials Advisory, LLC., that ended in December, 2012. Advanced Materials Advisory is owned by David Schmidt, who is also a Member of Neah’s Board of Directors

Note 9. Subsequent Events

In July 2013, we issued to a lender 3,250,000 shares of common stock for a note obligation in the amount of $5,000 together with $1,500 of interest in satisfaction of the remainder of a convertible note.

In July 2013 the company sold 10,395,010 shares of restricted common stock and a 3-year warrant to purchase 324,675 shares of common stock at the exercise price of $0.0154 per share to Mr. Jeffrey B. Sakaguchi, Chairman of our Board of Directors, for the purchase price of $25,000 pursuant to the terms of a Securities Purchase Agreement.

In July 2013 the company sold 49,064,449 shares of restricted common stock and a 3-year warrant to purchase 1,532,468 shares of common stock at the exercise price of $0.0154 per share to an investor for the purchase price of $118,000 pursuant to the terms of a Securities Purchase Agreement.

In July 2013 the company entered into a Trade Debt Settlement Agreement and Promissory Note with Summit Trading Ltd for $100,000 for Marketing and Investor Relations services paid on behalf of the company. The Note is unsecured and interest bearing at 8% per annum with a maturity date of July 1, 2014.

In August 2013, the Board of Directors reorganized and consolidated the Company’s five outstanding employee/director compensation plans into the surviving Long Term Incentive Compensation Plan. The Board terminated the Employee Stock Purchase Plan adopted in 2008 (no awards/purchases made; 900,000 common share pool), the 2010 Retention Bonus Plan and the 2012 Retention Bonus Plan , with the proviso that the  nine (9) cash award grants, representing a maximum aggregate $193,600 potentially payable under the grants issued under the retention bonus plans shall survive the plan terminations. The payment of the cash awards issued under the bonus retention plans is subject in all cases to a “best efforts” condition  in favor of  the Company and ,therefore, are not accrued as liabilities in our financial statements; conjunctively, and in order to eliminate the complicated accounting issues resulting from their revenue-based vesting schedules, the Board also terminated the Sales Incentive Plan (8 awards- 300,000,000 common share pool) and the 8 recipients of stock option grants thereunder agreed to accept new stock option grants to be issued under the surviving Long Term Incentive Compensation Plan in exchange for their outstanding grants under the terminated Sales Incentive Plan. Accordingly, and  by virtue of an amendment to the Long Term Incentive Compensation Plan, the Board consolidated its 25,000,000 share pool with the 300,000,000 common share pool from the terminated Sales Incentive Plan. The 8 new stock option grants, representing an aggregate 213,200,000 underlying shares, issued to the recipients in exchange for the termination of their grants in the same aggregate share amount under the terminated Sales Incentive Plan, all have vesting schedules that provide for the vesting of 25% of each grant upon receipt, followed by 25% grant vesting over the next three successive six month intervals, all with exercise prices of $.00354 per share. This plan consolidation maintained the available common share pool previously spread over all of the terminated plans and did not result in any increase in the number of common shares previously dedicated to these plan reserves.

In August 2013, the company signed a 6% Convertible Redeemable Secured Note with GEL Properties, LLC for $38,500. The note is convertible at a price equal to 65% of the lowest closing bid price of the Common Stock as reported on the National Quotations Bureau OTCQB exchange for any of the five trading days including the day upon which a Notice of Conversion is received by the Company. The funds will be used to reduce the company’s obligation to the landlord. The Company and the landlord have agreed that the remaining balance of the obligation will be resolved in 45 days.

In August 2013, we issued to a lender 7,500,000 shares of common stock for a note obligation in the amount of $15,000 in partial satisfaction of a convertible note.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview and Background

The following management’s discussion and analysis is intended to provide information necessary to understand our condensed consolidated financial statements and highlight certain other financial information, which in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition, and results of operations. In particular, the discussion is intended to provide an analysis of significant trends and material changes in our financial condition and operating results during the three and nine months ended June 30, 2013, compared to the three and nine months ended June 30, 2012. Operating results for the three and nine months ended June 30, 2013 are not necessarily indicative of the results that may be expected for any future period. Investors should read the following discussion and analysis in conjunction with our audited financial statements and related notes for the year ended September 30, 2012.

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

We are developing two classes of fuel cells, one referred to as the PowerChip™ and the other as the PowerPlay™ product. The PowerChip™ is a silicon based fuel cell that uses traditional computer chip manufacturing to build the fuel cell. The PowerPlay™ product was developed during the last two years using some processing steps of the PowerChip™ technology and using polymeric materials for a lower cost, consumer oriented product. The PowerChip™ is targeted for applications (anaerobic) where the quality of the surrounding air is unpredictable or not available, such as in diesel-fumes contaminated environments or underwater applications. The PowerPlay™ product uses air from the surrounding environment and is targeted for consumer-oriented and less aggressive applications for lower power ranges.

We have an intellectual property portfolio consisting of 12 issued patents, 3 patents pending, that are being developed and various trade secrets for our proprietary technology.  Neah uses a unique, patented and award winning, silicon-based design for our Powerchip™ micro fuel cells that enable higher power densities, lower cost and compact form-factors.

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

We have shipped our initial unit of the PowerPlay product to a Fortune 110 consumer company for evaluation. We have also received interest from other telecom service providers both domestically and internationally and as previously announced the Company intends to launch this product in a limited fashion directly to consumers. The Company will update on an ongoing basis.

Liquidity, Going Concern and Capital Resources

Our Condensed Consolidated Financial Statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The report of our auditors on our Consolidated Financial Statements for our fiscal year ended September 30, 2012 indicates that there is substantial doubt about our ability to continue as a going concern based upon our balance sheet, cash flows and liquidity position. We cannot provide assurance that we will obtain sufficient funds from financing or operating activities to support continued operations or business deployment. Our financial statements for the three and nine months ended June 30, 2013 and 2012 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classifications of liabilities that may result from the outcome of this uncertainty.

Since our inception, we have reported net losses, including losses of $999,544 and $1,633,217 during the years ended September 30, 2012 and 2011, respectively. We have reported a net loss of $1,726,817 during the nine months ended June 30, 2013, and we expect losses to continue in the near future as we grow our operations. At June 30, 2013, we have a working capital deficit of $1,386,662 and an accumulated deficit of $57,876,740.

During the past several years, we have funded our operations through sales of our common and preferred stock, short-term borrowings, and settlement of accounts payable by issuance of common stock. During the nine months ended June 30, 2013, we have funded our operations through proceeds from convertible debentures and security purchase agreements in the amount of $355,500. In addition, we received $191,980 in cash pursuant to the terms on sales contracts.

We require additional financing to execute our business strategy and to satisfy our near-term working capital requirements. Our operating expenses will use a significant amount of our cash resources.  As of June 30, 2013, we had $985,000 in accounts payable. Our management seeks to raise additional financing to fund future operations and to provide additional working capital to fund our business. Without additional funding, our cash is estimated to support our operations through September 2013. We cannot provide assurance that we will obtain sufficient funds from financing or operating activities to support continued operations or business deployment Without the needed funding or adequate cash flow from operations, we may be forced to curtail our development or cease our operations altogether, which may include seeking protection under the bankruptcy laws.

Recent Financing Activities

In June 2013 we issued a convertible promissory note in the amount of $32,500. The note is interest bearing at an annual rate of 8% and has a maturity date of March 14, 2014. After six months from the date of issue, the promissory note may be converted into shares of common stock at a rate of 58% of the average of the three lowest closing bid prices during the ten trading days prior to notice to convert.

In May 2013 the Company sold 9,782,609 restricted common shares together with 3-year warrants to purchase 1,168,831 restricted common shares at the exercise price of $.0154 per share pursuant to two separate Security Purchase Agreements for proceeds of $45,000.

Results of Operations

For the three and nine months ended June 30, 2013, compared to the three and nine months ended June 30, 2012

Revenues for the three months ended June 30, 2013 and 2012 were $103,887 and $0 respectively, and for the nine months ended June 30, 2013 and 2012 were $149,179 and $189,500, respectively. In the nine months ended June 30, 2012, we generated revenue from the completion of a development contract with a customer in the amount of $189,500. In the current year periods we generated revenue from a development contract

Research and development expenses (“R&D”) consist primarily of salaries and other personnel-related expenses, facilities costs, and other laboratory and research related expenses. Total R&D costs for the three months ended June 30, 2013 increased $117,000 to $246,000 from $129,000 in the prior year period. The increase was primarily due to increases in salaries of $8,000, and project expenses of $107,000. For the nine months ended June 30, 2013, R&D increased by $261,000, to $507,000 from $246,000 for the same period in 2012. The increase was primarily due to increase in R&D salaries and wages of $97,000, an increase in project expenses of $168,000 and a decrease in facilities cost and depreciation expense of $6,000.

General and administrative expenses (“G&A”) consist primarily of salaries and related expenses for our management, finance and related personnel, as well as costs for marketing and sales expenses, professional fees, such as accounting and legal, corporate insurance and facilities costs, and non-employee members of our board of directors. G&A expenses decreased $60,000 to $381,000 from $441,000 for the three months ended June 30, 2013 compared to the same period in 2012. G&A expenses increased $73,000 to $1,158,000 from $1,085,000 for the nine months ended June 30, 2013 compared to the same period in 2012. The increase in G&A expense in the three and nine months ended June 30, 2013 was primarily due to the following:

•

a decrease in board compensation of $4,000 and $24,000 to $18,000 and $51,000 in the three and nine months ended June 30, 2013 respectively compared with $22,000 and $75,000 in the same periods in 2012 respectively.

•

an increase of $6,000 and a decrease of $36,000 in stock option and warrant compensation to $12,000 in the three and nine months ended June 30, 2013 from $6,000 and $48,000 (including warrants) for the three and nine months ended June 30, 2012.

•

an increase of $4,000 and $19,000 in marketing expenses for the three and nine months ended June 30, 2013 to $4,000 and $26,000 from $0 and $7,000, recorded for the same periods in 2012,

•

a decrease in salaries expense of $79,000 from $184,000 (including taxes and benefits) to $105,000 for the three months ended June 30, 2013 compared to the same period in 2012, and of $50,000 to $291,000 from $341,000 (including taxes and benefits) for the nine months ended June 30, 2013 compared to the same period 2012

•

an increase in professional services of $24,000 and $243,000 to $224,000 and $723,000 respectively for the three and nine months ended June 30, 2013 compared with $200,000 and $480,000, recorded for the same periods in 2012.

•

a decrease in other expenses of $8,000 and $76,000 to $10,000 and $31,000 for the three and nine months ended June 30, 2013 compared with $18,000 and $107,000 for the same periods in 2012.

During the three and nine months ended June 30, 2013, we recorded net loss on the settlement of liabilities of $2,000 and $60,000 compared with a net gain of $50,000 and $1,057,000 in the same periods in 2012.

Interest expense decreased by $29,000 to $44,000 for the three months ended June 30, 2013 compared to $73,000 in the same period in 2012. Interest expense decreased by $117,000 to $112,000 for the nine months ended June 30, 2013 compared to $229,000 in the same period in 2012. The decrease in the third quarter 2013 and the nine months ended June 30, 2013 compared with the same periods in 2012 was primarily due to reduced interest from notes payable and debentures resulting from lower loan balances in 2013 and over all lower debt discount costs amortized to interest expense in 2013.

Financing costs increased to $2,500 and $37,000 for the three and nine months ended June 30, 2013 from nil in the same periods in fiscal 2012 due to costs of financing efforts in 2013.

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

Off-Balance Sheet Arrangements

As of June 30, 2013 we did not have any off-balance sheet arrangements.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013. Based upon that evaluation, our Chief Executive Officer and Acting Principal Financial Officer concluded that our disclosure controls and procedures were not effective for gathering, analyzing and disclosing the information that we are required to disclose in reports filed under the Securities Exchange Act of 1934, as amended.  In performing the assessment for the quarter ended June 30, 2013, our management concluded that our disclosure controls and procedures were not effective to accomplish the foregoing, due to the material weakness in internal control over financial reporting that was first identified in 2008 and was most recently described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

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

As of June 30, 2013 we remained a party to certain judgments and legal actions related to failure to pay outstanding invoices on Accounts Payable, representing a total liability of approximately $138,000 which is included in our financial statements as Accounts Payable and Notes Payable. We continue to work with these vendors to negotiate and settle these debts, based on available cash resources.

Item 1A.

Risk Factors.

Investors should carefully consider the risk factors set forth in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2012 which could materially affect our business, financial position and results of operations.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

The information below lists all of the securities we sold during the three months ended June 30, 2013, other than those sales previously reported in a Current Report on Form 8-K or a Quarterly Report on Form 10-Q, which were not registered under the Securities Act, including all sales of reacquired securities, as well as new issues, securities issued in exchange for property, services, or other securities, and new securities resulting from the modification of outstanding securities. No underwriting discounts or commissions were incurred in connection with any of the following transactions. Each of the transactions was conducted as a private placement, without the use of any general solicitation, and was exempt from registration under Section 4(a)(2) of the Securities Act.

•

During the quarter ended June 30, 2013, we issued 3,507,253 shares of our common stock, valued at approximately $30,000 in 6 separate partial conversions of an outstanding convertible note payable to GEL Properties, LLC.

•

During the quarter ended June 30, 2013, we issued 14,494,254 shares of our common stock, valued at approximately $55,120 in 3 separate conversions as payment in full of an outstanding convertible note payable to Asher Enterprises Inc.

•

During the quarter ended June 30, 2013, we issued 10,937,500 shares of our common stock, valued at approximately $32,500 in 2 separate partial conversions of an outstanding convertible note also payable to Asher Enterprises Inc.

•

In May 2013 the company sold 4,347,826 shares of restricted common stock and a 3-year warrant to purchase 519,480 shares of common stock at the exercise price of $0.0154 per share to Millennium Trust Company for the purchase price of $20,000 pursuant to the terms of a Securities Purchase Agreement.

•

In May 2013 the company sold 5,434,783 shares of restricted common stock and a 3-year warrant to purchase 649,351 shares of common stock at the exercise price of $0.0154 per share to an employee for the purchase price of $25,000 pursuant to the terms of a Securities Purchase Agreement.

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

None

Item 6.

Exhibits.

See the Exhibit Index immediately following the signature page of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEAH POWER SYSTEMS, INC.

Dated: August 14, 2013	By:	/s/ GERARD C. D’COUTO
Gerard C. D’Couto
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 14, 2013	By:	/s/ DAVID SCHMIDT
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