Form 10-K
period 2013-09-30
NEAH POWER SYSTEMS, INC.
filed 2014-01-09
CIK 1162816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2013

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

(Registrant's telephone number, including area code)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of a “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.   (Check One)

☐ Large Accelerated Filer	☐ Accelerated Filer

☐Non-accelerated Filer (do not check if smaller reporting company)	☒Smaller Reporting Company

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒

The aggregate market value of the Registrant's common stock held by non-affiliates was approximately $3,126,221 as of March 31, 2013 (the last business day of the registrant's most recently completed second fiscal quarter) based upon the closing price of common stock on that date of $0.0097.

As of December 20, 2013 there were 841,047,337 shares of the Registrant's $0.001 par value common stock issued and outstanding.

Documents Incorporated By Reference: None

Neah Power Systems, Inc.

ANNUAL REPORT ON FORM 10-K FOR THE PERIOD ENDED SEPTEMBER 30, 2013

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

For a discussion of these and other factors that may affect our business, results and prospects, see “Item 1A – Risk Factors” beginning on page 8. Readers are urged to carefully review and consider the various disclosures made by us in this Report and in our other reports previously filed with the Securities and Exchange Commission (the “SEC”), including our periodic reports on Forms 10-K, 10-Q and 8-K, and those described from time to time in our press releases and other communications, which attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

PART I

ITEM 1. BUSINESS

Overview

Neah Power Systems, Inc. (NPWZ) is engaged in the development and sale of renewable energy solutions using proprietary fuel cell technology. Our fuel cells are designed to replace existing rechargeable and non-rechargeable battery technology in a variety of applications. We have developed solutions specifically targeted for the military, transportation, and portable electronics applications, and are continuing to pursue additional applications for our technology. Our long-lasting, efficient and safe power solutions include devices such as notebook PCs, military radios, and other power-hungry computer, entertainment and communications products.

We are developing two classes of fuel cells, one referred to as the PowerChip™ and the other as the BuzzBar™ suite of products. The PowerChip™ is a silicon based fuel cell that uses traditional computer chip manufacturing to build the fuel cell. The BuzzBar™ product was developed during the last two years using some processing steps of the PowerChip™ technology and using polymeric materials for a lower cost, consumer oriented product. The PowerChip™ is targeted for applications (anaerobic) where the quality of the surrounding air is unpredictable or not available like diesel-fumes contaminated environments or underwater applications. The BuzzBar™ product uses air from the surrounding environment and is targeted for consumer-oriented and less aggressive applications for lower power ranges. Our technology and its application have been validated both by our own research and customer results. We believe our fuel cells will outperform lithium ion batteries and other similar power sources, with longer run time, shorter recharge time, ease of portability, and other measures of performance. We anticipate that our fuel cell solution will be particularly beneficial in applications requiring the use of more than one battery because the user will only need to use a single fuel cell with a supply of smaller fuel cartridges, resulting in reduced overall size and weight.

We have an intellectual property portfolio consisting of 12 issued patents, 4 patents pending, 2 Canadian patent applications and various trade secrets for our proprietary technology.  We use a unique, patented and award winning, silicon-based design for our Powerchip™ micro fuel cells that enable higher power densities, lower cost and compact form-factors. The PowerChip™ technology has been recognized for both its innovativeness and its application potential from noted sources including the 2012 ZINO Green finalist, the 2010 WTIA finalist, 2010 Best of What's New Popular Science and other awards.

Strategy and Current Business

Along with our on-going efforts to develop and improve our technology, we have sought out interested third parties and potential customers to purchase and validate our products and to explore potential sales and licensing opportunities. In 2012 we delivered a commercial system based on the PowerChip™ platform to a Fortune 150 US Defense Supplier.  The defense supplier is exploring the use of our PowerChip™ fuel cell for a range of applications including soldier power, remote power stations, and unmanned underwater and aerial vehicles. We have submitted grants jointly with this defense supplier and expect results from these submissions.  We also shipped PowerChip™ and BuzzBar™ products to a Fortune 110 Consumer company and continue to have dialog with this customer. We entered into development agreement with Ion Geophysical Corporation for development of a custom solution for an underwater application. This development agreement is currently on hold, pending appropriate capitalization of Neah that would allow us to continue this development effort. In October 2013, we received a purchase order from the Defense Research and Development Organization (DRDO) of the Government of India for multiple units. In November 2013 we acquired certain fuel cell assets from Clean Tech Investors, LLC along with a direct investment into the Company. These assets open up other large markets that Neah intends to serve going forward.

This success was made possible by our efforts during 2013, 2012 and 2011 to advance the development and maturity of our systems, improve design, test longevity of the fuel cell and completion of a closed loop, self-contained system, not requiring the availability of oxygen from the environment. This “anaerobic” system is an important differentiating feature of our PowerChip™ fuel cell technology. The “non-air breathing” feature of creating its own oxygen allows operation in a wide range of environmental conditions that is not dependent upon temperature, humidity, or particulate. This would include extreme environments, such as underwater, high atmospheric, or particulate or gaseous contaminated conditions.  This is an important feature for underwater, aerial, and other mission critical applications. The fuel cell is insensitive to relative humidity and temperature only to the extent of the freezing point of the fuel itself.

The BuzzBar™ suite includes a battery charger (BuzzBar™) which has the unique capability to take electrical input from a variety of sources, allowing an off-the-grid lifestyle for a consumer. The variety of sources include a fuel cell (BuzzCell™), battery pack (BuzzBat™) solar panel (BzzSol™) as well as traditional sources like a wall outlet and USB based charging. The BuzzBar™ and the BuzzCell™ were introduced in December 2013, and the BuzzBat™ and BuzzSol™ will be introduced shortly. The BuzzCell™ is an instantly rechargeable miniature fuel cell, comparable in size to leading edge smart phones.  The fuel cell has no moving parts, uses cost effective, highly manufacturable technologies. This technology has been under development by us for the last two years, and we are in the process of completing patent applications, and have various trade secrets, and ‘know how' related to this technology. The replaceable cartridge consists of a non-toxic fuel, and when connected to the BuzzCell™, instantly displaces the old (spent fuel) and re-charges it with fresh fuel. BuzzBar™ charges all smart phones using a USB output. No modification is needed to the phone, but depending on the model of phone, it might need connector adaptors.

We continue to explore licensing and product sales opportunities with leading defense, commercial and consumer companies. Our discussions with potential customers include, but are not limited only to, the following:

•

Continuing discussions with the DRDO to license our technology for production and use for India military applications.

•

We have a letter of interest with a large U.S. based aerospace company, and we have provided a scope of work with detailed milestones and a commercial proposal for commercial aviation applications. Depending on the availability of sufficient funding, our plans for fiscal 2014 include progress on various milestones related to this scope of work.

•

We have provided a scope of work with detailed milestones and a commercial proposal to a Fortune 100 Defense Supplier for an underwater unmanned vehicle.

•

We have commercial proposals for the BuzzBar™ technology to a large consumer company who has expressed interest in this product.

•

A large commercial entity in India has expressed significant interest in the BuzzBar™ suite of products, and as part of the initial limited production run, we expect to ship units to this customer.

•

We continue to submit grant proposals to various defense agencies for both the PowerChip™ and the BuzzBar™ technologies. These are jointly submitted with the defense supplier and other parties.

Our business model includes the potential to license the manufacturing of our fuel cells or to purchase product directly from the Company. We believe that our licensing strategy will be particularly attractive to customers who have access to their own computer chip manufacturing capacity, because our PowerChip™ products can be manufactured with existing equipment used in the semiconductor industry without significant capital outlays for new equipment.

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

For the PowerChip™ technology, we are focusing our initial sales strategy on markets requiring anaerobic or low oxygen content environments, such as underwater, transportation, aerospace and military applications. Our product focus for fiscal 2014 will be directed to our business with the aforementioned US defense suppliers and the proposal to the commercial aviation provider, as well as fuel cell range extenders for electric and other recreational vehicles.

For the PowerChip™ and the BuzzBar™ products, we will also continue to pursue adoption in the consumer markets. While the size of the consumer markets is very significant, the adoption cycle can be much longer than the other markets that we are currently focused on. These longer adoption cycles are driven by longer lead times for product development, distribution, supply chain implementation, and consumer specific safety testing. We are in preliminary discussions with a large consumer company for consumer applications, which, if successful, is expected to take 6 to 16  months for product placement on store shelves.

The deployment of our business strategy has been delayed during 2012 and 2013 by the availability of capital and our inability to raise sufficient capital to fund ongoing operations, sales and marketing and production. Assuming we are able to continue to obtain sufficient financing, we intend to focus on production and delivery of products to customers and sales efforts. We intend to continue to develop business relationships and demonstrate our technology to potential leading edge adopters.

Our Patented PowerChip™ and Buzz Bar Technology

Our PowerChip™ fuel cell design utilizes a patented porous silicon electrode structure and circulating liquid streams of fuel, oxidant and electrolyte that produce the chemical reactions needed to generate power. We believe that our use of porous silicon and liquid oxidant is unique in the fuel cell industry. In final form, our products can be packaged in plastic casings to create self-contained systems that retain the excess water produced during operation and prevent contamination to the cathode as occurs in traditional Proton Exchange Membrane (“PEM”) based direct methanol fuel cells. Furthermore, since our design is based largely on standard silicon wafer processing, we believe that it should have significant manufacturing advantages over traditional fuel cells. Compared to competing direct methanol fuel cell technologies that use carbon-based electrodes and solid PEM's, we believe that our fuel cell's silicon-based approach will deliver higher power output, lower cost for the equivalent size of fuel cell, a cost efficient manufacturing model that is used by the semiconductor industry, and aerobic and anaerobic operations.

Our Buzz Bar™ technology is targeted for low power applications and uses air from the surrounding ambient in its current implementation. The Buzz Bar™ fuel cell product (Buzz CellTM) is based on a Proton Exchange Membrane, and uses some processing steps from the PowerChip™ technology to build a cost effective product for consumer oriented applications.  We intend to discuss our Buzz Bar™ technology in more detail as we implement patent protection around this technology.

Comparison Between Porous Silicon Fuel Cells (PowerChipTM) and PEM-Based Designs

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

Our Industry

The Fuel Cell Market

Revenues generated in the fuel cell portable power market is estimated to have been $177 million in 2009 and is expected to reach $1.3 billion per year by 2016, according to market research companies like Frost and Sullivan and from our own research. Of this larger market, the market segment for underwater-unmanned applications is estimated to be growing at a 30% cumulative aggregate growth rate. The market for batteries for transportation is expected to be in the $10 billion range by 2015. In all these markets, significant portions of the market can be served either by a fuel cell replacement of, or complement to, the existing battery technology. Fuel cells can be categorized by the market applications they potentially serve and by their power output. We are focused on providing an alternative or a complementary technology to conventional batteries for portable electronic devices that typically operate in the 5W to 4000+ Watt range. Specifically, we are targeting small scale and two and four wheeler transportation vehicles, military, industrial and consumer markets with potential applications for computer, electronic media as well as products for military and homeland security electronic equipment.

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

Our target market segment has a number of specific requirements and unique challenges. To succeed in this segment, fuel cells must have a high power density (high wattage for their size and weight), be relatively insensitive to the quality of the surrounding air and be cost effective. They must also be safe, easily portable, and long lasting. The fuel cells must be transportable and operate reliably in a wide range of environmental conditions.

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

Our development agreement with Ion Geophysical Corporation is focused around the development of certain underwater applications, which in final form is expected to be in the 2.5kW range. The development agreement is currently on hold due to the capital constraints at the Company.

Market for Consumer Mobile Electronics

Recent trends continue to demonstrate a need for better and longer lasting power solutions to close the “power gap” - the difference between power capacity and power need - thus enhancing mobility and productivity. Based on user demand, mobile electronics companies continue to add features for richer experiences. Notebook PC makers, for example, in recent years have enhanced their products with larger, more vivid color displays, faster processors, larger hard drives, DVD and/or CD drives, as well as multimedia and wireless networking capabilities. Each of these additions requires more power and, taken together, can be a significant drain on a PC's limited battery capacity. Users are also more dependent on these mobile devices and are using them longer without access to outlet power. Sales of notebook PCs continue to grow faster than those of the overall PC market, and now represent more than half of all PCs sold. The size of the consumer market for fuel cells as battery replacements is estimated to be between $6 billion and $8 billion per year, as reflected in market research by Frost and Sullivan and our internal marketing estimates. Moreover, with the growth and widespread availability of high-speed wireless connections in corporate offices and public locations, “persistent” computing - constant connectivity to the Internet, e-mail and corporate files - is becoming commonplace, creating additional demand for longer-lasting power.

MobiThinking, which aggregates various market research, reported that in 2011, 1.8 billion phones were shipped worldwide, of which 491.5 million were smart phone shipments. These numbers do not include tablets and other forms of consumer products, which can benefit from the BuzzBar™ product suite. Of these smart phones, China constituted 22% and the United States 16%, or 78.6 million phones in the US. We believe that the BuzzBar™ product can very cost effectively serve this market by providing instant power for smart phones. The revenue opportunities for the fuel cell, and the recurring revenue stream for the fuel cell cartridges, can be very significant. While this is a large, and growing, market, we believe that our PowerChip™ and BuzzBar™ fuel cells, when fully developed, will be capable of bridging the mobile electronics “power gap.”

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

Our Proprietary Rights and Intellectual Property

We rely primarily on patents and contractual obligations with employees and third parties to protect our proprietary rights. We continue to seek appropriate patent protection for our proprietary technologies by filing patent applications in the U.S. and in certain foreign countries. As of the date of this Annual Report on Form 10-K, we own or 12 issued patents and have 4 patents pending, and 2 Canadian patent applications.

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

Research and Development

We conduct our research and development, marketing and sales activities at our headquarters in Bothell, Washington. Contingent upon the receipt of adequate financing, we plan to continue investing in research and development, marketing, and sales. We anticipate that these efforts, and resulting costs, will increase in fiscal 2014 compared to prior years due to increased product development related to specific customer products and to additional improvements to our technology. For the years ended September 30, 2012 and 2013, our expenses related to research and development were $455,274 and $484,494, respectively.

Employees

As of September 30, 2013, we had 6 employees, including one executive officer, one administrative and four technical employees.  We also had an additional executive officer who is a part time contractor and not an employee. We continue to use part-time staff composed of former full-time employees, and contractors for various technical and administrative services. We expect to continue to use outside business development consultants, whose compensation will be based on revenue opportunities they create.

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

The purpose of the merger was to enable Neah Power Washington, as Growth Mergers, Inc.'s subsidiary, to access the capital markets via a public offering. Our common stock currently trades on the OTC Bulletin Board under the symbol “NPWZ.”

Available Information

We are subject to the information requirements of the Exchange Act and file annual, quarterly and current reports, and other information with the SEC. You may read and copy these reports on our website, www.neahpower.com, and at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 or email the SEC at publicinfo@SEC.gov for more information on the operation of the public reference room. Our SEC filings are also available at the SEC's website at http://www.sec.gov.  In addition, we make available, without charge, through our website (www.neahpower.com), electronic copies of our SEC filings, as soon as reasonably practicable after we electronically file such reports or amendments with, or furnish information to, the SEC.

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

Our current monthly cash operating expenses are approximately $150,000. We have no significant revenues and we expect that our current cash will last us only until February 2014. Accordingly, we need to raise financing to fund our operations. In the event we are unable to obtain, on a timely basis, the additional financing required to meet our cash needs, we will have to reduce or curtail operations which would materially and adversely affect our development efforts, and we may need to seek protection under the bankruptcy laws. Even if such financing is obtained, it may not be on commercially acceptable terms or may otherwise substantially dilute the equity interests of our current shareholders.

Our auditors have issued a “going concern” modification in their report on our Consolidated Financial Statements.

The auditors' report on our Consolidated Financial Statements as of September 30, 2013 and 2012 indicates that there is substantial doubt about our ability to continue as a going concern based upon our accumulated deficit and negative working capital at September 30, 2013, our recurring net losses, and the cash used in operations for the year ended September 30, 2013. We may be unable to obtain sufficient funds from financing activities or our planned operations to support our continued business. If we cannot continue as a going concern, we may need to substantially revise our business plan, cease operations, sell or seek protection under the bankruptcy laws.

We have incurred net losses each year since our inception and had accumulated losses of approximately $ 58.5 million through September 30, 2013. We expect to continue to incur net losses at least through our fiscal year 2014 and these losses may be substantial. To implement our business strategy, we will continue to incur considerable research and development expenses and capital expenditures. Accordingly, if we are unable to generate substantial revenues to cover these expenses we will not achieve profitability.

Commercialization, market acceptance, and productization risks

We are transitioning from a developmental organization to a commercialization organization. Neah has traditionally focused on development of the PowerChip™ technology and has a pilot-scale facility in Bothell to manufacture units. As the Company transitions to commercialization of the technology, there are risks related to the Company's ability to hire and retain the appropriate talent, ability to scale up the output using internal or outsourced manufacturing, ability of our suppliers to supply the needed quality and quantity of subcomponents, and other raw materials used in our fuel cells and to do it in a cost effective fashion. Fuel cells are a disruptive technology that requires customer and market acceptance.

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

Technical risks

Neah's technology acceptance requires customers and markets to accept a new paradigm for the operation of fuel cells. The Company also strives to continuously improve its products, and there is the risk of the Company not achieving certain milestones or completion of commercial systems.  Methanol, which is flammable, is the fuel of choice for this class of fuel cells by the Company, as well as its competitors. The energy from the methanol is extracted using an electrochemical reaction which does not include combustion. While the Company intends to package the systems so that they are virtually leak proof, there can be no assurance that will not be manufacturing defects that cause of these acids whose concentrations are comparable to “wet” batteries. The availability and price of methanol would affect the adoption of the fuel cell technology. Our business exposes us to the risk of harmful substances escaping into the environment, resulting in personal injury or loss of life, damage to or destruction of property, and natural resource damage. Our business is subject to numerous federal, state and local laws, regulations and policies that govern environmental protection. These laws and regulations have changed frequently in the past and it is reasonable to expect additional changes in the future, and we are not currently insured against such risks.

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

Our amendment to the articles of incorporation authorize the issuance of 1,800,000,000 shares of common stock and 5,000,000 shares of “blank check” preferred stock, with designations, rights and preferences that may be determined from time to time by our board of directors, which may be superior to those attached to the common stock. As of the date of this Annual Report on Form 10-K, we have the following designated classes of preferred stock:

•

1,000,000 shares of preferred stock designated as Series B Preferred Stock, with 286,700 shares issued and outstanding and which are convertible into an estimated 42,000,000 shares of our common stock as of December 20, 2013 (the exact number of which is not determinable at this time because the Series B are convertible into shares of our common stock based on the future trading price of our common stock). The Series B shares can be converted to Common stock or redeemed in cash, solely at the discretion of the Company; and

•

1,000,000 shares of preferred stock designated as Series C Preferred Stock with no shares issued and outstanding as of December 20, 2013.

Our stock price is volatile, and we do not intend to pay any cash dividends.

There is a very limited public market for our common stock. We cannot predict the extent to which, or if, investor interest will lead to the development of an active and liquid trading market. If a market for our common stock develops, the price at which our common stock will trade may be highly volatile and may fluctuate as a result of a number of factors, including the number of shares available for sale in the market, variations in our actual and anticipated operating results, our failure to timely achieve technical milestones or to commercialize our fuel cell systems, changes in technology or competitive fuel cell solutions, and our failure to meet analysts' performance expectations.

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

In addition, our common stock is subject to Rule 15g-1 through 15g-9 under the Exchange Act, which imposes certain sales practice requirements on broker-dealers who sell our common stock to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 (exclusive of the value of their primary residence) or annual incomes exceeding $200,000 individually, or $300,000 together with their spouse)). For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to the sale. This rule adversely affects the ability of broker-dealers to sell our common stock and purchasers of our common stock to sell their shares of such common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate offices and laboratory facilities are located at 22118 20th Ave SE, Suite 142, Bothell Washington, where we lease approximately 2,000 square feet of office space and 4,053 square feet of laboratory space. As of November 1, 2011 we entered into an amended lease agreement with the landlord to extend our lease through October 31, 2013.As of November 1, 2013, Neah has a holdover month-to-month agreement with the landlord at no change in monthly rent. (Please see Note 13 to our Notes to Consolidated Financial Statements). The average monthly rental payment including utilities and operating expenses for the facility is approximately $12,000 per month. We believe that the leased facility is in good condition and adequate to meet our current and anticipated requirements.

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

As of September 30, 2013 we had settled and paid in full the following legal proceedings:

•

Protingent Staffing. In September 2010, Protingent Staffing obtained a judgment for outstanding vendor debt. In November 2011, Protingent Staffing signed a settlement agreement for the judgement in the amount of $10,000 in cash and $10,000 in shares of common stock. As of September 30, 2013, .this obligation was paid in full.

•

Randstadt Professional US PL. In April 2011, Randstadt Professional US PL obtained a judgment for outstanding vendor debt. In March 2013, Randstadt Professional US PL signed a settlement agreement for the judgment in the amount of $15,000 payable over three months. As of September 30, 2013, this obligation was paid in full.

As of September 30, 2013 we remained a party to certain judgments and legal actions related to failure to pay outstanding invoices on Accounts Payable, representing a total liability of approximately $138,000 which is included in our financial statements as Accounts Payable. We continue to work with these vendors to negotiate and settle these debts, based on available cash resources.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the Over-the-Counter Bulletin Board and the OTC Markets Group under the symbol “NPWZ.”  Set forth below are the range of high and low closing transactions for the periods indicated as reported by Nasdaq.  The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

	High	Low
Fiscal Year Ended September 30, 2012:
First Quarter (October 1, 2011 – December 31, 2011)	$0.015	$0.005
Second Quarter (January 1, 2012 – March 31, 2012)	$0.013	$0.005
Third Quarter (April 1, 2012 – June 30, 2012)	$0.024	$0.009
Fourth Quarter (July 1, 2012 –September 30, 2012)	$0.020	$0.011

Fiscal Year Ended September 30, 2013:
First Quarter (October 1, 2012 – December 31, 2012)	$0.017	$0.006
Second Quarter (January 1, 2013 – March 31, 2013)	$0.010	$0.005
Third Quarter (April 1, 2013 – June 30, 2013)	$0.010	$0.005
Fourth Quarter (July 1, 2013 –September 30, 2013)	$0.006	$0.003

The last sale price of our common stock on December 20, 2013 was $0.0167. The source of the data is www.nasdaq.com.

Holders

As of December 20, 2013, there were approximately 460 holders of record of our common stock. This number does not include beneficial owners of common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

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

Unregistered Sales of Equity Securities

The information below lists all of the securities we sold during the fiscal year that ended September 30, 2013, other than those sales previously reported in a Current Report on Form 8-K or a Quarterly Report on Form 10-Q, which were not registered under the Securities Act, including all sales of reacquired securities, as well as new issues, securities issued in exchange for property, services, or other securities, and new securities resulting from the modification of outstanding securities. No underwriting discounts or commissions were incurred in connection with any of the following transactions. Each of the transactions was conducted as a private placement, without the use of any general solicitation, and was exempt from registration under Section 4(2) of the Securities Act.

•

In July 2013, we issued to a lender, Asher Enterprises, 3,250,000 shares of common stock for a note obligation in the amount of $5,000 together with $1,500 of interest in full satisfaction of the remainder of a convertible note. Subsequently the note has been returned marked “Paid in Full”.

•

In August 2013 we issued to a lender, Asher Enterprises, 19,142,857 shares of common stock for a note obligation in the amount of $37,500 together with $1,500 of interest in full satisfaction of a convertible note. Subsequently the note has been returned marked “Paid in Full”.

•

In July 2013 the company sold 10,395,010 shares of restricted common stock and a 3-year warrant to purchase 324,675 shares of common stock at the exercise price of $0.0154 per share to Mr. Jeffrey B. Sakaguchi, Chairman of our Board of Directors, for the purchase price of $25,000 pursuant to the terms of a Securities Purchase Agreement.

•

In July 2013 the company sold 49,064,449 shares of restricted common stock and a 3-year warrant to purchase 1,532,468 shares of common stock at the exercise price of $0.0154 per share to Millennium Trust Company for the purchase price of $118,000 pursuant to the terms of a Securities Purchase Agreement.

•

In August 2013, we issued 59,000 shares of Series B Preferred Stock to Summit Trading Limited at a price per share of $1 and received gross proceeds of $59,000 under the terms of a Security Purchase Agreement.

•

In August 2013, we issued warrants to purchase 3,586,284 shares of our common stock to Dan Simon Enterprises for services rendered valued at $15,634.

•

In September 2013, we issued 5,614,973 shares of our common stock to Hitman Inc. for services to be rendered, valued at $21,000.

•

In September 2013, we issued 3,178,000 shares of our common stock to Agoracom Investor Relations Corporation. for services rendered, valued at $37,500.

•

In September 2013, we issued warrants to purchase 12,500,001 shares of our common stock to Investor Relation Services for services rendered valued at $50,582.

•

During the Quarter ending September 2013, we issued to a lender Gel Enterprises 1,991,083 shares of Common Stock for a remaining note obligation in the amount of $3,035 together with $1,548 of interest in full satisfaction of the remainder of a convertible note. Subsequently the note has been returned marked “Paid in Full”.

•

During the Quarter ending September 2013, we issued to a lender Gel Enterprises 14,981,121 shares of Common Stock for principal on a note obligation in the amount of $35,058. At September 30, 2013, the remaining balance on the note was $38,274 plus interest.

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview and Background

The following management's discussion and analysis is intended to provide information necessary to understand our audited condensed consolidated financial statements and highlight certain other financial information, which in the opinion of management, will enhance a reader's understanding of our financial condition, changes in financial condition, and results of operations. In particular, the discussion is intended to provide an analysis of significant trends and material changes in our financial condition and operating results during the year ended September 30, 2013, compared to the year ended September 30, 2012. Operating results for the year ended September 30, 2013 are not necessarily indicative of the results that may be expected for any future period. Investors should read the following discussion and analysis in conjunction with our audited financial statements and related notes for the year ended September 30, 2013.

We are developing two classes of fuel cells, one referred to as the PowerChip™ and the other as the BuzzBar™ suite of products. The PowerChip™ is a silicon based fuel cell that uses traditional computer chip manufacturing to build the fuel cell. The BuzzBar™ product was developed during the last two years using some processing steps of the PowerChip™ technology and using polymeric materials for a lower cost, consumer oriented product. The PowerChip™ is targeted for applications (anaerobic) where the quality of the surrounding air is unpredictable or not available like diesel-fumes contaminated environments or underwater applications. The BuzzBar™ product uses air from the surrounding environment and is targeted for consumer-oriented and less aggressive applications for lower power ranges. Our technology and its application have been validated both by our own research and customer results. We believe our fuel cells will outperform lithium ion batteries and other similar power sources, with longer run time, shorter recharge time, ease of portability, and other measures of performance. We anticipate that our fuel cell solution will be particularly beneficial in applications requiring the use of more than one battery because the user will only need to use a single fuel cell with a supply of smaller fuel cartridges, resulting in reduced overall size and weight.

We have an intellectual property portfolio consisting of 12 issued patents, 4 patents pending, 2 Canadian patent applications and various trade secrets for our proprietary technology.  We use a unique, patented and award winning, silicon-based design for our Powerchip™ micro fuel cells that enable higher power densities, lower cost and compact form-factors. The PowerChip™ technology has been recognized for both its innovativeness and its application potential from noted sources including the 2012 ZINO Green finalist, the 2010 WTIA finalist, 2010 Best of What's New Popular Science and other awards.

Our business model includes the potential to license the manufacturing of our fuel cells or to purchase product directly from the Company. We believe that our licensing strategy will be particularly attractive to customers who have access to their own computer chip manufacturing capacity, because our PowerChipTM products can be manufactured with existing equipment used in the semiconductor industry without significant capital outlays for new equipment.

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

For the PowerChip™ technology, we are focusing our initial sales strategy on markets requiring anaerobic or low oxygen content environments, such as underwater, transportation, aerospace and military applications. Our product focus for fiscal 2014 will be directed to our business with the aforementioned US defense suppliers and the proposal to the commercial aviation provider, as well as fuel cell range extenders for electric and other recreational vehicles.

For the PowerChip™ and the BuzzBar™ products, we will also continue to pursue adoption in the consumer markets. While the size of the consumer markets is very significant, the adoption cycle can be much longer than the other markets that we are currently focused on. These longer adoption cycles are driven by longer lead times for product development, distribution, supply chain implementation, and consumer specific safety testing. We are in preliminary discussions with a large consumer company for consumer applications, which, if successful, is expected to take 6 to 16  months for product placement on store shelves.

The deployment of our business strategy has been delayed during 2012 and 2013 by the availability of capital and our inability to raise sufficient capital to fund ongoing operations, sales and marketing and production. Assuming we are able to continue to obtain sufficient financing, we intend to focus on production and delivery of products to customers and sales efforts. We intend to continue to develop business relationships and demonstrate our technology to potential leading edge adopters.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of our Company as a going concern. Since inception, we have reported net losses, including losses of $2,385,899 and $999,544 during the years ended September 30, 2013 and 2012, respectively, and we expect losses to continue in the near future as we grow our operations. At September 30, 2013, we have a working capital deficit of $1,355,557, and an accumulated deficit of $58,535,822. Net cash used by operating activities was $745,966 and $1,814,348 during the years ended September 30, 2013 and 2012, respectively. We have funded our operations through sales of our common and preferred stock, and short-term borrowings. In this regard, during the year ended September 30, 2013, we raised $529,167 from our financing activities. These factors raise substantial doubt about our ability to continue as a going concern.

We require additional financing to execute our business strategy and to satisfy our near-term working capital requirements. Our operating expenses will use a significant amount of our cash resources. Our management intends to raise additional financing to fund future operations and to provide additional working capital to further fund our growth. There is no assurance that such financing will be obtained in sufficient amounts necessary or on terms favorable or acceptable to us to meet our needs. In the event that we cannot obtain additional funds, on a timely basis or our operations do not generate sufficient cash flow, we may be forced to curtail our development or cease our activities.

Recent Financing Activities

On March 4, 2013, we issued 32,608,696 shares of our common stock to PSN Components, an investor at a price per share of $0.0046 and received gross proceeds of $150,000 under the terms of a Security Purchase Agreement. We also issued three year warrants to purchase 3,896,104 shares of common stock with an exercise price of $0.0154 per share.

On May 17, 2013, we issued 4,347,826 shares of our common stock to Green World Trust at a price per share of $0.0046 and received gross proceeds of $20,000 under the terms of a Security Purchase Agreement. We also issued three year warrants to purchase 519,480 shares of common stock with an exercise price of $0.0154 per share.

On May 30, 2013, we issued 5,434,783 shares of our common stock to Marianne Breum, an employee at a price per share of $0.0046 and received gross proceeds of $25,000 under the terms of a Security Purchase Agreement. We also issued three year warrants to purchase 649,351 shares of common stock with an exercise price of $0.0154 per share.

On July 12, 2013, we issued 10,395,010 shares of our common stock to Jeffrey Sakaguchi, Chairman and a member of our board directors at a price per share of $0.00247 and received gross proceeds of $25,000 under the terms of a Security Purchase Agreement. We also issued three year warrants to purchase 324,675 shares of common stock with an exercise price of $0.0154 per share.

On July 16, 2013, we issued 49,064,449 shares of our common stock to Millennium Trust at a price per share of $0.002405 and received gross proceeds of $118,000 under the terms of a Security Purchase Agreement. We also issued three year warrants to purchase 1,532,468 shares of common stock with an exercise price of $0.0154 per share.

On August 27, 2013, we issued 59,000 shares of Series B Preferred Stock to Summit Trading Limited at a price per share of $1 and received gross proceeds of $59,000 under the terms of a Security Purchase Agreement.

Liquidity and Capital Resources

We used cash of $745,966 in our operating activities in the year ended September 30, 2013, compared to $1,814,348 in the same period in 2012. During the year ended September 30, 2013, our use of cash was offset by $432,124 for the payment of services with equity instruments, and $165,752 by the amortization of certain debt discounts.  We also incurred a non-cash loss of $57,722 related to losses on debt settlements. During the year ended September 30, 2013, we incurred changes in operating assets and liabilities of $ 888,248 that off set our use of cash.

We used no cash in our investing activities in the year ended September 30, 2013, compared to $3,285 in the same period in 2012. Changes in cash from investing activities in 2012 reflect capital expenditures of $3,285.

Our financing activities provided cash of $529,167 in the year ended September 30, 2013 compared to $2,047,681 in the same period in 2012. During the year ended September 30, 2013, we:

•

sold common stock and received net proceeds of $338,000;

•

sold Series B preferred stock and received net proceeds of $59,000; and

•

received net proceeds from convertible debentures of $132,167.

Results of Operations

Year Ended September 30, 2013, Compared to Year Ended September 30, 2012

Revenues for the years ended September 30, 2013 and 2012 were $149,179 and $228,000 respectively. Fiscal year 2013 revenue is predominately from a development contract with a customer, which is currently on hold pending further capitalization of the Company.  In fiscal year 2012, we generated revenue from a development contract with a different customer in the amount of $189,500. There was no cost of goods related to these development contracts.

Research and development expenses (“R&D”) consist primarily of salaries and other personnel-related expenses, facilities costs, and other laboratory and research related expenses. Total R&D costs for the year ended September 30, 2013 increased by $29,220, to $484,494 from $455,274 for the same period in 2012.  The increase was primarily due to increase in R&D salaries and wages of $20,940, an increase in project expenses of $13,557 and a decrease in facilities cost and depreciation expense of $5,277.

General and administrative expenses (“G&A”) consist primarily of salaries and related expenses for our management, finance and related personnel, as well as costs for marketing and sales expenses, professional fees, such as accounting and legal, corporate insurance and facilities costs, and non-employee members of our board of directors. G&A expenses decreased to $1,724,211 from $1,736,200 for the same period in 2012.  The decrease in G&A expense in the year ended September 30, 2013 of $11,989 was primarily due to the following:

•

an increase of $187,082 to $241,278 from $54,196 in employee and director stock compensation expense,

•

an increase of $125,261 in marketing expenses for the year ended September 30, 2013, to $152,126 from $26,865, recorded for the same period in 2012,

•

a decrease in board compensation of $63,994 to $51,834 from $115,828, recorded in the same period in 2012.

•

a decrease in other expenses of $104,596 to $72,448 from $177,044 recorded in the same period in 2012.

•

a decrease in salaries expense of $109,947 to $377,542 from $487,489 (including payroll taxes and benefits), recorded for the same period in 2012, and

•

a decrease in professional services of $45,795 to $828,983 from $874,778, recorded for the same period in 2012.

During the year ended September 30, 2013, we recorded net loss on the settlement of liabilities of $57,722 compared with a net gain of $1,264,739 in the same period in fiscal 2011.

Interest expense decreased by $95,294 for the year ended September 30, 2013 to $171,072 compared with $266,366 in the same period in fiscal 2012. The decrease in the year ended September 30, 2013 compared with the same period in 2012 was primarily due to reduced interest from notes payable and debentures resulting from lower loan balances in 2013 and lower debt discount costs amortized to interest expense in 2013.

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

Critical Accounting Policies and Estimates

We prepare our Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. Our critical accounting policies include revenue recognition, accounting for research and development costs, accounting for contingencies, accounting for income taxes, and accounting for share-based compensation and are as follows:

Revenue recognition

In general, we recognize revenue when we have persuasive evidence of an arrangement, the services/goods have been provided or delivered to the customer, the price is fixed and determinable, no significant unfulfilled obligations exist, and collectability is reasonably assured. Revenue from research and development arrangements is recognized either (a) as performance is estimated to be completed which is based on factors such as costs or direct labor hours of the project, or (b) using the milestone method if the contractual milestones in the arrangement are determined to be substantive. Each research and development arrangement is analyzed to determine the appropriate revenue recognition method to be utilized. Estimates of performance completion are reviewed on a periodic basis and are subject to change, and changes could occur in the near term. If an estimate is changed, revenue could be impacted significantly. Payments received in excess of amounts earned are recorded as deferred revenue. At September 30, 2013 there is $10,601 of deferred revenue included in other liabilities on the consolidated balance sheet (none at September 30, 2012).  Revenue from the sale of products is generally recognized after both the goods are shipped to the customer and acceptance has been received, if required. Our products are shipped complete and ready to be incorporated into higher-level assemblies by our customers. The terms of the customer arrangements generally pass title and risk of ownership to the customer at the time of shipment.

We allow our customers to return products only if they are later determined by us to be ineffective. For the year ended September 30, 2013, we determined that no deductions or allowance for sales returns are necessary based on payment from our customer timely. Sales returns are taken against revenue when products are returned from customers. Sales are presented net of any discounts given to customers.

Research and development expense

Research and development costs are expensed as incurred.

Contingencies

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

Income taxes

We account for income taxes using an asset and liability method which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that we expect to realize. We continue to provide a full valuation allowance to reduce our net deferred tax asset to zero, inasmuch as we have not determined that realization of deferred tax assets is more likely than not. Any provision for income taxes would represent the tax payable for the period and change during the period in net deferred tax assets and liabilities.

Share based compensation

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

Off-Balance Sheet Arrangements

As of September 30, 2013 we did not have any off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is set forth in our Consolidated Financial Statements and Notes thereto beginning at page 18 of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Neah Power Systems, Inc.

Bothell, Washington

We have audited the accompanying consolidated balance sheets of Neah Power Systems, Inc. and Subsidiary ("the Company") as of September 30, 2013 and 2012, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Neah Power Systems, Inc. and Subsidiary, as of September 30, 2013 and 2012, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company had an accumulated deficit of $58,535,822 and a working capital deficit of $1,355,557 at September 30, 2013. Additionally, net cash used in operating activities was $745,966 for the year ended September 30, 2013, and the Company has experienced recurring net losses since inception. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding this matter are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PETERSON SULLIVAN LLP

Seattle, Washington

January 6, 2014

NEAH POWER SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS
	September 30,	September 30,
	2013	2012
Current assets
Cash and cash equivalents	$18,346	$235,145
Accounts receivable	6,300	38,500
Note receivable, net of allowance for uncollectable accounts
of $58,347 and $0, respectively	-	53,597
Prepaid expenses and other current assets	108,542	296,345
Total current assets	133,188	623,587

Property and equipment, net	9,615	10,453

Total assets	$142,803	$634,040

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$882,674	$597,134
Accrued compensation and related expenses	381,873	141,397
Other liabilities	88,354	69,981
Notes payable and accrued interest, net of discount of $37,908 and
$13,258, respectively	135,844	140,432
Current portion of obligation to building landlord	-	80,000
Total current liabilities	1,488,745	1,028,944

Long term portion of obligation to building landlord	-	6,665

Total liabilities	1,488,745	1,035,609

Commitments and contingencies (see Note 13)

Stockholders' deficit
Preferred stock -
$0.001 par value; 5,000,000 shares authorized
Series B convertible; 1,000,000 shares designated
286,700 and 420,700 shares issued and outstanding, respectively	287	421
Series C convertible; 1,000,000 shares designated
No and 6,571 shares issued and outstanding, respectively	-	6
Common stock
$0.001 par value, 1,800,000,000 shares authorized,
766,991,327 and 503,041,505 shares issued and outstanding, respectively	766,991	503,041
Additional paid-in capital	56,422,602	55,244,886
Accumulated deficit	(58,535,822)	(56,149,923)
Total stockholders' deficit	(1,345,942)	(401,569)

Total liabilities and stockholders' deficit	$142,803	$634,040

See Notes to Consolidated Financial Statements

NEAH POWER SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended September 30,
	2013	2012
Revenues
System and Concept Development	$149,179	$189,500
Product	-	38,500
Total Revenues	149,179	228,000
Cost of Revenues	2,332	31,443
Gross Profit	146,847	196,557
Operating expenses
Research and development expense	484,494	455,274
General and administrative expense	1,724,211	1,736,200
Total operating expenses	2,208,705	2,191,474
Loss from operations	(2,061,858)	(1,994,917)
Other income (expense)
Financing costs	(36,900)	-
Interest expense	(171,072)	(266,366)
Gain (loss) on settlement of liabilities, net	(57,722)	1,264,739
Other expense	(58,347)	(3,000)
Net (loss)	$(2,385,899)	$(999,544)
Net (loss) per share
Basic and diluted loss per common share	$0.00	$0.00
Weighted average shares used to compute net loss per share
Basic and diluted weighted average common shares outstanding	601,765,763	252,639,447

See Notes to Consolidated Financial Statements

NEAH POWER SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(2,385,899)	$(999,544)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	838	6,105
Amortization of debt discount	165,752	203,071
Stock-based compensation expense from options, warrants, and shares issued for services	432,124	1,312,444
Issuance of note payable as consideration for consulting services	100,000	27,000
Interest paid with warrants	-	20,849
Bad debt allowance	58,347	-
(Gain) Loss on settlement of liabilities, net	57,722	(1,264,739)
Other	(4,750)	(6,097)
Changes in operating assets and liabilities
Accounts receivable	32,200	(38,500)
Prepaid expenses and other current assets	187,803	(267,047)
Accounts payable and obligations to landlord	340,977	(41,345)
Accrued compensation and related expense	240,476	(494,976)
Accrued interest and other liabilities	28,444	(271,569)
Net cash used in operating activities	(745,966)	(1,814,348)
Cash flows from investing activity
Capital Expenditures	-	(3,285)
Net cash used in investing activity	-	(3,285)
Cash flows from financing activities:
Proceeds from sale of common stock, net	338,000	1,345,120
Proceeds from notes payable, net	160,500	53,000
Proceeds from sale of preferred stock	59,000	660,935
Principal payments on notes payable	(28,333)	(11,374)
Net cash provided by financing activities	529,167	2,047,681
Net change in cash and cash equivalents	(216,799)	230,048
Cash and cash equivalents, beginning of year	235,145	5,097
Cash and cash equivalents, end of year	$18,346	$235,145

Noncash investing and financing activities
Shares and Warrants issued in connection with settlement of liabilities and conversion of
convertible notes	$422,674	$598,353
Accounts payable exchanged into notes payable and long term obligations	$15,000	$305,851
Obligation to landlord paid by third party in exchange for a convertible note payable	$73,332	$-
Discount (including beneficial conversion feature) on notes payable	$189,728	$157,791
Exchange of preferred stock for promissory note	$-	$75,900

See Notes to Consolidated Financial Statements

NEAH POWER SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
For the years ended September 30, 2013 and 2012

	Preferred stock										Total
	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	paid-in capital	Deficit	Deficit
Balances at September 30, 2011	1,380,000	$1,380	322,904	$323	-	$-	129,817,322	$129,817	$51,475,892	$(55,150,379)	$(3,542,967)
Issuance of common stock in settlement of liabilities							8,287,565	8,288	50,838		59,126
Issuance of warrants in settlement of liabilities									641,293		641,293
Issuance of common stock and warrants on conversion of notes payable
and related accrued interest							92,849,235	92,849	401,185		494,034
Issuance of common stock and warrants for services and interest				-			9,197,942	9,198	476,251		485,449
Proceeds from common stock funding							137,997,143	137,997	1,207,123		1,345,120
Stock-based compensation - options									55,894		55,894
Return of Series A Preferred Stock in exchange for note payable	(1,380,000)	(1,380)							(74,520)		(75,900)
Issuance of Series B Preferred Stock			142,200	142					142,058		142,200
Conversion of Series B Preferred Stock to common stock			(44,404)	(44)			10,164,212	10,164	(10,120)		-
Issuance of Series C Preferred Stock					119,419	119			835,816		835,935
Conversion of Series C Preferred Stock to common stock					(112,848)	(113)	112,848,000	112,848	(112,735)		-
Beneficial conversion feature on convertible debt issued									157,791		157,791
Dividends Series C Preferred Stock paid in common stock							1,880,086	1,880	(1,880)		-
Net loss for the year ended September 30, 2012										(999,544)	(999,544)
Balances at September 30, 2012	-	$-	420,700	$421	6,571	$6	503,041,505	$503,041	$55,244,886	$(56,149,923)	$(401,569)
Issuance of common stock in settlement of liabilities							1,813,819	1,814	18,186		20,000
Issuance of common stock and warrants on conversion of notes payable
and related accrued interest							95,147,366	95,147	307,527		402,674
Issuance of common stock and warrants for services							12,770,973	12,771	175,216		187,987
Proceeds from issuance of common stock and warrants							101,850,764	101,851	236,149		338,000
Stock-based compensation - options									244,137		244,137
Issuance of Series B Preferred Stock			59,000	59					58,941		59,000
Conversion of Series B Preferred Stock to common stock			(193,000)	(193)			44,288,136	44,288	(44,095)		-
Conversion of Series C Preferred Stock to common stock					(6,571)	(6)	6,571,000	6,571	(6,565)		-
Beneficial conversion feature on convertible debt issued									189,728		189,728
Dividends Series B Preferred Stock paid in common stock							1,507,764	1,508	(1,508)		-
Net loss for the year ended September 30, 2013										(2,385,899)	(2,385,899)
Balances at September 30, 2013	-	$-	286,700	$287	-	$-	766,991,327	$766,991	$56,422,602	$(58,535,822)	$(1,345,942)

See Notes to Consolidated Financial Statements

NEAH POWER SYSTEMS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Description of business

Organization

Our Company was incorporated in the State of Nevada in 2001, as Neah Power Systems, Inc., and together with its subsidiary, is referred to as the “Company”, “we”, “us”, or “our”.

Business

We are engaged in the development and sale of renewable energy solutions using our direct methanol micro fuel cell technology. Our fuel cells are designed to replace existing rechargeable battery technology in a variety of applications and can run in either aerobic or anaerobic modes. We are developing solutions specifically targeted for the military, transportation vehicles, and portable electronics applications. Our long-lasting, efficient and safe power solutions include devices, such as notebook PCs, military radios, and other power-hungry computer, entertainment and communications products. We use a unique patented, silicon-based design for our micro fuel cells that create higher power densities and enables lighter-weight, smaller form-factors, and will potentially create more cost effective manufacturing and potentially lower product costs.

We are developing two classes of fuel cells, one referred to as the PowerChip™ and the other as the BuzzBar™ product. The PowerChip™ is a silicon based fuel cell that uses traditional computer chip manufacturing to build the fuel cell. The BuzzBar™ product was developed during the last two years using some processing steps of the PowerChip™ technology and using polymeric materials for a lower cost, consumer oriented product. The PowerChip™ is targeted for applications (anaerobic) where the quality of the surrounding air is unpredictable or not available like diesel-fumes contaminated environments or underwater applications. The BuzzBar™ product uses air from the surrounding environment and is targeted for consumer-oriented and less aggressive applications for lower power ranges.

Our laboratory facilities and corporate office are located in Bothell, Washington.

Note 2 - Summary of significant accounting policies

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

Cash and cash equivalents

We consider all highly liquid investments purchased with maturities of three months or less to be cash equivalents. We place our cash balances with high credit quality financial institutions. At times, such balances may be in excess of the FDIC insurance limit. At September 30, 2013 and 2012, no amounts were in excess of the FDIC limit.

Accounts Receivable

In the normal course of business, we decide to extend credit to certain customers without requiring collateral or other security interests. Management reviews its accounts receivable at each reporting period to provide for an allowance against accounts receivable for an amount that could become uncollectible. This review process may involve the identification of payment problems with specific customers. Periodically we estimate this allowance based on the aging of the accounts receivable, historical collection experience, and other relevant factors, such as changes in the economy and the imposition of regulatory requirements that can have an impact on the industry. These factors continuously change, and can have an impact on collections and our estimation process. Subsequent cash recoveries are recognized as income in the period when they occur.

Contingencies

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

Fair value of financial instruments

The carrying value of cash and cash equivalents approximate their fair value (determined based on level 1 inputs in the fair value hierarchy) based on the short-term nature of these financial instruments. The carrying values of the note receivable (before allowance) and notes payable and accrued interest approximate their fair value (determined based on level 3 inputs in the fair value hierarchy) because interest rates approximate market interest rates.

Property and equipment

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

Impairment of long-lived assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows that we expect to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. We have not recognized any impairment.

Income taxes

We account for income taxes using an asset and liability method which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that we expect to realize. We continue to provide a full valuation allowance to reduce our net deferred tax asset to zero, inasmuch as we have not determined that realization of deferred tax assets is more likely than not. Any provision for income taxes would represent the tax payable for the period and change during the period in net deferred tax assets and liabilities.

Debt discount

We record the value of original issue discounts associated with notes payable on issuance and the recognized value of beneficial conversion feature of debt securities as a debt discount, which is presented net of related notes payable on the consolidated balance sheets and amortized as an adjustment to interest expense over the borrowing term.

Revenue recognition

In general, we recognize revenue when we have persuasive evidence of an arrangement, the services/goods have been provided or delivered to the customer, the price is fixed and determinable, no significant unfulfilled obligations exist, and collectability is reasonably assured. Revenue from research and development arrangements is recognized either (a) as performance is estimated to be completed which is based on factors such as costs or direct labor hours of the project, or (b) using the milestone method if the contractual milestones in the arrangement are determined to be substantive. Each research and development arrangement is analyzed to determine the appropriate revenue recognition method to be utilized. Estimates of performance completion are reviewed on a periodic basis and are subject to change, and changes could occur in the near term. If an estimate is changed, revenue could be impacted significantly. Payments received in excess of amounts earned are recorded as deferred revenue. At September 30, 2013 there is $10,601 of deferred revenue included in other liabilities on the consolidated balance sheet (none at September 30, 2012).  Revenue from the sale of products is generally recognized after both the goods are shipped to the customer and acceptance has been received, if required. Our products are shipped complete and ready to be incorporated into higher-level assemblies by our customers. The terms of the customer arrangements generally pass title and risk of ownership to the customer at the time of shipment.

We allow our customers to return products only if they are later determined by us to be ineffective. For the years ended September 30, 2013 and 2012, we determined that no deductions or allowance for sales returns are necessary based on payment from our customer timely. Sales returns are taken against revenue when products are returned from customers. Sales are presented net of any discounts given to customers.

Research and development expense

Research and development costs are expensed as incurred.

Share based compensation

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

Note 3 - Going concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of our Company as a going concern. Since inception, we have reported net losses, including losses of $2,385,899 and $999,544 during the years ended September 30, 2013 and 2012, respectively, and we expect losses to continue in the near future as we grow our operations. At September 30, 2013, we have a working capital deficit of $1,355,557, and an accumulated deficit of $58,535,822. Net cash used by operating activities was $745,966 and $1,814,348 during the years ended September 30, 2013 and 2012, respectively. We have funded our operations through sales of our common and preferred stock, and short-term borrowings. In this regard, during the year ended September 30, 2013, we raised $529,167 from our financing activities. These factors raise substantial doubt about our ability to continue as a going concern.

We require additional financing to execute our business strategy and to satisfy our near-term working capital requirements. Our operating expenses will use a significant amount of our cash resources. Our management intends to raise additional financing to fund future operations and to provide additional working capital to further fund our growth. There is no assurance that such financing will be obtained in sufficient amounts necessary or on terms favorable or acceptable to us to meet our needs. In the event that we cannot obtain additional funds, on a timely basis or our operations do not generate sufficient cash flow, we may be forced to curtail our development or cease our activities.

The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classifications of liabilities that may result from the outcome of this uncertainty.

Note 4 - Net loss per share

Basic and diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Common stock equivalents for 2013 and 2012 are excluded as the effect would be anti-dilutive due to our net losses.

The following numbers of shares have been excluded from net loss per share computations:

Shares	2013	2012
Convertible preferred stock	80,681,642	61,628,427
Convertible debt	26,118,334	13,672,415
Common stock options	240,482,543	246,482,543
Common stock purchase warrants	371,668,230	348,585,700

Note 5 - Property and equipment

Property and equipment consisted of the following:

	September 30, 2013	September 30,2012
Laboratory equipment	$1,344,273	$1,344,273
Computer hardware and software	168,285	168,285
Leasehold improvements	580,000	580,000
Total property and equipment	$2,092,558	$2,092,558

Accumulated depreciation and amortization	(2,082,943)	(2,082,105)

Net property and equipment	$9,615	$10,453

Note 6 – Note receivable

In May 2011, we announced that we had signed a non-binding letter of intent to acquire privately-held Exigent Security Products, Inc. (“Exigent”). We have since discontinued our efforts to consummate this acquisition and we have terminated this letter of intent. During the year ended September 30, 2011 and in conjunction with the acquisition efforts, we advanced $47,500 to Exigent pursuant to a note receivable due in June 2012, which bears interest at 10% per annum and is collateralized by certain technology. As of September 30, 2013, the total principal and interest due amounted to $47,500 and $10,847, respectively and has been fully reserved as of September 30, 2013.

Note 7 – Prepaid Expenses and Other Current Assets

Prepaid Expenses and Other Current Assets consist of the following at September 30, 2013 and 2012:

Prepaid Assets	2013	2012
Consulting Services	$48,041	$221,372
Insurances	14,733	15,826
Deposits	33,814	33,814
Other	11,954	25,333
Total	$108,542	$296,345

The prepaid consulting services are related to various investor relations and marketing agreements for services related to various business and related matters.

Note 8 – Accrued compensation due executive officers and board of directors

Due to working capital limitations, we have deferred payments of compensation to our Chief Executive Officer and former Chief Financial Officer, and to members of our Board of Directors, which are included in accrued compensation and related expenses in the accompanying consolidated balance sheets.

Accrued compensation due to executive officers and board of directors consisted of the following:

	September 30, 2013	September 30,2012
Due to officers	$236,549	$86,973
Due to directors	70,272	20,541
Total	$306,821	$107,514

Of the balance of $381,873 and $141,397 in accrued compensation and related expenses in the consolidated balance sheets at September 30, 2013 and 2012, $70,333 and $ 33,883, respectively related to accrued paid time off and to accrued payroll taxes on deferred compensation.

During the year ended, September 30, 2012, we issued warrants for the purchase of 68,076,826 shares of our common stock to settle the accrued compensation due to our chief executive officer and board of directors. The fair value of the warrants was calculated using the Black-Scholes-Merton model. The value of the warrants issued exceeded the amount due to our former chief executive officer and directors by $86,324 which is considered to be additional compensation and charged to general and administrative expense.

Note 9 – Other liabilities

Other liabilities consisted of the following:

	September 30, 2013	September 30,2012
Other accrued expenses	$77,753	$69,981
Deferred revenue	10,601	-
Total	$88,354	$69,981

Note 10 – Notes payable

Notes payable and accrued interest consisted of the following:

	September 30, 2013	September 30,2012
Convertible debentures	$70,774	$111,000
Notes payable	100,000	39,289
Accrued interest	2,978	3,401
Debt discount	(37,908)	(13,258)
Total	$135,844	$140,432

Settlement or Reduction of Notes Payable and Accounts Payable

In December 2012, one of our note holders assigned their note to a third party who converted the note into 3,367,003 shares of common stock and we recorded a loss on settlement of liabilities of $14,916 in our consolidated statement of operations. We recorded a reduction to our Notes Payable in the amount of $10,000 for this transaction.

During the fiscal year ended September 30, 2013, six of our note holders assigned their notes to a third party who then converted the notes into 7,159,628 shares of common stock. We recorded a loss on settlement of liabilities of $31,790 in our consolidated statement of operations and a reduction to Notes Payable in the amount of $29,289 for this transaction.

In March 2013 we issued 1,813,819 shares of our common stock valued at $20,000 as a final payment to StoryCorp Consulting of which we recorded $4,000 to general and administrative expense and $16,000 against the balance due the vendor recorded in accounts payable.

In September 2013, we issued warrants to purchase 3,586,284 shares of common stock to a consultant for services performed. We recorded a reduction to Accounts Payable in the amount of $11,763 and a gain on settlements of liabilities in the amount of $5,000 in our consolidated statement of operations due to the fair value of the warrants being less than the amount in accounts payable.

During the year ended September 30, 2012, we entered into agreements with various vendors and note holders to settle or reduce outstanding balances. In return for the reduction of $777,882 in vendor debts, we paid $65,000 in cash, issued 26,840,900 of restricted common shares, and issued warrants for the purchase of 2,884,819 shares of common stock at an exercise price of $ 0.0106. Gains from these settlements of $714,710 were recorded as a gain on settlement of liabilities in our consolidated statement of operations. For agreements convertible into restricted common stock, we recorded debt discounts for beneficial conversion features in the amount of $28,512.

Issuance of Notes for Shares of Series A Preferred Stock

During the year ended September 30, 2012 , we issued two convertible promissory notes in principal amount of $50,000 and $26,000, in exchange for the cancellation of 1,380,000 shares of our Series A preferred stock. Also during the year ended September 30, 2012, the promissory notes were fully converted into 18,660,540 shares of restricted common stock. For the year ended, September 30, 2012, we recorded to interest expense the estimated value of the beneficial conversion feature pertaining to these notes of $70,000.

Issuance of Convertible Promissory Notes

In April 2012, we issued a convertible promissory note in the amount of $53,000 to an investor for net proceeds of $50,000. The note bore interest at an annual rate of 8% and had a maturity date of January 13, 2013.  In October and November of 2012, the debenture was converted in full into 9,654,476 shares of common stock under the conversion terms of the note.  During fiscal year 2012, we recorded debt discount for beneficial conversion feature on these notes in the amount of $38,379.

During the fiscal year ended September 30, 2013, we issued four convertible promissory notes in the aggregate amount of $160,500 to an investor for net proceeds of $150,000. The notes are interest bearing at an annual rate of 8% and have maturity dates of July 5, 2013, September 4, 2013, October 28, 2013, and March 14, 2014. After six months from the date of issue, the promissory notes may be converted into shares of common stock at a rate of 58% of the average of the three lowest closing bid prices during the ten trading days prior to notice to convert. During 2013, we recorded debt discount for beneficial conversion feature on these notes in the amount of $133,463. The note holder has converted 3 of the 4 notes totaling $128,000 in principal during fiscal year 2013 into 47,824,611 shares of common stock under the conversion terms of the note with one note in the amount of $32,500 left.

Issuance of Promissory Notes

During the fiscal year ended September 30, 2013, we issued a non-interest bearing promissory note in the amount of $15,000 in full satisfaction of an outstanding liability. As of September 30, 2013, the note has been paid in full.

During the fiscal year ended September 30, 2013, we issued an unsecured 8% interest bearing note in the amount of $100,000 in consideration for marketing and investor relations services. The note has a maturity date of July 1, 2014. As of September 30, 2013, the note is still outstanding.

In August and September 2013, we issued two convertible promissory notes in the amount of $73,332 for third party payments by the note holder of our obligation to the landlord. The notes are interest bearing at an annual rate of 6% and have maturity dates of August 5, 2014, and September 12, 2014. The notes are convertible into common stock at a rate of 65% of the lowest closing bid price for any of the five trading days prior to date of the conversion notice. We recorded a beneficial conversion feature in the amount of $56,939 on these two notes and have amortized $33,512 to interest in our consolidated statement of operations. As of September 30, 2013, the note holder had converted $35,058 into 14,981,121 of common shares leaving a remaining balance of $38,274.

Assignment and Amendment of Promissory Note

In September 2012, we issued a convertible redeemable promissory note in the amount of $65,000 to an investor in exchange for a note payable we had to a vendor in the amount of originally $95,000. The investor had purchased the note from the vendor. The note is interest bearing at an annual rate of 6% and has a maturity date of September 5, 2013. The convertible redeemable promissory note may be converted into shares of common stock at a rate of 70% of the lowest closing bid price during the five trading days prior to notice to convert. During fiscal year 2012, the holder converted $7,000 of the note into shares of common stock on which we recorded $3,000 as a loss on settlement of liabilities in our consolidated statement of operations.  During fiscal year 2013, the note holder converted the remaining $58,000 of their note into 12,160,527 shares of our common stock on which we recorded $40,582 as loss on settlement of liabilities in our consolidated statement of operations.

Note 11 – Preferred stock and common stock

Preferred Stock

Our board of directors has the authority to designate and issue up to 5,000,000 shares of $0.001 par value preferred stock in one or more series, and to fix and determine the relative economic rights and preferences of preferred shares any or all of which may be greater than the rights of our common stock, as well as the authority to issue such shares without further stockholder approval. As a result, our Board of Directors could authorize the issuance of a series of preferred stock that would grant to holders preferred rights to our assets upon liquidation, the right to receive dividends before dividends are declared to holders of our common stock, and the right to the redemption of such preferred shares, together with a premium, prior to the redemption of the common stock. In addition, shares of preferred stock could be issued with terms calculated to delay or prevent a change in control or make removal of management more difficult. Preferred stock is designated 1,000,000 shares to Series B and 1,000,000 shares to Series C at September 30, 2013.

Series B Preferred Stock

Holders of Series B preferred stock (“Series B”) have no redemption rights and earn interest at 6% per annum. The holders of the Series B are entitled to vote with the holders of our common stock a number of votes equal to the number of common shares available by conversion. Series B is convertible into common stock, at the sole discretion of management, except in the event of the resignation or termination of Dr. Gerard C. D'Couto, our current President and Chief Executive Officer in which case the holders of the Series B can elect to convert the Series B stock to common stock. As well we have the right to redeem the Series B in cash at the face amount plus any unpaid dividends.

The number of shares of common stock to be issued upon a conversion is calculated by (i) multiplying the number of Series B being converted by the per share purchase price received by the Company for such Series B, and then, multiplying such number by 130% and then dividing this calculated value by the average closing bid price, as defined, or by (ii) first, allocating the Series B proportionately according to the amounts by date of individual cash tranches received by the Company then, second, multiplying the number of Series B being converted, identified by tranche, by the per share purchase price received by the Company for such Series B , and then, multiplying such number or numbers by 130% and, finally, dividing the calculated value(s) by the average closing bid price, as defined.

During the year ended September 30, 2012, we issued 142,200 shares of Series B in return for $142,200 in cash that we received in our fiscal year ended September 30, 2011, (recorded in advances on stock subscriptions in our consolidated balance sheet at that date), and the holders of our Series B converted 44,404 of the outstanding shares into 10,164,212 shares of our restricted common stock.

During the year ended September 30, 2013, the holders of our Series B converted 193,000 shares of Series B preferred stock, together with $6,379 of accrued dividends, into 45,795,900 shares of common stock. We also issued 59,000 shares of Series B preferred stock to the same investor under a Securities Purchase Agreement in return for $59,000 in cash.

As of September 30, 2013, we had 286,700 shares of Series B issued and outstanding.

 Series C Preferred Stock

In November 2011, we filed a Certificate of Designation with the Nevada Secretary of State, to set forth the rights, preferences and privileges of the Series C preferred stock (“Series C”). Series C ranks in preference to our common stock and any other class or series of stock entitled to participate with our common stock. Holders of Series C are entitled to receive dividends of 8% per annum for the first six months only on the original purchase price for such shares which can be paid in cash or common stock, at our discretion. Series C is entitled to vote together with the holders of our common stock, with the number of votes equal to the number of common shares available by conversion.  The holders of Series C may convert each share into common stock at a rate of 1,000 common shares for each share of Series C.

During the year ended September 30, 2012, under terms of several Securities Purchase Agreements, we issued a total of 94,419 shares of Series C for net proceeds of $661,000. In addition, we issued three-year warrants to purchase 94,419,000 shares of our common stock at an exercise price of $0.015 per share. As of September 30, 2012, 87,848 of these Series C shares were converted into 87,848,000 shares of common stock, and all the warrants remained outstanding.

During the year ended September 30, 2012, as compensation under consulting agreements, we issued to two consultants 25,000 shares of Series C which were recorded at their fair value of $175,000 and expensed over the term of the agreements. In addition, the consultants received three-year warrants to purchase 25,000,000 shares of our common stock at an exercise price of $0.015 per share. As of September 30, 2012 all the Series C shares issued to the consultants had been converted into 25,000,000 shares of common stock, and all the warrants remained outstanding.

During the year ended September 30, 2013, the remaining 6,571 Series C preferred stock under the Security Purchase Agreements were converted into 6,571,000 shares of common stock, and the warrants remained outstanding.

As of September 30, 2013, we had no shares of Series C issued and outstanding.

Common Stock

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

Common stock issued for settlement of liabilities and conversion of notes payable

During the years ended September 30, 2013 and 2012, we issued a total of 96,961,185 and 101,136,800 shares valued at $422,674 and $553,160 respectively, on conversion of notes payable and in settlement for certain of our outstanding notes and accounts payable. (Refer to Note 10 for details on stock issued for settlement of liabilities).

Common stock issued for services

During the years ended September 30, 2013 and 2012, we issued 12,770,973 and 9,197,942 shares of our common stock, respectively, valued at $104,000 and $82,500, respectively, to service providers and consultants. We recorded $16,750 to prepaid expense and $87,750 as general and administrative expense in the year ended September 2013 and $82,500 to general and administrative expense in the year ended 2012.

Common stock issued for cash

During the years ended September 30, 2013 and 2012, we issued 101,850,764 and 127,318,572 shares of restricted common stock to multiple investors and received gross proceeds of $338,000 and $1,500,600 respectively. We also issued 6,922,078 and 127,318,572 three-year warrants with a weighted average exercise price of $0.015 and $0.016 per share respectively.

In connection with the 2012 placements of common stock we paid a financial advisor a cash fee of $116,000, 10,678,571 shares of restricted common stock, and a three-year warrant for the purchase of 10,678,571 shares of common stock at an exercise price of $0.015. These fees were netted against the proceeds from the issuance of the common stock as a cost of issuing stock.

Long-term incentive compensation plan

Our Long Term Incentive Compensation Plan (the “Plan") was adopted in 2006, amended in 2009 and 2012. The Plan is administered by our board of directors. Our Board amended the Plan increasing the aggregate number of shares available for issuance to 25,000,000 in 2009, and to 325,000,000 in 2013 as described below, conditional upon approval by our shareholders. We have granted stock options under the Plan to employees, members of our board of directors, advisors and consultants. No options have been exercised. Options are exercisable for ten years from date of grant.

In August 2013, the Board of Directors reorganized and consolidated the Company's five outstanding employee/director compensation plans into the surviving Plan. The Board terminated the Employee Stock Purchase Plan adopted in 2008 (no awards/purchases made; 900,000 common share pool), the 2010 Retention Bonus Plan and the 2012 Retention Bonus Plan , with the proviso that the nine (9) cash award grants, representing a maximum aggregate $193,600 potentially payable under the grants issued under the retention bonus plans shall survive the plan terminations. The payment of the cash awards issued under the bonus retention plans is subject in all cases to a “best efforts” condition in favor of the Company and ,therefore, are not accrued as liabilities in our financial statements; the Board also terminated the Sales Incentive and the 8 recipients of stock option grants thereunder agreed to accept new stock option grants to be issued under the surviving  Plan in exchange for their outstanding grants under the terminated Sales Incentive Plan being cancelled, with the proviso that the outstanding cash amounts payable of $19,350 be preserved. Accordingly, and by virtue of an amendment to the Plan, the Board consolidated its 25,000,000 share pool with the 300,000,000 common share pool from the terminated Sales Incentive Plan. The 8 new stock option grants, representing an aggregate 219,200,000 underlying shares, issued to the recipients in exchange for the termination of their grants in the same aggregate share amount under the terminated Sales Incentive Plan, all have vesting schedules that provide for the vesting of 25% of each grant upon receipt, followed by 25% grant vesting over the next three successive six month intervals, all with exercise prices of $.00354 per share. This plan consolidation maintained the available common share pool previously spread over all of the terminated plans and did not result in any increase in the number of common shares previously dedicated to these plan reserves.

The cancellation of the stock options issued under the Sales Incentive Plan and subsequent issuance of new stock options under the Plan has been accounted for as a modification.  The stock options issued under the Sales Incentive Plan were to vest upon the attainment of certain sales targets.  The attainment of these sales targets was not deemed probable of achievement at the date of the modification and thus the cumulative compensation cost to be recognized related to the modified award is the modified award's fair value at the date of the modification of $917,226.

The following table summarizes stock option activity during the years ended September 30, 2013 and September 30, 2012 :

	Options Outstanding	Weighted Average Exercise Price
Outstanding at September 30, 2011	230,282,543	$0.010
Granted	38,200,000	0.011
Exercised	-	-
Cancelled	(22,000,000)	0.010
Forfeited	-	-
Outstanding at September 30, 2012	246,482,543	$0.010
Granted	219,200,000	0.0036
Exercised	-	-
Cancelled	(225,200,000)	0.010
Forfeited	-	-
Outstanding at September 30, 2013	240,482,543	$0.0059

Exercisable at September 30, 2013	76,082,543	$0.011

The weighted average fair value of the options granted during the years ended September 30, 2013 and 2012 was $0.0045 and $0.010 per share respectively, and the weighted average remaining contractual lives of outstanding and exercisable options at September 30, 2013 was 9.6 years. As of September 30, 2013, we had $734,087 of total unrecognized compensation cost related to unvested options. Unrecognized compensation cost is to be recognized over 16-1/2 months.

As of September 30, 2013, the aggregate intrinsic value representing the excess of the closing market price of our common stock over the exercise price, of options outstanding and exercisable, is $312,232 and $78,058, respectively.

Stock-based compensation expense related to options was $244,137 and $55,894 during the years ended September 30, 2013 and 2012, respectively, substantially all of which was recognized as general and administrative expense. We determine the value of share-based compensation using the Black-Scholes-Merton fair value option-pricing model with weighted average assumptions for options granted during the years ended September 30, 2013 and 2012 including risk-free interest rates of 0.07% and 2.3%, respectively, volatility of 236% and 200%, respectively, expected lives of 10.0 and 4.8 years, respectively, and dividend yield of 0%.

Warrants

At September 30, 2013, we had warrants outstanding for the purchase of 371.7 million shares of our common stock at a weighted average exercise price of $0.014 per share. During the year ended September 30, 2013, we issued warrants to purchase a total of 24.9 million shares of common stock at a weighted average exercise price of $0.009 per share. The fair value of the warrants is calculated using the Black-Scholes-Merton model. Warrants outstanding at September 30, 2013 expire at various dates from August 2014 to July 2018.

A summary of warrant activity during the years ended September 30, 2013 and 2012 are as follows:

Warrants Outstanding
Outstanding at September 30, 2011	10,248,785
Granted	343,613,200
Expired	(5,276,285)
Outstanding at September 30, 2012	348,585,700
Granted	24,921,696
Expired	(1,689,166)
Cancelled	(150,000)
Outstanding at September 30, 2013	371,668,230

Employee stock purchase plan

In 2008, we adopted an Employee Stock Purchase Plan, under which the number of shares of common stock that may be sold shall not exceed 900,000 shares. No shares have been purchased under this plan. On August 1, 2013, the plan was officially cancelled by our Board of Directors.

Note 12 – Income taxes

We have recorded no provision or benefit for income taxes. The difference between tax at the statutory rate and no tax is primarily due to the full valuation allowance. The increase in the valuation allowance was $449,307 during the year ended September 30, 2013, and $268,043 during the year ended September 30, 2012. A valuation allowance has been recorded in the full amount of total deferred tax assets as it has not been determined that it is more likely than not that these deferred tax assets will be realized. As of September 30, 2013, we have net operating loss carry forwards of $50.18 million, which begin to expire in 2023 and will continue to expire through 2033 if not otherwise utilized. Our ability to use such net operating losses and tax credit carry forwards is subject to annual limitations due to change of control provisions under Sections 382 and 383 of the Internal Revenue Code, and such limitation would be significant. Realization is dependent on generating sufficient taxable income prior to expiration.

Deferred income taxes represent the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.

Significant components of our deferred tax assets and liabilities and related valuation allowances at September 30, 2013 and September 30, 2012 are as follows:

Deferred Taxes	2013	2012
Net operating loss carry forward	$17,058,461	$16,512,538
Share-based compensation	2,318,717	2,235,711
R&D Tax Credit Carryforward	973,000	973,000
Other	173,010	349,028
TOTAL DEFERRED TAX ASSETS	$20,523,188	$20,070,277

Deferred Tax Liability	(532,412)	(528,808)
Valuation Allowance	(19,990,776)	(19,541,469)

Deferred Tax Assets & Liabilities, net	-	-

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

Note 13 – Commitments and contingencies

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

Lease

Our corporate offices and laboratory facilities are leased under a lease agreement which we amended in November 2011. The amended expiration date of the lease is now October 31, 2013, and our monthly rent is $9,500 which we began paying November 1, 2011. In addition, we settled past due obligations owed under the lease through October 31, 2011, on the following terms:

•

total past due obligations were agreed to be $350,000;

•

we were released from the obligation to pay all past due balances in excess of $195,000; and

•

we paid $35,000 and agreed to pay $160,000 in 24 equal monthly payments commencing in December 2011.

As a result of this settlement we recognized a gain on the settlement of $197,311 which was recognized in the year ended September 30, 2012.

Our rent expense for the years ended September 30, 2013 and 2012 was $143,118 and $141,643, respectively. As of September 30, 2013, future monthly minimum rental payments, including estimated operating costs, total $12,000 for the fiscal year ending September 30, 2014.. Our lease agreement provides for a month-to-month holdover status at the monthly rate of $9,500 plus operating expenses commencing November 1, 2013. The holdover status can be terminated by giving a two month notice to terminate.

Under terms of the agreement, the landlord has executed and filed with the Snohomish County, Washington full satisfaction of the prior outstanding judgments entered in favor of the landlord. To secure performance of our obligations under the lease and payment of the remaining past due balance, we executed an confession of judgment in favor of the landlord in the amount of $350,000, such confession of judgment is to be held and may be filed to be enforced in the event we default under the lease. The Company's liability to its landlord has been fully satisfied.

Litigation

Abramowitz v. Neah Power Systems. On January 20, 2010, our former Chief Executive Officer, Paul Abramowitz, initiated a lawsuit against us in the Superior Court for the State of Washington styled Abramowitz v. Neah Power Systems, et al. (Case No. 10-2-3688-1 SEA) in which Abramowitz sued for breach of his employment contract in the amount of $275,000, plus interest, for willful failure to pay wages. On March 7, 2012, we consummated settlement terms with Abramowitz whereby we settled outstanding claims and counter-claims under litigation. The parties agreed to a mutual release whereby Abramowitz released us and the other defendants from any and all claims pertaining to the litigation, and we released Abramowitz from any and all counter-claims pertaining to the litigation. Under the terms of the Settlement, we agreed to pay Abramowitz an aggregate of $128,000, of which $45,000 was paid by our D&O liability insurance and the remaining amount was paid by us in full as of September 30, 2012. During the year ended September 30, 2012, we recorded a gain on settlement of this liability of $ 231,000.

Smith and McGovern litigation. In connection with the Abramowitz lawsuit, our former directors, James Smith and Robert McGovern, made a claim for indemnification for their defense of the Abramowitz action, which was granted by the Court. On May 11, 2012, we agreed to settlement terms with James Smith, the former chairman of our board of directors and Robert J. McGovern, a former director, whereby we entered into a Settlement Agreement and Release for outstanding claims for indemnification in their defense of the Abramowitz litigation. Under the terms of the Settlement Agreement and Release, we agreed to pay an aggregate of $67,000, which was paid in full as of September 30, 2012.

Disputes with various vendors and lenders

Certain of our vendors and lenders have brought suits and/or obtained judgments in their favor regarding past due balances owed them by us. We have recorded these past due balances in liabilities in our consolidated balance sheets at September 30, 2013 and 2012. We do not believe any loss in excess of amounts recorded that could arise would be material. We have not recorded any liabilities for finance charges or legal fees that could be applied by the vendors or lenders to these debts.

Note 14 – Related party transactions

For purposes of these consolidated financial statements, New Power Solutions, LLC, Summit Trading Limited, Green World Trust, and Sierra Trading Corp., are considered related parties due to their beneficial ownership (shareholdings or voting rights) in excess of 5% during the years ended September 30, 2013 and 2012. All material transactions with these investors and other related parties for the years ended September 30, 2013 and 2012, not listed elsewhere, are listed below.

In June of 2012 we entered into a consulting agreement with Strategy Advisors, LLC (“SAG”) whose Managing Member was one of our board members, John Toedtman. We issued 15,000 shares of our Preferred Stock Series C (which has since been converted into 15,000,000 shares of restricted common stock) and 15,000,000 warrants for these services, and for which we recorded a fair value of $295,163. During the years ended September 30, 2013 and 2012, we recorded expenses of $221,373 and $73,791 respectively for this contract.

During the fiscal year 2012, we issued 65,705 shares of our Series C preferred stock to New Power Solutions, LLC for cash proceeds of $459,935. In addition, New Power received three-year warrants to purchase 65,705,000 shares of our common stock at an exercise price of $0.015 per share. All of the shares of Series C preferred stock were converted to 65,705,000 shares of our common stock as of September 30, 2012.

During the 2012 fiscal year, we issued 22,143 shares of our Series C preferred stock to Green World Trust for cash proceeds of $155,000. In addition, Green World Trust received three-year warrants to purchase 22,143,000 shares of our common stock at an exercise price of $0.015 per share. All of the shares of Series C preferred stock were converted to 22,143,000 shares of our common stock as of September 30, 2012.

During the year ended September 30, 2012, Green World Trust converted several convertible notes that were issued during the year ended September 30, 2011, in the aggregate principal amount of $156,000 into 37,052,294 shares of our common stock. In addition, as additional consideration for the conversion Green World Trust received three-year warrants to purchase 5,086,439 shares of our common stock at an exercise price of $0.005 per share. The warrants were recorded as interest at their fair value of $65,990.

During the year ended September 30, 2012, we issued 142,200 shares of our Series B preferred stock to Sierra Trading Corp. for $142,200 in cash proceeds that we received in our fiscal year ended September 30, 2011, which was recorded in advances on stock subscriptions in our condensed consolidated balance sheet at that date.

In May 2013 we issued 4,347,826 shares of common stock, together with three-year warrants to purchase 519,480 shares of common stock at a strike price of $0.0154, for net proceeds of $20,000 pursuant to a Security Purchase Agreement with Green World Trust.

In June 2013, the board approved the conversion of 193,000 of Summit Trading LLC series B preferred stock into 45,795,900 shares of common stock. The conversions were calculated in accordance with the Series B Certificate of Designation.

During the fiscal year ended September 30, 2013, we issued an unsecured 8% interest bearing note in the amount of $100,000 to Summit Trading Limited in consideration for marketing and investor relations services. The note has a maturity date of July 1, 2014. As of September 30, 2013, the note is still outstanding.

During the fiscal year ended September 30, 2013, we issued an unsecured 8% interest bearing note in the amount of $100,000 to Summit Trading in consideration for marketing and investor relations services. The note has a maturity date of July 1, 2014. As of September 30, 2013, the note is still outstanding.

In July 2013 we issued 10,395,010 shares of common stock, together with three-year warrants to purchase 324,675 shares of common stock at a strike price of $0.0154, for net proceeds of $25,000 pursuant to a Security Purchase Agreement with Jeffrey Sakaguchi, chairman of the board.

In July 2013 we issued 49,064,449 shares of common stock together with three-year warrants to purchase 1,532,468 shares of common stock at a strike price of $0.0154, for net proceeds of $118,000 pursuant to a Security Purchase Agreement with an entity related to Green World Trust.

On April 30, 2012 our board of directors approved an independent consulting agreement with Advanced Materials Advisory LLC, (“AMA”) a limited liability company solely owned by one of our board members, David Schmidt. This agreement is deemed effective as of January 1, 2012, for a period of 12 months. For his services under this agreement we will pay AMA $5,000 per month, plus reasonable out of pocket expenses, to be paid either in cash, in common stock or in warrants, based on mutual agreement. During the year ended September 30 2012, we incurred expenses of $45,000.

During the year ended September 30, 2013, we recorded consulting expense in the amount of $82,500 with Advanced Materials Advisory, LLC for services by David Schmidt as Acting Principal Financial Officer. Advanced Materials Advisory is owned by David Schmidt, who is also a Member of Neah's Board of Directors.

Note 15 – Subsequent events

In October and November 2013, one of our convertible note holders converted the remaining balance of $38,274 plus interest into 14,068,600 share of common stock.

In October 2013, we issued a convertible promissory note to an investor in the amount of $20,000 for net proceeds of $19,000. The note is interest bearing at a rate of 6% per annum and has a maturity date of September 30, 2014.

In October 2013 we received $100,000 under two security purchase agreements together with two 18% senior debentures. The debentures are to be paid back if the Company raises in excess of $265,000 in debt or equity financing with an interest of a minimum of 90 days. In November 2013 the Company paid $52,250 to each of the holders.

In October 2013, we received a purchase order in the amount of $172,000 from India's Defense Research and Development Organization (DRDO) for multiple units of Neah Power's PowerChip™ Silicon Based Direct Methanol Fuel Cell.  Delivery is expected in the second quarter of the Company's fiscal year 2014.

In November 2013, we sold 36,901,400 restricted common shares to Clean Tech Investors, LLC for the purchase price of $700,000 pursuant to the terms of a Securities Purchase Agreement. As part of the transaction, the Company granted the Investor the right to appoint one member to the Board of Directors to fill a vacant position

In November 2013, the Company completed a fuel cell technology asset acquisition and the Company issued 23,198,600 restricted common shares at a price of $0.019 per share, to Clean Tech Investors LLC for a purchase price of $440,000 pursuant to the terms of an Asset Purchase Agreement

In December 2013 we exercised the Company's right to prepay a convertible note of $32,500. The note bore interest at a rate of 8% per annum and included a prepayment penalty of 50%. The Company paid $49,897 in full consideration of this obligation and the note has been returned “paid-in-full”.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are not and have not been any disagreements between us and our accountants on any matter of accounting principles, practices or financial statement disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of senior management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act due to the material weaknesses in our internal control over financial reporting. A discussion of the material weaknesses in our internal control over financial reporting is described below.

Management's Annual Report on Internal Control Over Financial Reporting

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

Management has used the framework set forth in the report entitled Internal Control – Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) to evaluate the effectiveness of our internal control over financial reporting. Management was unable to implement its remediation plans during 2013 due to cost considerations. As a result of the material weaknesses described below, management has concluded that our internal control over financial reporting was not effective as of September 30, 2013.

Management has determined that, as of the September 30, 2013 measurement date, there were deficiencies in both the design and the effectiveness of our internal control over financial reporting. Management has assessed these deficiencies and determined that there were various material weaknesses in our internal control over financial reporting. The existence of a material weakness or weaknesses is an indication that there is a more than remote likelihood that a material misstatement of our financial statements will not be prevented or detected in a future period.

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

We intend to design and implement policies and procedures to remediate the material weaknesses in our internal control over financial reporting in fiscal 2014, including the implementation of a new accounting system and related internal procedures, and pending the financial resources, the hiring of a full time regular employee Chief Financial Officer.

Management does not believe that any of our annual or interim financial statements issued to date contain a material misstatement as a result of the aforementioned weaknesses in our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting or in other factors during the fourth fiscal quarter ended September 30, 2013 that materially affected, or is likely to materially affect, our internal control over financial reporting.

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

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors and Executive Officers

The table below lists certain biographical information regarding our current directors and executive officers. As of December 20, 2013, our board of directors consists of five directors. Each director holds his office until his successor is elected and qualified or his earlier resignation or removal. Executive officers are appointed by our board of directors, and each executive officer holds his office until he resigns or is removed by our Board or his successor is elected then qualified. There are no family relationships among members of our management or our Board.

Name	Title	Age
Dr. Gerard C. D'Couto	President, Chief Executive Officer, Director	47
Jeffrey B Sakaguchi	Chairman of the Board	52
David Schmidt	Director, Acting Principal Financial Officer	50
Jon M. Garfield	Director	50
William M Shenkin	Director	53

 Background / Experience

Dr. Gerard C. (Chris) D'Couto. Dr. Gerard C. D'Couto has served as a member of our Board since January 28, 2008 and as our Chief Executive Officer and President since February 2008. Dr. D'Couto previously served as our Chief Operating Officer and Executive Vice President from September 2007 until February 2008. Prior to joining us, Dr. D'Couto served as senior director of marketing at Form Factor Inc. from January 2006 until September 2007, where he headed the launch of NAND flash and DRAM sort probe cards. Prior to that, Dr. D'Couto had a nine-year tenure at Novellus Systems, Inc., with positions of increasing responsibility ranging from product management to technology development and sales. Prior to that, Dr. D'Couto worked at Varian Associates and as a consultant to Intel Corporation. Dr. D'Couto received a bachelor's degree in chemical engineering from the Coimbatore Institute of Technology in India and also received a master's and a doctoral degree in chemical engineering from Clarkson University in New York. Dr. D'Couto also earned an MBA from the Haas School of Business at the University of California, Berkeley. Mr. D'Couto was chosen to serve on our Board because of his management and operational skills from his business school education and past management positions as well as his technical knowledge related to our fuel cell technology.

Jeffrey B. Sakaguchi. Jeffrey Sakaguchi has served on our board since November 2010. Since December 2010, Mr. Sakaguchi has also served on the boards of directors of True Blue, Inc., a publicly-traded temporary staffing company, and Eccentex, Inc., a venture-backed, early-stage software company. Since May 2005, he has served on the board of directors of the American Red Cross, Los Angeles Region, and served as Chairman of the Board from 2009 to 2012, during which time he was responsible for the financial and organizational turnaround of region performance, as well as the integration of nine chapters into the region. From 2004 until 2007, Mr. Sakaguchi served as the President and Chief Operating Officer of Evolution Robotics Retail, Inc., for which he co-led a spin-off of the company from its former parent company, and was responsible for developing and executing a commercialization strategy for a breakthrough visual scanning product targeted for the retail industry. From 1995 until 2003, Mr. Sakaguchi served as the Managing Partner for the North American Energy Strategy Practice at Accenture LLP in Los Angeles. From 1989 until 1995, Mr. Sakaguchi served as the Senior Engagement Manager at McKinsey & Company, Inc. in Los Angeles. Mr. Sakaguchi earned his bachelor of science degree in chemical engineering from the Massachusetts Institute of Technology, and his masters in business administration from the Wharton School of the University of Pennsylvania. Mr. Sakaguchi was chosen to serve on our Board because of his extensive business leadership experience with technology and emerging companies and his knowledge of the emerging fuel cell industry.

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

Jon M. Garfield. Jon M. Garfield has served on our Board since May 2008. Mr. Garfield is currently the CFO of Monte Nido LLC a behavioral healthcare treatment facility. Mr. Garfield served as Chief Executive Officer of technology company Clearant, Inc. (OTCBB: CLRA) from January 2007 until October 2010 and as Chief Financial Officer at Clearant, Inc. from September 2006 until January 2007. Mr. Garfield has served as a member of Clearant, Inc.'s board of directors from May 2007 until August 2010. From September 2001 through 2006, Mr. Garfield served as an independent financial consultant, including advising as to SEC reporting obligations and Sarbanes-Oxley compliance. From 1998 until 2001, he served as Chief Financial Officer of a telecom service provider and a software developer. From 1996 to 1998, he served as Vice President of Acquisitions for the formerly NYSE-listed ground transportation consolidator Coach USA, Inc. From 1991 to 1996, Mr. Garfield served as Corporate Assistant Controller of Maxxim Medical, Inc., a formerly New York Stock Exchange listed manufacturer and distributor. During 1986 to 1991, Mr. Garfield practiced public accounting with Arthur Andersen and PricewaterhouseCoopers. Mr. Garfield received a Bachelor of Business Administration in Accounting from University of Texas, Austin. Mr. Garfield was chosen to serve on our Board because of his past experience in chief executive officer and chief financial officer roles at public companies and because of his financial literacy.

William M. Shenkin. William M. Shenkin has served on our Board since November 2013. Mr. Shenkin is currently the CEO and President of CeFO, Inc. Mr. Shenkin specializes in working with businesses and individuals in providing family office services for high net worth individuals, chief financial officer services including strategic business review and planning, monthly financial and accounting review, equity and debt financing, buy/sell negotiations, and tax services. Mr. Shenkin's professional history encompasses 30 years of CPA, tax, audit and advisory services beginning with Ernst & Young, then Shenkin Kurtz Baker & Co. and presently CeFO, Inc. He is a member of the American Institute of Public Accountants as serves as a Board Member and Board Advisor for numerous companies and non-profits. Mr. Shenkin holds a M.A. in Accounting from Florida Atlantic University.  Mr. Shenkin was chosen to serve on our Board because of his extensive background with growing technology businesses and at the recommendation by recent financing activites.

Board Committees

During fiscal year 2013, there were five standing committees of our board of directors - Audit, Compensation, Nominating, Financing and Governance Committees.

Audit Committee

We have an Audit Committee of the Board consisting of one independent director, Jon M. Garfield (Chair). Our Board has determined that Mr. Garfield qualifies as Audit Committee financial expert. In addition to being independent under Nasdaq Marketplace Rule 5605(a)(2), Mr. Garfield meets the additional independence and qualification standards for audit committee members set forth in Nasdaq Marketplace Rule 5605(c)(2)(A). The Audit Committee functions in part as an independent and objective party with oversight of our financial reporting process and internal controls.

Compensation Committee

The Compensation Committee consists of two independent directors Jeffrey B Sakaguchi (Chair) and Jon M Garfield. The functions of the Compensation Committee are to review and approve the goals of the Chief Executive Officer, to review and approve salaries, bonuses and other benefits payable to our executive officers and to administer our Long Term Incentive Compensation Plan, Director, Officer, and Employee Sales Incentive Plan and Employee Stock Purchase Plan.

Nominating Committee

The Nominating Committee consists of David Schmidt (Chair), Jon M Garfield, and Gerard C. D'Couto. The Nomination Committee is responsible for proposing a slate of directors for election by the stockholders at each annual stockholders meeting and for proposing candidates to fill any vacancies.

Financing Committee

The Financing Committee consists of Gerard C. D'Couto (Chair), David Schmidt, and Jeffrey Sakaguchi. The Financing Committee is responsible for evaluating various financing options and recommending to the full Board various financing avenues.

Governance Committee

The Governance Committee consists of two independent directors, Jon M Garfield and Jeffrey Sakaguchi, and David Schmidt (Chair). The Governance Committee is responsible for supervision and oversight of our general operations.

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

Based solely on a review of the reports furnished to us, or written representations from reporting persons that reportable transactions were reported, we believe that during the fiscal year ended September 30, 2013, our officers, directors and greater than ten percent stockholders timely filed the reports they were required to file under Section 16(a), except for the following: (i) one Form 4 report was not timely filed by John Toedtman with respect to three transactions; (ii) one Form 4 report was not timely filed by Jeffrey Sakaguchi with respect to one transaction;

ITEM 11. EXECUTIVE COMPENSATION

The following table shows for each of the two fiscal years ended September 30, 2013 and 2012, all compensation awarded or paid to, or earned by, Gerard C. D'Couto, our Chief Executive Officer, David Schmidt, our Acting Principal Officer, and Stephen M. Wilson, our former Chief Financial Officer (collectively, the “Named Executive Officers”).  Due to working capital limitations, we have deferred payments of compensation to our Chief Executive Officer and former Chief Financial Officer, and to members of our Board of Directors, which are included in accrued compensation and related expenses in the accompanying consolidated balance sheets (Note 8).  Other than the Named Executive Officers, we had no executive officers whose compensation exceeded $100,000 during the fiscal year ended September 30, 2013.

Summary Compensation Table

Name & Position	Fiscal Year	Salary ($)	Options (1) ($)	All Other (2) ($)	Total ($)
Gerard C. D'Couto	2013	225,000		14,450 (2)	171,958
President, Chief Executive Officer	2012	209,496	365,186 (3)	18,140 (2)	592,822

David Schmidt	2013	82,500 (5)	47,994		130,494
Acting Principal Financial Officer	2012	22,500 (5)			22,500

Stephen M. Wilson (4)
Former Chief Financial Officer	2012	88,542		14,063	102,605

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

(3)

These warrants have been issued for deferred salary reported in 2008-2012 as Accrued Compensation due Executive Officers and Board of Directors.

(4)

Amounts for Mr. Wilson do not include an accrued amount of $76,973 that as of September 30, 2013 remains payable under the terms of his separation agreement.

(5)

Mr. Schmidt is a Board member and a consultant.  Amounts for Mr. Schmidt are earned consulting fees for the years ended September 30, 2013 and September 30, 2012.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding the outstanding equity awards held by our Named Executive Officers as of September 30, 2013:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price $	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Gerard C. D'Couto	2,400,000 (1)			0.02300	Nov 2020
President, Chief Executive Officer	1,685,393	-	-	0.00890	Apr 2021	-	-	-	-
	2,587,500 (2)	-	-	0.08000	Jun 2020	-	-	-	-
	41,705,537 (4)			0.00900	Sep 2015
	34,250,000	102,750,000 (3)	-	0.00354	Aug 2023	-	-	-	-
David Schmidt	800,000			0,02300	Nov 2020
Acting Principal Financial Officer	1,685,393			0.00809	Apr 2021
	6,500,000	19,500,000 (3)		0.00354	Aug 2023
	3,000,000	9,000,000 (3)		0.00406	Aug 2023

(1)

These options vests 25% at grant date and 25% in each of 3 equal six-month installments over an eighteen-month period following the grant date, and are fully vested as of September 30, 2013.

(2)

These options vests in equal yearly installments over a 4-year period following the grant date, and are fully vested as of September 30, 2013.

(3)

These options were granted under our Long Term Incentive Plan and vests 25% at grant date and 25%  in equal six month installment over an eighteen-month period. These options will be fully vested in February of 2015.

(4)

These warrants were received in exchange for the accrued wages in the amount of $288,731.

Long Term Incentive Compensation Plan

Our Long Term Incentive Compensation Plan (the “Plan") was adopted in 2006, amended in 2009 and 2012. The Plan is administered by our board of directors. Our Board amended the Plan increasing the aggregate number of shares available for issuance to 25,000,000 in 2009, and to 325,000,000 in 2013 as described below, conditional upon approval by our shareholders. We have granted stock options under the Plan to employees, members of our board of directors, advisors and consultants. No options have been exercised. Options are exercisable for ten years from date of grant.

In August 2013, the Board of Directors reorganized and consolidated the Company's five outstanding employee/director compensation plans into the surviving Long Term Incentive Compensation Plan. The Board terminated the Employee Stock Purchase Plan adopted in 2008 (no awards/purchases made; 900,000 common share pool), the 2010 Retention Bonus Plan and the 2012 Retention Bonus Plan , with the proviso that the nine (9) cash award grants, representing a maximum aggregate $193,600 potentially payable under the grants issued under the retention bonus plans shall survive the plan terminations. The payment of the cash awards issued under the bonus retention plans is subject in all cases to a “best efforts” condition in favor of the Company and ,therefore, are not accrued as liabilities in our financial statements; the Board also terminated the Sales Incentive Plan  and the 8 recipients of stock option grants thereunder agreed to accept new stock option grants to be issued under the surviving Long Term Incentive Compensation Plan in exchange for their outstanding grants under the terminated Sales Incentive Plan being cancelled, with the proviso that the outstanding cash amounts payable of $19,350 be preserved. Accordingly, and by virtue of an amendment to the Long Term Incentive Compensation Plan, the Board consolidated its 25,000,000 share pool with the 300,000,000 common share pool from the terminated Sales Incentive Plan. The 8 new stock option grants, representing an aggregate 219,200,000 underlying shares, issued to the recipients in exchange for the termination of their grants in the same aggregate share amount under the terminated Sales Incentive Plan, all have vesting schedules that provide for the vesting of 25% of each grant upon receipt, followed by 25% grant vesting over the next three successive six month intervals, all with exercise prices of $.00354 per share. This plan consolidation maintained the available common share pool previously spread over all of the terminated plans and did not result in any increase in the number of common shares previously dedicated to these plan reserves.

Employment, Severance and Change in Control Agreements

Under the terms of the Offer Letter entered into between Dr. Gerard C. (Chris) D'Couto and the Company when Dr. D'Couto joined us as Chief Operating Officer, Dr. D'Couto receives a per annum base salary of $225,000 and a bonus equal to 50% of his base salary upon the completion of certain milestones. In the event Dr. D'Couto's employment is terminated (i) for any reason other than for cause or a winding down of our operations or (ii) due to a change in control where he is not offered a comparable position at a similar compensation, Dr. D'Couto will be entitled to a severance payment equal to six months of his then current base salary.

Effective as of June 30, 2012, we entered into a Separation and Release Agreement with Stephen M. Wilson, our Chief Financial Officer. In return for his agreement to release the Company from any future claims, except for unpaid severance, and certain trading restrictions related to shares owned when exercising of stock options, we agreed to pay the Mr. Wilson accrued and unpaid wages of $76,973 by monthly payments of $10,000 through its normal payroll procedures. We also agreed to extend the exercise period for a total of 3,214,893 vested stock options whose weighted average exercise price is $0.0263 for a period of two years from the effective date of the separation. We also granted a warrant for the purchase of 3,500,000 shares exercisable for a period of 2 years from the separation date at an exercise price of $0.016. An option for 22,000,000 shares all of which were unvested as of the separation date was allowed to expire as of the separation date.

On June 30, 2012, we appointed David Schmidt, a member of our Board of Directors and Chairman of the Governance Committee, to serve as acting Principal Financial Officer of the Company. For his role as Acting Principal Financial Officer of the Company, his monthly compensation is $2,500 in cash and for the consulting agreement between Advanced Materials Advisory, LLC. and the Company, not related to his role as Acting Principal Financial Officer, monthly billing on an hourly basis payable in cash, stock, options, or warrants, or a combination of thereof, based on mutual agreement.

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

Retainer	$10,000
Board Meetings
Chairman	$15,000
Member	8,000
Audit Committee
Chairman	$6,000
Member	2,500
Compensation Committee
Chairman	$2,500
Member	1,500
Governance Committee
Chairman	$1,500
Member	400
Nominating Committee
Member	$400

Except as described above, we do not have any formal policy for the compensation of our non-employee directors. Our Board has made grants of stock options to our outside directors at various times as compensation for our director's service on the Board. In the future, we anticipate adopting a policy of paying directors a fee for their attendance at board and committee meetings if the financial condition of our Company improves.

The following table sets forth information regarding the compensation of directors during the fiscal year ended September 30, 2013:

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	All Other Compensation ($)	Total ($)
Gerard C. D'Couto (2)	-	-	-	-	-
Jeffrey Sakaguchi (3)	22,976	-	-	-	22,976
David Schmidt (4)	-	-	-	-	-
Jon Garfield (5)	15,471	-		7,422	22,893
John Toedtman (6)	9,529		-	-	9,529

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

(2)

Mr. D'Couto's compensation for fiscal year 2013 is fully reflected in the “Summary Compensation Table” above. Mr. D'Couto received no additional compensation for his service as a director.

(3)

Mr. Sakaguchi's earned fees of $22,976 have been deferred as of September 30, 2013.

(4)

Mr. Schmidt's compensation for fiscal year 2013 is fully reflected in the “Summary Compensation Table” above. Mr. Schmidt received no additional compensation for his service as a director.

(5)

Mr. Garfield's earned fees of $15,471 have been deferred as of September 30, 2013.. His Other Compensation relates to costs associated to certain health benefit coverage that was paid for by the Company on his behalf.

(6)

Mr. Toedtman's earned fees of $9,529 have been deferred as of September 30, 2013.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information as of December 20, 2013 concerning the beneficial ownership of our common stock and each of our outstanding classes of preferred by the following persons or groups:

•

each person who, to our knowledge, beneficially owns more than 5% of our common stock or any class of preferred stock;

•

each Named Executive Officer identified in the Executive Compensation table above;

•

each of our current directors; and

•

all of our current directors and executive officers as a group.

Percentage of common stock beneficially owned is based on 841,047,337 shares of common stock outstanding on December 20, 2013. In accordance with SEC rules, when we computed the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed as outstanding shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of December 20, 2013. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

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

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage Owned (%)
Chris D'Couto (1)	117,278,432	12.2%
David Schmidt (2)	25,818,732	3.0%
Jeffrey Sakaguchi (3)	25,408,214	3.0%
Jon Garfield (4)	15,038,829	1.8%
William M. Shenkin (7)	-	-
All directors and named executive officers as a group (5 individuals)	183,544,207	20.0%

5% or More Shareholders
Green World Trust (5)	99,219,364	11.4%
Clean Tech Investors, LLC(7)	60,100,000	7.1%
Millennium Trust Company (6)	50,596,917	6.0%

(1)

Gerard C. D'Couto is the beneficial owner of 117,278,432 shares of common stock, which consists of 400,002 common shares, 41,705,537 shares of common stock underlying warrants, and 75,172,893 shares of common stock underlying options.

(2)

David Schmidt is the beneficial owner of 25,818,732 shares of common stock, which consists of 4,333,355 common shares owned by Advanced Materials Advisory, and 21,485,393 shares of common stock underlying options.

(3)

Jeffrey Sakaguchi is the beneficial owner of 25,408,214 shares of common stock, which consists of 10,395,010 shares of common shares, 12,137,811 shares of common stock underlying warrants and 2,885,393 shares of common stock underlying options.

(4)

Jon Garfield is the beneficial owner of 15,038,829 shares of common stock, which consists of 12,137,811 shares of common stock underlying warrants and 2,901,018 shares of common stock underlying options.

(5)

The natural person exercising voting control over the shares of our common stock is Darren Baldo, Trustee of Green World Trust. The address of Green World Trust is 4093 Quakerbridge Road, Princeton Jct, NJ 08550. Green World Trust is the beneficial owner of 99,219,364 shares of common stock, which consists of 70,454,804 shares of common stock, and 28,764,560 shares of common stock underlying warrants.

(6)

Millennium Trust Company has an address of 4093 Quakerbridge Road, Princeton Jct, NJ 08550. Millennium Trust Company is the beneficial owner of 50,596,917 shares of common stock, which consists of 49,064,449 shares of common stock, and 1,532,468 shares of common stock underlying warrants.

(7)

Clean Tech Investors LLC is a Colorado Limited Liability Company, with a registered address of 88 Inverness Circle East L107, Englewood, CO 80112, that engages in the development of renewable energy initiatives, among other activities.  William M Shenkin is a managing member of Clean Tech Investors LLC and a Director of Neah Power Systems, Inc. Clean Tech Investors LLC is the beneficial owner of 60,100,000 shares of common stock..

Description of Equity Incentive Compensation Plans

We have one equity compensation plan; our Long Term Incentive Compensation Plan.

In August 2013, the Board of Directors reorganized and consolidated the Company's five outstanding employee/director compensation plans into the surviving Long Term Incentive Compensation Plan. The Board terminated the Employee Stock Purchase Plan adopted in 2008 (no awards/purchases made; 900,000 common share pool), the 2010 Retention Bonus Plan and the 2012 Retention Bonus Plan , with the proviso that the nine (9) cash award grants, representing a maximum aggregate $193,600 potentially payable under the grants issued under the retention bonus plans shall survive the plan terminations. The payment of the cash awards issued under the bonus retention plans is subject in all cases to a “best efforts” condition in favor of the Company and ,therefore, are not accrued as liabilities in our financial statements; the Board also terminated the Sales Incentive Plan  and the 8 recipients of stock option grants thereunder agreed to accept new stock option grants to be issued under the surviving Long Term Incentive Compensation Plan in exchange for their outstanding grants under the terminated Sales Incentive Plan being cancelled, with the proviso that the outstanding cash amounts payable of $19,350 be preserved. Accordingly, and by virtue of an amendment to the Long Term Incentive Compensation Plan, the Board consolidated its 25,000,000 share pool with the 300,000,000 common share pool from the terminated Sales Incentive Plan. The 8 new stock option grants, representing an aggregate 219,200,000 underlying shares, issued to the recipients in exchange for the termination of their grants in the same aggregate share amount under the terminated Sales Incentive Plan, all have vesting schedules that provide for the vesting of 25% of each grant upon receipt, followed by 25% grant vesting over the next three successive six month intervals, all with exercise prices of $.00354 per share. This plan consolidation maintained the available common share pool previously spread over all of the terminated plans and did not result in any increase in the number of common shares previously dedicated to these plan reserves.

The table below sets forth certain information as of September 30, 2013 regarding the shares of common stock available for grant or granted under our equity incentive plans:

Equity Incentive Compensation Plan Information

Plan	Number of Common shares to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Common Shares Remaining for Future Issuance Under Long-Term Incentive Equity Compensation Plan (Excluding Outstanding Options)
Equity compensation plans approved by stockholders (1)	13,842,543	$0.08	-
Equity compensation plans not approved by stockholders (1)	7,440,000	$0.02
Equity compensation plans not approved by stockholders (1)	219,200,000	$0.01	84,517,457
Total	240,482,543		84,517,457

(1) Our Long Term Incentive Compensation Plan (the “Plan") was adopted in 2006, amended in 2009 , 2012 and 2013. The Plan is administered by our board of directors. Our Board amended the Plan increasing the aggregate number of shares available for issuance to 25,000,000 in 2009, and to 325,000,000 in 2013 as described above, conditional upon approval by our shareholders. We have granted stock options under the Plan to employees, members of our board of directors, advisors and consultants. No options have been exercised. Options are exercisable for ten years from date of grant.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Transactions that existed or occurred between us and any of our executive officers or directors, or any affiliate of or person related to any of them, since the beginning of 2013 fiscal year of the type and amount that are disclosed below.

•

In May 2013 we issued 4,347,826 shares of common stock, together with three-year warrants to purchase 519,480 shares of common stock at a strike price of $0.0154, for net proceeds of $20,000 pursuant to a Security Purchase Agreement with Green World Trust.

•

In June 2013, the board approved the conversion of 193,000 of Summit Trading LLC series B preferred stock into 45,795,900 shares of common stock. The conversions were calculated in accordance with the Series B Certificate of Designation.

•

During the fiscal year ended September 30, 2013, we issued an unsecured 8% interest bearing note in the amount of $100,000 to Summit Trading  Limited in consideration for marketing and investor relations services. The note has a maturity date of July 1, 2014. As of September 30, 2013, the note is still outstanding.

•

In July 2013 we issued 49,064,449 shares of common stock together with three-year warrants to purchase 1,532,468 shares of common stock at a strike price of $0.0154, for net proceeds of $118,000 pursuant to a Security Purchase Agreement with an entity related to Green World Trust.

•

In July 2013 the company sold 10,395,010 shares of restricted common stock and a 3-year warrant to purchase 324,675 shares of common stock at the exercise price of $0.0154 per share to Mr. Jeffrey B. Sakaguchi, Chairman of our Board of Directors, for the purchase price of $25,000 pursuant to the terms of a Securities Purchase Agreement.

•

In November 2013, we sold 36,901,400 restricted common shares to Clean Tech Investors, LLC for the purchase price of $700,000 pursuant to the terms of a Securities Purchase Agreement. As part of the transaction, the Company granted the Investor the right to appoint a one member to the Board of Directors to fill a vacant position.  In November 2013, the company completed a fuel cell technology asset acquisition and the company issued 23,198,600 restricted common shares at a price of $0.019 per share, to Clean Tech Investors LLC for a purchase price of $440,000 pursuant to the terms of an Asset Purchase Agreement.

•

During the year ended September 30, 2013, we recorded consulting expense in the amount of $82,500 with Advanced Materials Advisory, LLC for services by David Schmidt as Acting Principal Financial Officer. Advanced Materials Advisory is owned by David Schmidt, who is also a Member of Neah's Board of Directors

Director Independence

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Selection of Independent Registered Public Accounting Firm

Our board of directors approved the continued engagement of Peterson Sullivan LLP as our independent registered public accounting firm for our fiscal year ending September 30, 2013. Peterson Sullivan LLP has been our principal accountant since 2006 and audited our Consolidated Financial Statements for the fiscal years ended September 30, 2013 and 2012.

Audit and Related Fees for Fiscal 2013 and 2012

The following table sets forth the aggregate fees billed by Peterson Sullivan LLP, our independent registered public accounting firm, for professional services rendered to us during the fiscal years ended September 30, 2013 and 2012. The audit committee has considered these fees and services and has determined that the provision of these services is compatible with maintaining the independence of each firm.

Fees	2013	2012
Audit Fees (1)	$51,155	$57,701
Audit Related Fees (2)	-	-
Tax Fees (3)	-	-
Total	$51,155	$57,701

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

(3)

“Tax Fees” consist of preparation of our federal and state tax returns, review of quarterly estimated payments, and consultation concerning tax compliance issues. We did not engage Peterson Sullivan LLP for tax services during fiscal 2013 or 2012, and instead we use a third-party consulting firm.

Audit Committee Pre-Approval Policies and Procedures

The policy of the Audit Committee is to pre-approve all audit and permissible non-audit services provided by our independent auditors. All of the services rendered to us by Peterson Sullivan LLP for the periods ended September 30, 2013 and 2012 were pre-approved by the Audit Committee at the time of the engagement of Peterson Sullivan LLP.

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

Dated: January 9, 2014

NEAH POWER SYSTEMS, INC.

By: /s/ GERARD C. D'COUTO

Gerard C. D'Couto

President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby severally constitutes and appoints Gerard C. D’Couto and David Schmidt, and each of them, his true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Commission, granting unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each said attorneys-in-fact and agents or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of Neah Power Systems, Inc., in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ GERARD C. D'COUTO Gerard C. D'Couto	President and Chief Executive Officer (Principal Executive Officer)	January 9, 2014

/s/ DAVID SCHMIDT David Schmidt	Acting Chief Financial Officer and Director (Principal Financial Officer)	January 9, 2014

/s/ JEFFREY B. SAKAGUCHI Jeffrey B. Sakaguchi	Director	January 9, 2014

/s/ JON M. GARFIELD Jon M. Garfield	Director	January 9, 2014

/s/ WILLIAM M. SHENKIN William M. Shenkin	Director	January 9, 2014

Exhibit Index

No.	Description	Incorporation By Reference
3.1

Articles of Incorporation, as amended:
(i) Articles of Incorporation filed February 1, 2001;
(ii) Certificate of Amendment filed March 15, 2006;
(iii) Certificate of Change filed March 21, 2006;
(iv) Certificate of Change filed July 21, 2009;
(v) Certificate of Amendment filed August 3, 2009;
(vi) Certificate of Correction filed December 16, 2010
(vii) Certificate of Amendment filed March 2, 2011

Filed as an Exhibit to the Registrant's Annual Report on Form 10-K, filed on January 3, 2012 and incorporated herein by reference.
3.2	Amended and Restated By-laws	Filed as an Exhibit to the Registrant's Registration Statement on Form 10-SB, filed on May 1, 2006 and incorporated herein by reference.
4.1	Certificate of Designation of Series B Preferred Stock	Filed as an Exhibit to the Registrant's Current Report on Form 8-K filed on July 15, 2011 and incorporated herein by reference
4.2	Certificate of Designation of Series C Preferred Stock	Filed as an Exhibit to the Registrant's Current Report on Form 8-K, filed on November 14, 2011 and incorporated herein by reference.
4.3	Form of Warrant to Purchase Common Stock, to be issued in the Series C Preferred Stock Financing	Filed as an Exhibit to the Registrant's Current Report on Form 8-K, filed on November 14, 2011 and incorporated herein by reference.
4.4	Form of warrant to purchase 3,753,000 shares of common stock	Filed as an Exhibit to the Registrant's Registration Statement on Form 10-SB, filed on May 1, 2006 and incorporated herein by reference.
4.5	Common Stock Purchase Warrant of CAMHZN Master LDC	Filed as an Exhibit to the Registrant's Current Report on Form 8-K, filed on November 30, 2007 and incorporated herein by reference.
4.6
10.1	Agreement and Plan of Merger among Neah Power Systems, Inc., Growth Mergers, Inc. and Growth Acquisitions Inc.	Filed as an Exhibit to the Registrant's Registration Statement on Form 10-SB, filed on July 27, 2006 and incorporated herein by reference.
10.2	Amendment to Agreement and Plan of Merger among Neah Power Systems, Inc., Growth Mergers, Inc. and Growth Acquisitions Inc.	Filed as an Exhibit to the Registrant's Registration Statement on Form 10-SB, filed on July 27, 2006 and incorporated herein by reference.
10.3	Employment Agreement Neah Power Systems, Inc. and Dr. Gerard C (Chris) D'Couto	Filed as an Exhibit to the Registrant's Current Report on Form 8-K, filed on September 5, 2007 and incorporated herein by reference.
10.4	Employment Agreement of Paul Abramowitz dated August 8, 2007	Filed as an Exhibit to the Registrant's Current Report on Form 8-K, filed on August 14, 2007, and incorporated herein by reference thereto.
10.5	Form Director and Officer Indemnification Agreement	Filed as an Exhibit to the Registrant's Current Report on Form 8-K filed on December 3, 2010 and incorporated herein by reference.
10.6	Long Term Incentive Compensation Plan	Filed as an Exhibit to the Registrant's Registration Statement on Form 10-SB, filed on July 27, 2006 and incorporated herein by reference.
10.7	Form of Stock Option Agreement under Long Term Incentive Compensation Plan	Filed as an Exhibit to the Registrant's Registration Statement on Form 10-SB, filed on July 27, 2006 and incorporated herein by reference.
10.8	Employee Stock Purchase Plan	Filed as an Exhibit to the Registrant's Proxy Statement on Schedule 14A, filed on July 29, 2008 and incorporated herein by reference.
10.9	Director, Officer and Employee Sales Incentive Plan	Filed as an Exhibit to the Registrant's Current Report on Form 8-K, filed on September 2, 2011 and incorporated herein by reference.
10.1	Form of Stock Option Agreement under the Neah Power Systems, Inc. Director, Officer and Employee Sales Incentive Plan	Filed as an Exhibit to the Registrant's Current Report on Form 8-K, filed on November 14, 2011 and incorporated herein by reference.
10.11	Schedule Cash Compensation Plan for the Directors of the Board	Filed as an Exhibit to the Registrant's Current Report on Form 8-K, filed on September 2, 2011 and incorporated herein by reference.
10.12	Form of Employee Compensation Waiver Agreement	Filed as an Exhibit to the Registrant's Current Report on Form 8-K, filed on November 14, 2011 and incorporated herein by reference.
10.13	Form of Director Fee Waiver Agreement	Filed as an Exhibit to the Registrant's Current Report on Form 8-K, filed on November 14, 2011 and incorporated herein by reference.
10.14	Development Agreement by and between Neah Power Washington and Thales Communications, Inc. dated December 19, 2003	Filed as an Exhibit to the Registrant's Registration Statement on Form 10-SB, filed on July 27, 2006 and incorporated herein by reference.
10.15	Amendment No. 1 to Development Agreement by and between Neah Power Washington and Thales Communications, Inc. dated July 28, 2004	Filed as an Exhibit to the Registrant's Registration Statement on Form 10-SB, filed on July 27, 2006 and incorporated herein by reference.
10.16	Lease Agreement, dated as of March 5, 2001, by and between Teachers Insurance & Annuity Association of America and Neah Power Washington	Filed as an Exhibit to the Registrant's Registration Statement on Form 10-SB/A, filed on September 12, 2006 and incorporated herein by reference.
10.17	First Amendment to Lease Agreement, dated as of June 6, 2003, by and between Teachers Insurance & Annuity Association of America and Neah Power Washington	Filed as an Exhibit to the Registrant's Registration Statement on Form 10-SB/A, filed on September 12, 2006 and incorporated herein by reference.
10.18	Second Amendment to Lease Agreement, dated as of July 7, 2006, by and between Teachers Insurance & Annuity Association of America and Neah Power Washington	Filed as an Exhibit to the Registrant's Registration Statement on Form 10-SB/A, filed on September 12, 2006 and incorporated herein by reference.
10.19	Fourth Lease Amendment Agreement, dated effective November 1, 2011, by and between Teachers Insurance & Annuity Association of America and Neah Power Systems, Inc.	Filed as an Exhibit to the Registrant's Current Report on Form 8-K, filed on November 18, 2011 and incorporated herein by reference.
10.20	12% Secured Promissory Note to CAMHZN Master LDC due June 28, 2008	Filed as an Exhibit to the Registrant's Current Report on Form 8-K, filed on November 30, 2007 and incorporated herein by reference.
10.21	Purchase Agreement dated as of November 28, 2007, between Neah Power Systems, Inc. and CAMHZN Master LDC	Filed as an Exhibit to the Registrant's Current Report on Form 8-K, filed on November 30, 2007 and incorporated herein by reference.
10.22	Security Interest and Pledge Agreement dated as of November 28, 2007, between Neah Power Systems, Inc. and CAMHZN Master LDC	Filed as an Exhibit to the Registrant's Current Report on Form 8-K, filed on November 30, 2007 and incorporated herein by reference.
10.23	Repayment Issuance Letter dated November 28, 2007, to CAMHZN Master LDC	Filed as an Exhibit to the Registrant's Current Report on Form 8-K, filed on November 30, 2007 and incorporated herein by reference.
10.24	Securities Purchase Agreement dated February 12, 2009 among Neah Power Systems, Inc., Agile Opportunity Fund, LLC and Capitoline Advisors Inc.	Filed as an Exhibit to the Registrant's Annual Report on Form 10-KSB, filed on February 13, 2009 and incorporated herein by reference.
10.25	Form of Initial Original Issue Discount Term Promissory Note issued by Neah Power Systems, Inc.	Filed as an Exhibit to the Registrant's Annual Report on Form 10-KSB, filed on February 13, 2009 and incorporated herein by reference.
10.26	Security Agreement dated February 12, 2009 among Neah Power Systems, Inc., Agile Opportunity Fund, LLC and Capitoline Advisors Inc.	Filed as an Exhibit to the Registrant's Annual Report on Form 10-KSB, filed on February 13, 2009 and incorporated herein by reference.
10.27	Form of Patent Security Agreement dated February 12, 2009 among Neah Power Systems, Inc., Agile Opportunity Fund, LLC and Capitoline Advisors Inc.	Filed as an Exhibit to the Registrant's Annual Report on Form 10-KSB, filed on February 13, 2009 and incorporated herein by reference.
10.28	Advisory Services Agreement dated October 1, 2009 among Neah Power Systems, Inc. and Summit Trading Limited	Filed as an Exhibit to the Registrant's Current Report on Form 8-K filed on October 22, 2009 and incorporated herein by reference.
10.29	Stock Purchase Agreement dated January 18, 2010 among Neah Power Systems, Inc. and First Equity Trust, Inc.	Filed as an Exhibit to the Registrant's Current Report on Form 8-K filed on January 22, 2010 and incorporated herein by reference.
10.30	Stock Purchase Agreement dated January 18, 2010 among Neah Power Systems, Inc. and Amber Capital Corporation	Filed as an Exhibit to the Registrant's Current Report on Form 8-K filed on January 22, 2010 and incorporated herein by reference.
10.31	Stock Purchase Agreement dated January 18, 2010 among Neah Power Systems, Inc. and Knightsbridge Law Co. Ltd.	Filed as an Exhibit to the Registrant's Current Report on Form 8-K filed on January 22, 2010 and incorporated herein by reference.
10.32	Reserve Equity Financing Agreement dated January 18, 2010 among Neah Power Systems, Inc. and AGS Capital Group, LLC	Filed as an Exhibit to the Registrant's Current Report on Form 8-K filed on January 22, 2010 and incorporated herein by reference.
10.33	Agreement dated August 3, 2010 between Neah Power Systems, Inc. and CAMHZN Master LLC	Filed as an Exhibit to the Registrant's Current Report on Form 8-K filed on August 9, 2010 and incorporated herein by reference.
10.34	Amendment No. 1 to Reserve Equity Financing Agreement, dated January 18, 2010, between Neah Power Systems, Inc. and AGS Capital Group, LLC	Filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q filed on August 23, 2010 and incorporated herein by reference.
10.35	Exchange Agreement dated June 17, 2010 between Neah Power Systems, Inc. and Daisy Rodriguez	Filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q filed on August 23, 2010 and incorporated herein by reference.
10.36	Series A Preferred Stock Purchase Agreement by and between Neah Power Systems, Inc. and Investor Relations Services, Inc.	Filed as an Exhibit to the Registrant's Current Report on Form 8-K filed on February 9, 2011 and incorporated herein by reference
10.37	Equity Purchase Agreement By and Between Neah Power Systems, Inc. and Southridge Partners II, LP effective March 31, 2011	Filed as an Exhibit to the Registrant's Current Report on Form 8-K filed on April 8, 2011 and incorporated herein by reference
10.38	Registration Rights Agreement By and Between Neah Power Systems, Inc. and Southridge Partners II, LP effective March 31, 2011	Filed as an Exhibit to the Registrant's Current Report on Form 8-K filed on May 23, 2011 and incorporated herein by reference
10.39	Series B Preferred Stock Purchase Agreement by and between Neah Power Systems, Inc. and Summit Trading Limited	Filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q filed on August 23, 2010 and incorporated herein by reference.
10.40	Securities Purchase Agreement dated November 4, 2011	Filed as an Exhibit to the Registrant's Current Report on Form 8-K, filed on November 14, 2011 and incorporated herein by reference.
10.41	Form of Securities Purchase Agreement for purchase of common stock and warrants to purchase common stock.	Filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q filed on May 2, 2012 and incorporated herein by reference.
10.42	Independent Consulting Agreement	Filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q filed on May 2, 2012 and incorporated herein by reference.
10.43	Amendment 1 to Securities Purchase Agreement dated February 2, 2012	Filed as an Exhibit to the Registrant's Current Report on Form 8-K filed on February 2, 2012 and incorporated herein by reference.
10.44	Securities Purchase Agreement dated January 9, 2012	Filed as an Exhibit to the Registrant's Current Report on Form 8-K filed on January 13, 2012 and incorporated herein by reference.
10.45	Separation Agreement and Release between Stephen M. Wilson and Neah Power Systems, Inc. dated June 30, 2012.	Filed as an Exhibit to the Registrant's Current Report on Form 8-K filed on September 5, 2012 and incorporated herein by reference.
11.1	Statement re Computation of Per Share Earnings.**
21.1	Subsidiaries of the Registrant	Filed as an Exhibit to the Registrant's Registration Statement on Form 10-SB, filed on July 27, 2006 and incorporated herein by reference.

24.1	Power of Attorney	Filed herewith.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer	Filed herewith.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer	Filed herewith.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 per Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
101.INS	XBRL Instance Document.***	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Document.***	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.***	Filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.***	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.***	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.***	Filed herewith.

*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit hereto.
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