Form 10-K/A
period 2013-09-30
NEAH POWER SYSTEMS, INC.
filed 2014-01-10
CIK 1162816

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

Documents Incorporated By Reference: None

Neah Power Systems, Inc.

ANNUAL REPORT ON FORM 10-K FOR THE PERIOD ENDED SEPTEMBER 30, 2013

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2013, as filed with the Securities and Exchange Commission on January 9, 2014 (“Original Form 10-K”), is to coordinate report dates for consistency purposes across the Original Form 10-K and its exhibits.  Except as described above, this Amendment does not modify or update the disclosures presented in, or exhibits to, the Original Form 10-K in any way.  This Amendment continues to speak as of the date of the Original Form 10-K. Other than the coordination of reporting dates as described above, this Amendment has no impact on the Company’s previously reported audited financial statements and notes thereto as of September 30, 2013. Furthermore, this Amendment does not reflect events occurring after the filing of the Original 10-K Filing.

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

January 10, 2014

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

Dated: January 10, 2014

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

Signature	Title(s)	Date

/s/ GERARD C. D'COUTO Gerard C. D'Couto	President and Chief Executive Officer (Principal Executive Officer)	January 10, 2014

/s/ DAVID SCHMIDT David Schmidt	Acting Chief Financial Officer and Director (Principal Financial Officer)	January 10, 2014

/s/ JEFFREY B. SAKAGUCHI Jeffrey B. Sakaguchi	Director	January 10, 2014

/s/ JON M. GARFIELD Jon M. Garfield	Director	January 10, 2014

/s/ WILLIAM M. SHENKIN William M. Shenkin	Director	January 10, 2014

Exhibit Index

No.	Description	Incorporation By Reference
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