Form 10-Q
period 2013-12-31
NEAH POWER SYSTEMS, INC.
filed 2014-02-14
CIK 1162816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting Company ☒

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 14, 2014
Common Stock, $0.001 par value	857,728,225

Neah Power Systems, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended December 31, 2013

2

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
3

PART 1 - FINANCIAL INFORMATION

Item 1.                   Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
December 31, 2013 and September 30, 2013

(Unaudited)

	December 31, 2013	September 30, 2013

ASSETS
Current assets
Cash and cash equivalents	$227,369	$18,346
Accounts receivable	6,300	6,300
Note receivable net of allowances for uncollectible accounts of $58,347	0	0
Prepaid expenses and other current assets	59,561	108,542
Total current assets	293,230	133,188

Property and equipment, net	139,150	9,615

Total assets	$432,380	$142,803

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$894,361	$882,674
Accrued compensation and related expenses	411,613	381,873
Other liabilities	82,744	88,354
Notes payable and accrued interest, net of discount of $11,222 and $37,908, respectively	113,091	135,844
Total current liabilities	1,501,809	1,488,745

Commitments and contingencies (see note 7)

Stockholders' deficit
Preferred stock -
$0.001 par value; 5,000,000 shares authorized	-	-
Series B convertible; 1,000,000 shares designated
322,700 and 286,700 shares issued and outstanding, respectively	323	287
Series C convertible; 1,000,000 shares designated
No shares issued and outstanding	-	-
Common stock
$0.001 par value, 1,800,000,000 shares authorized,
845,316,213 and 766,991,327 shares issued and outstanding, respectively	845,316	766,991
Additional paid-in capital	57,478,047	56,422,602
Accumulated deficit	(59,393,115)	(58,535,822)
Total stockholders' deficit	(1,069,429)	(1,345,942)
Total liabilities and stockholders' deficit	$432,380	$142,803

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended December 31, 2013 and 2012

(Unaudited)

	For the three months ended December 31,
	2013	2012
Revenues	$-	$-
Operating expenses
Research and development expense	121,162	159,095
General and administrative expense	544,767	362,124
Total operating expenses	665,929	521,219
Loss from operations	(665,929)	(521,219)
Other income (expense)
Financing costs	(142,730)	(30,500)
Interest expense	(48,634)	(30,583)
Loss on settlement of liabilities, net	-	(30,015)
Net loss	$(857,293)	$(612,317)

Net loss per share
Basic and diluted loss per common share	$(0.00)	$(0.00)
Weighted average shares used to compute net loss per share
Basic and diluted weighted average common shares outstanding	813,637,211	517,885,384

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended December 31, 2013 and 2012

(Unaudited)

	For the three months ended December 31,
	2013	2012

Cash flows from operating activities:
Net loss	$(857,293)	$(612,317)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	322	210
Amortization of debt discount	41,651	28,879
Financing costs paid in equity	37,980
Stock-based compensation expense from options, warrants, and shares issued for services	183,953	51,983
Loss on settlement of liabilities, net	-	30,015
Other	-	(1,198)
Changes in operating assets and liabilities
Accounts Receivable	-	38,500
Prepaid expenses and other current assets	48,982	59,467
Accounts payable	11,687	59,495
Accrued compensation and related expense	29,740	50,704
Accrued interest and other liabilities	(4,274)	1,372
Net cash used in operating activities	(507,252)	(292,890)
Cash flows from investing activities
Purchases of fixed assets	(9,225)	-
Net cash used in investing activities:	(9,225)	-
Cash flows from financing activities:
Proceeds from sale of common stock	700,000	-
Proceeds from notes payable, net	120,000	90,500
Proceeds from sale of preferred stock	36,000	-
Proceeds from warrant exercise	2,000
Principal payments on notes payable	(132,500)	(13,333)
Net cash provided by financing activities	725,500	77,167
Net change in cash and cash equivalents	209,023	(215,723)
Cash and cash equivalents, beginning of year	18,346	235,145
Cash and cash equivalents, end of year	$227,369	$19,422

Supplemental cash flow information
Cash paid for interest	$5,647	$-
Cash paid for income taxes	$-	$-

Non cash investing and financing activities
Shares and Warrants issued in connection with settlement of liabilities and conversion of convertible notes	$38,275	$113,146
Shares issued in connection with an Asset Purchase Agreement	$120,633
Advanced payment of shares for future settlement of liabilities	$-	$52,982
Discount (including beneficial conversion feature) on notes payable	$14,965	$65,534

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

for the three months ended December 31, 2013

(Unaudited)

	Preferred stock								Total Stockholders' Deficit
	Series B Preferred Stock		Series C Preferred Stock		Common stock		Additional paid-in capital	Accumulated Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balances at September 30, 2013	286,700	$287	-	$-	766,991,327	$766,991	$56,422,602	$(58,535,822)	$(1,345,942)
Issuance of common stock on conversion of notes payable					14,068,600	14,069	24,206		38,275
Issuance of and warrants for services					-	-	20,813		20,813
Issuance of common stock for funding and asset purchase					60,100,000	60,100	760,533		820,633
Issuance of common stock in connection with notes payable					3,956,286	3,956	34,024		37,980
Exercise of warrants					200,000	200	1,800		2,000
Stock-based compensation - options							163,140		163,140
Issuance of Series B Preferred Stock	36,000	36					35,964		36,000
Beneficial conversion feature on convertible debt issued							14,965		14,965
Net income (loss) for the three months December 31, 2013								(857,293)	(857,293)
Balances at December 31, 2013	322,700	$323	-	$-	845,316,213	$845,316	$57,478,047	$(59,393,115)	$(1,069,429)

See Notes to Condensed Consolidated Financial Statements

7

 NEAH POWER SYSTEMS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended December 31, 2013 and 2012 respectively.

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

8

Note 2.   Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements. The accompanying unaudited financial information should be read in conjunction with the audited consolidated financial statements, including the notes thereto, as of and for the fiscal year ended September 30, 2013, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 10, 2014. The information furnished in this Report reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of our consolidated financial position, results of operations and cash flows for each period presented. The results of operations for the interim period ended December 31, 2013 may not be indicative of future results.

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

Note 3. Going concern

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of our Company as a going concern. Since inception, we have reported net losses, including losses of $2,385,899 and $999,544 during the years ended September 30, 2013 and 2012, respectively. We have reported a net loss of $ 857,293 during the three months ended December 31, 2013, and we expect losses to continue in the near future as we grow our operations. At December 31, 2013, we have a working capital deficit of $1,208,579 and an accumulated deficit of $59,393,115. Net cash used by operating activities was $507,252 and $292,890 during the three months ended December 31, 2013 and 2012, respectively. We have funded our operations primarily through sales of our common and preferred stock and short-term borrowings. In this regard, during the three months ended December 31, 2013, we raised $858,000 from our financing activities.

9

Investment funds received have not been sufficient to continue to support certain operating activities, which led to postponement in the deployment of our business strategy and the scaling back of research and development activities. We continue at reduced staffing levels as we focus on raising additional capital and engaging prospective customers. Without additional funding, our cash is estimated to support our operations into February 2014. These factors, and those of the preceding paragraph, raise substantial doubt about our ability to continue as a going concern.

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

Earnings and Loss per Share

Basic and diluted net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. All common stock equivalents for 2013 and 2012 are excluded as the effect would be anti-dilutive due to our net losses. The following numbers of shares have been excluded from net loss per share computations for the three months ended December 31, 2013 and 2012:

	2013	2012
Convertible Series B Preferred Stock	46,707,701	77,623,560
Convertible debt	2,051,282	30,702,775
Common stock options	240,482,543	246,482,543
Common stock purchase warrants	375,534,897	348,476,534

Note 5.  Notes Payable

Notes payable and accrued interest consisted of the following at December 31, 2013 and September 30, 2013:

	December 31, 2013	September 30, 2013
Convertible debenture, interest rate at 6% to 8% and maturing in 2014	$20,000	$70,774
Notes Payable, interest rate at 8% and maturing in 2014	100,000	100,000
Accrued interest	4,313	2,978
Debt discount	(11,222)	(37,908)
	$113,091	$135,844

Settlement of Notes Payable

During the period ended December 31, 2013, one of our convertible note holders converted the remaining balance of $38,274 plus interest into 14,068,600 share of common stock. The Company amortized the remaining beneficial conversion feature in the amount of $23,427 to interest expense in our condensed consolidated statement of operations for the period ended December 31, 2013.

In October 2013 we received $100,000 under two security purchase agreements together with two 18% senior debentures. The debentures were to be paid back if the Company raises in excess of $265,000 in debt or equity financing with an interest of a minimum of 90 days. In December 2013 the Company paid $52,250 to each of the holders in full payment of the notes and also issued 1,978,143 shares of common stock each per the agreement. We recorded $37,980 to finance charges for this stock issuance in our condensed consolidated statement of operations for the period ended December 31, 2013.

In December 2013 we exercised the Company’s right to prepay a convertible note of $32,500. The note bore interest at a rate of 8% per annum and included a prepayment penalty of 50%.The Company recorded $16,250 in prepayment penalties to finance charges in our condensed consolidated statement of operations for the period ended December 31, 2013, and amortized the remaining beneficial conversion feature of $14,481 to interest expense in our condensed consolidated statement of operations for the period ended December 31, 2013. The note has been returned “paid-in-full”.

Issuance of Convertible Promissory Note

In October 2013, we issued a convertible promissory note to an investor in the amount of $20,000 for net proceeds of $19,000. The note is interest bearing at a rate of 6% per annum and has a maturity date of September 30, 2014. The Company recorded beneficial conversion feature in the amount of $14,965 for this note, of which $3,742 have been amortized to interest expense in our condensed consolidated statement of operations during the period ended December 31, 2013.

Note 6.  Preferred Stock and Common Stock

Preferred Stock - Our board of directors has the authority to designate and issue up to 5,000,000 shares of $0.001 par value preferred stock in one or more series, and to fix and determine the relative economic rights and preferences of preferred shares any or all of which may be greater than the rights of our common stock, as well as the authority to issue such shares without further stockholder approval. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders preferred rights to our assets upon liquidation, the right to receive dividends before dividends are declared to holders of our common stock, and the right to the redemption of such preferred shares, together with a premium, prior to the redemption of the common stock. In addition, shares of preferred stock could be issued with terms calculated to delay or prevent a change in control or make removal of management more difficult. As of December 31, 2013, we had two classes of preferred stock designated, of which 1,000,000 shares as Series B preferred stock, and 1,000,000 shares as Series C preferred stock, leaving 3,000,000 shares of undesignated preferred stock.

Series B Preferred Stock -  As of December 31, 2013 and September 30, 2013, we have 322,700 and 286,700 shares of Series B preferred stock respectively issued and outstanding. In July 2011, we filed a Certificate of Designation with the Nevada Secretary of State, to set forth the rights, preferences and privileges of the Series B preferred stock (“Series B”).  Holders of Series B have no redemption rights and each share of Series B is entitled to interest at a simple interest rate of 6% per annum. Series B is convertible, at the discretion of our management, into shares of our common stock, except that the holders of the Series B may elect to convert the Series B into common stock upon or after the resignation or termination of our Chief Executive Officer. The number of shares of common stock issuable upon conversion is calculated by (i) multiplying the number of Series B being converted by the per share purchase price received by the Company for such Series B, and then, multiplying such number by 130% and then dividing this calculated value by the average closing bid price, as defined, or by (ii) first, allocating the Series B proportionately according to the amounts by date of individual cash tranches received by the Company then, second, multiplying the number of Series B being converted, identified by tranche, by the per share purchase price received by the Company for such Series B, and then, multiplying such number or numbers by 130% and, finally,dividing the calculated value(s) by the average closing bid price, as defined. The holders of the Series B are entitled to vote with the holders of our common stock with the number of votes equal to the number of common shares available by conversion to the holders of the Series B. We have the right to redeem the Series B in cash at the face amount plus any accrued, but unpaid dividends.

Series C Preferred Stock – As of December 31, 2013, we have no shares of Series C preferred stock issued and outstanding.

Common Stock issued for cash and assets – In November 2013, the Company entered into agreements with Clean Tech Investors, LLC (“Clean Tech”), to issue 60,100,000 shares of restricted common stock of the Company to Clean Tech for $700,000 of cash and equipment and other fixed assets with an estimated fair value of $120,633.  In connection with the agreements with Clean Tech, our board of directors appointed William M. Shenkin, a managing member of Clean Tech, to serve on the Company’s board.  The fair value of the common stock issued as of the date of the agreements was approximately $313,000 which was less than the value of cash and fixed assets received of $821,000.  The additional $508,000 is considered a capital contribution by Clean Tech in relation to the significant ownership interest and board seat.

In January 2014, the Company sold some of the assets purchased from Clean Tech in November 2013 for  approximately $50,000. The remaining assets are divided between a Canadian site and the Neah site in Bothell.

Long-term incentive compensation plan- Our Long Term Incentive Compensation Plan (the “Plan") was adopted in 2006, amended in 2009 and 2013. The Plan is administered by our board of directors. Our Board amended the Plan increasing the aggregate number of shares available for issuance to 25,000,000 in 2009, and to 325,000,000 in 2013. The Plan contains provisions for the granting of incentive stock options (“ISO(s)”) and, therefore, must be approved by shareholders within 24 months of adoption or the ISO provisions will terminate and all stock options granted or to be granted under the Plan will be non-qualified. We have granted stock options under the Plan to employees, members of our board of directors, advisors and consultants. No options have been exercised. Options are exercisable for ten years from date of grant.

The following table summarizes stock option activity for the three months ended December 31, 2013:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at September 30, 2013	240,482,543	$0.006
Granted	-	-
Exercised	-	-
Cancelled	-	-
Forfeited	-	-
Outstanding at December 31, 2013	240,482,543	$0.006
Exercisable at December 31, 2013	76,082,543	0.011

As of December 31, 2013, the aggregate intrinsic value of options outstanding and options vested, representing the excess of the closing market price of our common stock over the exercise price, is $2,565,917 and $730,718 respectively. As of December 31, 2013, we had $570,947 of total unrecognized compensation cost related to unvested options. Unrecognized compensation cost is to be recognized over 13-1/2 months.

Warrants – At December 31, 2013, there were warrants outstanding for the purchase of 375,534,897 shares of our common stock at a weighted average exercise price of $0.014 per share.During the three months ended December 31, 2013, we issued warrants to purchase a total of 4,166,667, shares of common stock at a weighted average exercise price of $0.006 per share, and one of our warrant holders exercised their warrant into 200,000 shares of common stock for the price of $2,000. The fair value of the warrants issued was calculated using the Black-Scholes-Merton model. Warrants outstanding at December 31, 2013 expire at various dates from August 2014 to December 2018. A summary of warrant activity during the three months ended December 31, 2013 follows:

Warrants Outstanding
Outstanding at September 30, 2013	371,568,230
Granted	4,166,667
Exercised	(200,000)
Cancelled	-
Expired	-
Outstanding at December 31, 2013	375,534,897

Note 7. Commitments and Contingencies

Lease - Our corporate offices and laboratory facilities are leased under a lease agreement amended in November 2011.  Under the terms of the lease amendment, the term of the lease continued through October 31, 2013 at a monthly rent of $9,500, plus expenses. Our lease agreement provides for a month-to-month holdover status at the monthly rate of $9,500 plus operating expenses commencing November 1, 2013. The holdover status can be terminated by giving a two month notice to terminate.

2011 Contested Loan Write-Offs - As described in the notes to our consolidated financial statements for the year ended September 30, 2013 in our annual report on Form 10-K, during fiscal 2011 we wrote off certain contested notes payable to CAMHZN Master LDC, Agile Opportunity Fund (“Agile”), and Capitoline Advisors, Inc. (“Capitoline”) in an aggregate amount of approximately $1.6 million. In addition, during fiscal 2011, we rescinded 2,422,979 shares of our common stock previously issuable to Agile and Capitoline.  We wrote off the balance of these notes and shares after concluding that the total amount of our equity payments made on each of these notes represented payments in excess of the loan principal plus the maximum interest allowed under the applicable laws of the state of New York, the state by which the notes were governed.  These lenders dispute our conclusions and continue to allege that we are in default of our obligations. Although we believe that we have paid our obligations on the notes to the maximum amount permitted or required under applicable law, it is reasonably possible that one or more of these lenders may bring legal action against us and there are no assurances whether we would prevail in any such action.

Disputes With Various Vendors and Lenders - Certain of our vendors and lenders have brought suits and/or obtained judgments in their favor regarding past due balances owed them by us. We have recorded these past due balances in liabilities in our condensed consolidated balance sheets at December 31, 2013, and September 30, 2013. In December 2013, one of our vendors brought suit against us. No judgment has been obtained. We have recorded the amount we believe we owe in this dispute in our accounts payable as of December 31, 2013.

Note 8. Related Party Transactions

For purposes of these condensed consolidated financial statements, Green World Trust, Bard Associates, Inc., and Clean Tech Investors, LLC (after their acquisition of shares discussed in note 6) are considered related parties due to their beneficial ownership (shareholdings or voting rights) in excess of 5% during the three months ended December 31, 2013. All material transactions with these investors for the three months ended December 31, 2013 and 2012, not listed elsewhere, are listed below.

During the three months ended December 31, 2013 and 2012, we recorded consulting expense for Advanced Materials Advisory, LLC in the amount of $46,875 and $7,500 respectively for services by David Schmidt as Acting Principal Financial Officer. We also recorded $15,000 for the three months ended December 31, 2012, for Advanced Materials Advisory under a consulting agreement that ended in December 2012.  Advanced Materials Advisory is owned by David Schmidt, who is also a Member of Neah’s Board of Directors.

Note 9. Subsequent Events

On January 24, 2014, the Company opted to convert 86,800 Series B Preferred Stock, together with dividends, for two of the holders per the Series B Certificate of Designation to 12,524,602 shares of common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview and Background

The following management’s discussion and analysis is intended to provide information necessary to understand our condensed consolidated financial statements and highlight certain other financial information, which in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition, and results of operations. In particular, the discussion is intended to provide an analysis of significant trends and material changes in our financial condition and operating results during the three months ended December 31, 2013, compared to the three months ended December 31, 2012. Operating results for the three months ended December 31, 2013 are not necessarily indicative of the results that may be expected for any future period. Investors should read the following discussion and analysis in conjunction with our audited financial statements and related notes for the year ended September 30, 2013.

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

We are developing two classes of fuel cells, one referred to as the PowerChip™ and the other as the BuzzBar™ suite of products. The PowerChip™ is a silicon based fuel cell that uses traditional computer chip manufacturing to build the fuel cell. The BuzzBar™ product was developed during the last two years using some processing steps of the PowerChip™ technology and using polymeric materials for a lower cost, consumer oriented product. The PowerChip™ is targeted for applications (anaerobic) where the quality of the surrounding air is unpredictable or not available like diesel-fumes contaminated environments or underwater applications. The BuzzBar™ product uses air from the surrounding environment and is targeted for consumer-oriented and less aggressive applications for lower power ranges. Our technology and its application have been validated both by our own research and customer results.We believe our fuel cells will outperform lithium ion batteries and other similar power sources, with longer run time, shorter recharge time, ease of portability, and other measures of performance.We anticipate that our fuel cell solution will be particularly beneficial in applications requiring the use of more than one battery because the user will only need to use a single fuel cell with a supply of smaller fuel cartridges, resulting in reduced overall size and weight.

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

We also intend to design and distribute the fuel cartridges that these fuel cells require for refueling.We anticipate that we will generate future revenues from the sale and licensing of both fuel cartridges and the completed fuel cells. Our business plan contemplates that we will subcontract to third parties substantially all of the production and assembly of the fuel cells and fuel cartridges.

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

The deployment of our business strategy has been delayed during 2013 and 2014 by the availability of capital and our inability to raise sufficient capital to fund ongoing operations, sales and marketing and production. Assuming we are able to continue to obtain sufficient financing, we intend to focus on production and delivery of products to customers and sales efforts. We intend to continue to develop business relationships and demonstrate our technology to potential leading edge adopters.

Liquidity, Going Concern and Capital Resources

Our Condensed Consolidated Financial Statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The report of our auditors on our Consolidated Financial Statements for our fiscal year ended September 30, 2013 indicates that there is substantial doubt about our ability to continue as a going concern based upon our balance sheet, cash flows and liquidity position. We cannot provide assurance that we will obtain sufficient funds from financing or operating activities to support continued operations or business deployment. Our financial statements for the three months ended December 31, 2013 and 2012 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classifications of liabilities that may result from the outcome of this uncertainty.

Since our inception, we have reported net losses, including losses of $2,385,899 and $999,544 during the years ended September 30, 2013 and 2012, respectively. We have reported a net loss of $857,293 during the three months ended December 31, 2013, and we expect losses to continue in the near future as we grow our operations. At December 31, 2013, we have a working capital deficit of $1,208,579 and an accumulated deficit of $59,393,115.

During the past several years, we have funded our operations through sales of our common and preferred stock, short-term borrowings, and settlement of accounts payable by issuance of common stock. During the three months ended December 31, 2013, we have funded our operations through sales of our common and preferred stock and short-term borrowings. In this regard, during the three months ended December 31, 2013, we raised $858,000 from our financing activities.

We require additional financing to execute our business strategy and to satisfy our near-term working capital requirements. Our operating expenses will use a significant amount of our cash resources.  As of December 31, 2013, we had $895,000 in accounts payable. Our management seeks to raise additional financing to fund future operations and to provide additional working capital to fund our business. Without additional funding, our cash is estimated to support our operations through February 2014. We cannot provide assurance that we will obtain sufficient funds from financing or operating activities to support continued operations or business deployment Without the needed funding or adequate cash flow from operations, we may be forced to curtail our development or cease our operations altogether, which may include seeking protection under the bankruptcy laws.

Recent Financing Activities

                In October 2013, we issued a convertible promissory note to an investor in the amount of $20,000 for net proceeds of $19,000. The note is interest bearing at a rate of 6% per annum and has a maturity date of September 30, 2014.. After six months from the date of issue, the promissory note may be converted into shares of common stock at a rate of 65% of the lowest of the closing bid prices during the five trading days prior to notice to convert

In October 2013 we received $100,000 under two security purchase agreements together with two 18% senior debentures. The debentures were to be paid back if the Company raises in excess of $265,000 in debt or equity financing with an interest of a minimum of 90 days. In December 2013 the Company paid $52,250 to each of the holders together with 1,978,143 shares of common stock per the agreement.

In November 2013 the Company sold 36,901,400 restricted common shares to Clean Tech Investors, LLC., for the purchase price of $700,000 pursuant to the terms of a Securities Purchase Agreement.

Results of Operations

For the three months ended December 31, 2013, compared to the three months ended December 31, 2012

We recorded no revenues for the periods ended December 31, 2013 and 2012 respectively.

Research and development expenses (“R&D”) consist primarily of salaries and other personnel-related expenses, facilities costs, and other laboratory and research related expenses. Total R&D costs for the three months ended December 31, 2013 decreased $38,000 to $121,000 from $159,000 in the prior year period. The decrease was primarily due to decreases in salaries of $13,000, and project expenses of $32,000.

General and administrative expenses (“G&A”) consist primarily of salaries and related expenses for our management, finance and related personnel, as well as costs for marketing and sales expenses, professional fees, such as accounting and legal, corporate insurance and facilities costs, and non-employee members of our board of directors. G&A expenses increased $183,000 to $545,000 from $362,000 for the three months ended December 31, 2013 compared to the same period in 2012. The increase in G&A expense in the three months ended December 31, 2013 was primarily due to the following:

•         an increase in board compensation of $3,000 to $18,000 in the three months ended December 31, 2013 compared with $15,000 in the same period in 2012.

•         an increase of $163,000 in stock option compensation to $163,000 in the three months ended December 31, 2013 from zero for the three months ended December 31, 2012.

•         an increase of $94,000 in marketing expenses for the three months ended December 31, 2013 to $105,000 from $11,000 recorded for the same period in 2012.

•         a decrease in salaries expense of $4,000 from $91,000 (including taxes and benefits) to $87,000 for the three months ended December 31, 2013 compared to the same period in 2012.

•         an decrease in professional services of $67,000 to $157,000 for the three months ended December 31, 2013 compared with $224,000 recorded for the same period in 2012.

•         a decrease in other expenses of $7,000 to $15,000 for the three months ended December 31, 2013 compared with $22,000 for the same period in 2012.

During the three months ended December 31, 2013, we recorded net loss on the settlement of liabilities of nil compared with a net loss of $30,000 in the same period in 2012.

Interest expense increased by $18,000 to $49,000 for the three months ended December 31, 2013 compared to $31,000 in the same period in 2012. The increase in the first quarter 2013 ended December 31, 2013 compared with the same period in 2012 was primarily due to overall higher debt discount costs amortized to interest expense in 2013.

Financing costs increased $112,000 to $143,000 for the three months ended December 31, 2013 from $31,000 in the same periods in fiscal 2012 due to costs of financing efforts in 2013.

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

Critical Accounting Policies and Estimates

We prepare our Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. Our critical accounting policies include revenue recognition, accounting for research and development costs, accounting for contingencies, accounting for income taxes, and accounting for share-based compensation. For a more detailed discussion on our accounting policies, see Note 2 to our Consolidated Financial Statements included in our September 30, 2013, form 10-K.

Off-Balance Sheet Arrangements

As of December 31, 2013 we did not have any off-balance sheet arrangements.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013. Based upon that evaluation, our Chief Executive Officer and Acting Principal Financial Officer concluded that our disclosure controls and procedures were not effective for gathering, analyzing and disclosing the information that we are required to disclose in reports filed under the Securities Exchange Act of 1934, as amended.  In performing the assessment for the quarter ended December 31, 2013, our management concluded that our disclosure controls and procedures were not effective to accomplish the foregoing, due to the material weakness in internal control over financial reporting that was first identified in 2008 and was most recently described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2013.
18

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
19

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

As of December 31, 2013 we remained a party to certain judgments and legal actions related to failure to pay outstanding invoices on Accounts Payable, which is included in our financial statements as Accounts Payable and Notes Payable. We continue to work with these vendors to negotiate and settle these debts, based on available cash resources.

Item 1A.                Risk Factors.

Investors should carefully consider the risk factors set forth in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2013 which could materially affect our business, financial position and results of operations.

Item 2.                   Unregistered Sales of Equity Securities and Use of Proceeds.

The information below lists all of the securities we sold during the three months ended December 31, 2013, other than those sales previously reported in a Current Report on Form 8-K or a Quarterly Report on Form 10-Q, which were not registered under the Securities Act, including all sales of reacquired securities, as well as new issues, securities issued in exchange for property, services, or other securities, and new securities resulting from the modification of outstanding securities. No underwriting discounts or commissions were incurred in connection with any of the following transactions except as noted below. Each of the transactions was conducted as a private placement, without the use of any general solicitation, and was exempt from registration under Section 4(a)(2) of the Securities Act.

•         During the quarter ended December 31, 2013, we issued 14,068,600 shares of our common stock, valued at approximately $38,000 in 14 separate partial conversions of an outstanding convertible note payable to GEL Properties, LLC.

•         In October 2013, the Company issued 3-year warrants to purchase 4,166,667 shares of common stock at an exercise price of $0.006 per share valued at approximately $21,000.

•         In October 2013 we received $100,000 under two security purchase agreements together with two 18% senior debentures. The debentures were to be paid back if the Company raises in excess of $265,000 in debt or equity financing with an interest of a minimum of 90 days. In December 2013 the Company paid $52,250 to each of the holders together with 1,978,143 shares of common stock each per the agreement valued at approximately $38,000. In connection with this transaction, we paid Clark Dodge & Company as placement agents a fee of $10,000.

20

Item 3.                   Defaults Upon Senior Securities.

As described in the notes to our consolidated financial statements for the year ended September 30, 2013 in our annual report on Form 10-K, during fiscal 2011 we wrote off certain contested notes payable to CAMHZN Master LDC, Agile Opportunity Fund (“Agile”), and Capitoline Advisors, Inc. (“Capitoline”) in an aggregate amount of approximately $1.6 million and we rescinded 2,422,979 shares of our common stock previously issuable to Agile and Capitoline.  We wrote off the balance of these notes and shares after concluding that the total amount of our equity payments made on each of these notes represented payments in excess of the loan principal plus the maximum interest allowed under the applicable laws of the state of New York, the state by which the notes were governed.

We have previously received notices of default from these lenders during 2010, 2011, 2012 and most recently in February 2014. These lenders dispute our conclusions and continue to allege that we are in default of our obligations.  Although we believe that we have paid our obligations on the notes to the maximum amount permitted or required under applicable law, it is possible that one or more of these lenders may bring legal action against us, in which case we would defend such claims vigorously and institute counterclaims against such parties to the fullest extent of the law. As is the case in any such litigated actions, we cannot provide any assurances as to whether we would prevail in our defense or with our counterclaims.

We have previously disclosed in our quarterly report on Form 10-Q for the quarter ended December 31, 2011 and in our annual report on Form 10-K for the year ended September 30, 2011, the material terms of the respective loan agreements, the notes and our payments and stock issuances on the notes.

Item 4.                   Mine Safety Disclosures.

                Not Applicable

Item 5.                   Other Information.

None

Item 6.                   Exhibits.

See the Exhibit Index immediately following the signature page of this report.
21

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEAH POWER SYSTEMS, INC.

Dated: February 14, 2014	By:	/s/ GERARD C. D’COUTO
Gerard C. D’Couto
President and Chief Executive Officer
(Principal Executive Officer)

Dated: February 14, 2014	By:	/s/ DAVID SCHMIDT
David Schmidt
Acting Principal Finance & Accounting Officer
(Acting Principal Accounting Officer)

22

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