Form 10-Q
period 2014-03-31
NEAH POWER SYSTEMS, INC.
filed 2014-05-15
CIK 1162816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting Company ☒

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 15, 2014
Common Stock, $0.001 par value	928,089,445

1

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

PART 1 - FINANCIAL INFORMATION

Item 1.                   Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2014 and September 30, 2013

(Unaudited)

ASSETS
	March 31, 2014	September 30, 2013

Current assets
Cash and cash equivalents	$525,060	$18,346
Accounts receivable	6,300	6,300
Note receivable net of allowances for uncollectible accounts of $58,347	-	-
Prepaid expenses and other current assets	113,601	108,542
Total current assets	644,961	133,188

Property and equipment, net	54,819	9,615
Total assets	$699,780	$142,803

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$854,103	$882,674
Accrued compensation and related expenses	428,238	381,873
Other liabilities	85,484	88,354
Notes payable and accrued interest, net of discount of $7,481 and $37,908, respectively	13,117	135,844
Total current liabilities	1,380,942	1,488,745

Commitments and contingencies (see note 7)

Stockholders' deficit
Preferred stock -
$0.001 par value; 5,000,000 shares authorized
Series B convertible; 2,000,000 shares designated 748,389 and 286,700 shares issued and outstanding, respectively	748	287
Common stock -
$0.001 par value, 1,800,000,000 shares authorized, 924,221,108 and 766,991,327 shares issued and outstanding, respectively	924,221	766,991
Additional paid-in capital	58,810,207	56,422,602
Accumulated deficit	(60,416,338)	(58,535,822)
Total stockholders' deficit	(681,162)	(1,345,942)

Total liabilities and stockholders' deficit	$699,780	$142,803

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and six months ended March 31, 2014 and 2013

(Unaudited)

	For the three months ended March 31,		For the six months ended March 31,
	2014	2013	2014	2013
Revenues	$-	$45,292	$-	$45,292
Operating expenses
Research and development expense	160,729	101,517	281,891	260,612
General and administrative expense	432,968	414,583	977,735	776,707
Total operating expenses	593,697	516,100	1,259,626	1,037,319

Loss from operations	(593,697)	(470,808)	(1,259,626)	(992,027)
Other income (expense)
Financing costs	(19,500)	(3,900)	(162,230)	(34,400)
Interest expense	(5,768)	(37,246)	(54,402)	(67,829)
Loss on settlement of liabilities, net	(404,258)	(27,957)	(404,258)	(57,971)
Net loss	$(1,023,223)	$(539,911)	$(1,880,516)	$(1,152,227)

Net loss per share
Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares used to compute net loss per share
Basic and diluted weighted average common shares outstanding	867,215,761	547,506,255	842,557,451	532,533,067

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended March 31, 2014 and 2013

(Unaudited)

	For the six months ended March 31,
	2014	2013

Cash flows from operating activities:
Net loss	$(1,880,516)	$(1,152,227)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	869	421
Amortization of debt discount	45,392	64,865
Financing costs paid in equity	47,980
Stock-based compensation expense from options, warrants, and shares issued for services	333,055	63,271
Loss on settlement of liabilities, net	404,258	57,971
Other	20,946	(2,369)
Changes in operating assets and liabilities
Accounts Receivable	-	28,150
Prepaid expenses and other current assets	(5,059)	165,831
Accounts payable	1,429	203,528
Accrued compensation and related expense	46,365	100,341
Accrued interest and other liabilities	492	93,292
Net cash used in operating activities	(984,789)	(376,926)
Cash flows from investing activities
Proceeds from sale of fixed assets	62,839	-
Purchases of fixed assets	(9,225)	-
Net cash provided by (used in) investing activities:	53,614	-
Cash flows from financing activities:		-
Proceeds from sale of common stock	700,000	150,000
Proceeds from notes payable, net	120,000	128,000
Proceeds from sale of preferred stock	748,389	-
Proceeds from warrant exercise	2,000	-
Principal payments on notes payable	(132,500)	(13,333)
Net cash provided by financing activities	1,437,889	264,667
Net change in cash and cash equivalents	506,714	(112,259)
Cash and cash equivalents, beginning of year	18,346	235,145
Cash and cash equivalents, end of year	$525,060	$122,886

Supplemental cash flow information
Cash paid for interest	$5,647	$-
Cash paid for income taxes	$-	$-

Noncash investing and financing activities
Shares and Warrants issued in connection with settlement of liabilities and conversion of convertible notes	$578,275	$216,456
Shares issued in connection with an Asset Purchase Agreement	$120,633
Accounts payable exchanged into notes payable	$-	$15,000
Discount (including beneficial conversion feature) on notes payable	$14,965	$109,881

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

for the six months ended March 31, 2014

(Unaudited)

	Preferred stock						Total Stockholders' Deficit
	Series B Preferred Stock		Common stock		Additional paid-in capital	Accumulated Deficit
	Shares	Amount	Shares	Amount
Balances at September 30, 2013	286,700	$287	766,991,327	$766,991	$56,422,602	$(58,535,822)	$(1,345,942)
Issuance of common stock in settlement of liabilities			18,545,595	18,546	521,454		540,000
Issuance of common stock on conversion of notes payable			31,068,600	14,069	24,206		38,275
Issuance of common stock and warrants for services			2,256,679	2,257	65,056		67,313
Issuance of common stock for funding and asset purchase			60,100,000	60,100	760,533		820,633
Issuance of common stock in connection with notes payable			5,494,748	5,494	42,486		47,980
Exercise of warrants			498,006	498	1,502		2,000
Stock-based compensation - options					265,742		265,742
Issuance of Series B Preferred Stock	748,389	748			747,641		748,389
Conversion of Series B Preferred Stock to common stock	(286,700)	(287)	56,266,153	56,266	(55,979)		-
Beneficial conversion feature on convertible debt issued					14,965		14,965
Net loss for the six months ended March 31, 2014						(1,880,516)	(1,880,516)
Balances at March 31, 2014	748,389	$748	941,221,108	$924,221	$58,810,207	$(60,416,338)	$(681,162)

See Notes to Condensed Consolidated Financial Statements

 NEAH POWER SYSTEMS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended March 31, 2014 and 2013 respectively.

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

Note 2.   Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements. The accompanying unaudited financial information should be read in conjunction with the audited consolidated financial statements, including the notes thereto, as of and for the fiscal year ended September 30, 2013, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 10, 2014. The information furnished in this Report reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of our consolidated financial position, results of operations and cash flows for each period presented. The results of operations for the interim period ended March 31, 2014 may not be indicative of future results.

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

Note 3. Going concern

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of our Company as a going concern. Since inception, we have reported net losses, including losses of $2,385,899 and $999,544 during the years ended September 30, 2013 and 2012, respectively. We have reported a net loss of $ 1,880,516 during the six months ended March 31, 2014, and we expect losses to continue in the near future as we grow our operations. At March 31, 2014, we have a working capital deficit of $735,981 and an accumulated deficit of $60,416,338. Net cash used by operating activities was $984,789 and $376,926 during the six months ended March 31, 2014 and 2013, respectively. We have funded our operations primarily through sales of our common and preferred stock and short-term borrowings. In this regard, during the six months ended March 31, 2014, we raised $1,570,389 from our financing activities.

Note 4. Net Income and Loss per Share

Earnings and Loss per Share

Basic and diluted net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. All common stock equivalents for 2014 and 2013 are excluded as the effect would be anti-dilutive due to our net losses. The following numbers of shares have been excluded from net loss per share computations for the three and six months ended March 31, 2014 and 2013:

	2014	2013
Convertible Series B Preferred Stock	43,402,232	69,928,988
Convertible debt	1,053,741	28,716,750
Common stock options	247,982,543	240,482,543
Common stock purchase warrants	358,454,896	352,645,971

Note 5.  Notes Payable

Notes payable and accrued interest consisted of the following at March 31, 2014 and September 30, 2013:

	March 31, 2014	September 30, 2013
Convertible debenture, interest rate at 6% and maturing in 2014	$20,000	$70,774
Note Payable, interest rate at 8% and maturing in 2014	0	100,000
Accrued interest	598	2,978
Debt discount	(7,481)	(37,908)
	$13,117	$135,844

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

In October 2013 we received $100,000 under two security purchase agreements together with two 18% senior debentures. The debentures were to be paid back if the Company raises in excess of $265,000 in debt or equity financing. The debentures carried a minimum interest amount equal to $2,250 each. In December 2013 the Company paid $52,250 to each of the holders in full payment of the notes and also issued 1,978,143 shares of common stock each per the agreement. We recorded $37,980 to finance charges for this stock issuance in our condensed consolidated statement of operations for the period ended December 31, 2013.

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

In March 2014 the Company and one of its note holders agreed to convert a $100,000 note plus interest of $5,742 dated July 1, 2013, into 17,000,000 shares of common shares with a fair value of $510,000. We recorded $404,258 to loss on debt conversion in our condensed consolidated statement of operations for the period ended March 31, 2014 for this conversion.

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

Note 6.  Preferred Stock and Common Stock

Preferred Stock - Our board of directors has the authority to designate and issue up to 5,000,000 shares of $0.001 par value preferred stock in one or more series, and to fix and determine the relative economic rights and preferences of preferred shares any or all of which may be greater than the rights of our common stock, as well as the authority to issue such shares without further stockholder approval. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders preferred rights to our assets upon liquidation, the right to receive dividends before dividends are declared to holders of our common stock, and the right to the redemption of such preferred shares, together with a premium, prior to the redemption of the common stock. In addition, shares of preferred stock could be issued with terms calculated to delay or prevent a change in control or make removal of management more difficult. As of March 31, 2014, we had one class of preferred stock designated; 2,000,000 shares as Series B preferred stock, leaving 3,000,000 shares of undesignated preferred stock.

Series B Preferred Stock -  As of March 31, 2014 and September 30, 2013, we have 748,389 and 286,700 shares of Series B preferred stock respectively issued and outstanding.  In July 2011, we filed a Certificate of Designation with the Nevada Secretary of State, to set forth the rights, preferences and privileges of the Series B preferred stock (“Series B”) and on March 6, 2014, we filed an amendment with the State of Nevada increasing the number of Series B shares designated to 2,000,000.   Holders of Series B have no redemption rights and each share of Series B is entitled to interest at a simple interest rate of 6% per annum. Series B is convertible, at the discretion of our management, into shares of our common stock, except that the holders of the Series B may elect to convert the Series B into common stock upon or after the resignation or termination of our Chief Executive Officer. The number of shares of common stock issuable upon conversion is calculated by (i) multiplying the number of Series B being converted by the per share purchase price received by the Company for such Series B , and then, multiplying such number by 130% and then dividing this calculated value by the average closing bid price, as defined, or by (ii) first, allocating the Series B proportionately according to the amounts by date of individual cash tranches received by the Company then, second, multiplying the number of Series B being converted, identified by tranche, by the per share purchase price received by the Company for such Series B, and then, multiplying such number or numbers by 130% and, finally, dividing the calculated value(s) by the average closing bid price, as defined. The holders of the Series B are entitled to vote with the holders of our common stock with the number of votes equal to the number of common shares available by conversion to the holders of the Series B. We have the right to redeem the Series B in cash at the face amount plus any accrued, but unpaid dividends.

During the period ended March 31, 2014, the Company opted to convert 142,200 shares of Series B preferred stock, together with dividends in the amount of $21,151, into 26,777,382 shares of common stock per the Series B certificate of designation for Sierra Trading Corp in three separate tranches.

During the period ended March 31, 2014, the Company opted to convert 144,500 shares of Series B preferred stock, together with dividends in the amount of $34,426, into 29,488,771 shares of common stock per the Series B certificate of designation for Summit Trading Limited in three separate tranches.

In March 2014, we issued 475,119 shares of Series B preferred stock to Sierra Trading Corp at a price per share of $1 for gross cash proceeds of $475,119 under the terms of a Security Purchase Agreement.

In March 2014, we issued 237,270 shares of Series B preferred stock to Summit Trading Limited at a price per share of $1 for gross cash proceeds of $237,270 under the terms of a Security Purchase Agreement.

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

Common Stock issued for services– In March 2014, we issued 381,679 shares of common stock to Hitman, Inc. as the final payment of a service contract dated September 16, 2013. The contract is completed and the Company has amortized in full the $51,000 of the contract to general and administrative expenses during the term of the contract.

In March 2014, we issued 1,875,000 shares of common stock in partial payment to Agoracom Investor Relations Corp for services under a contract dated February 1, 2014. The Company recorded $37,500 to general and administrative expenses for this transaction.

In March 2014, the Company issued 1,538,462 shares of common stock to Clark Dodge & Company in consideration of a finder’s fee under a Bridge Loan Engagement Letter dated October 1, 2013. We recorded $10,000 to finance costs for this transaction.

Common Stock issued in settlement of liabilities - In March 2014, the Company issued 1,545,595 shares of common stock to Global Resource Advisors, LLC, as a partial payment of outstanding invoices per contract. We recorded a reduction to Accounts Payable of $30,000 on our condensed consolidated balance sheet for this transaction.

Long-term incentive compensation plan - Our Long Term Incentive Compensation Plan (the “Plan") was adopted in 2006, amended in 2009 and 2013. The Plan is administered by our board of directors. Our Board amended the Plan increasing the aggregate number of shares available for issuance to 25,000,000 in 2009, and to 325,000,000 in 2013. The Plan contains provisions for the granting of incentive stock options (“ISO(s)”) and, therefore, must be approved by shareholders within 12 months of adoption or the ISO provisions will terminate and all stock options granted or to be granted under the Plan will be non-qualified. We have granted stock options under the Plan to employees, members of our board of directors, advisors and consultants. No options have been exercised. Options are exercisable for ten years from date of grant.

In August 2013, the Board of Directors reorganized and consolidated the Company's five outstanding employee/director compensation plans into the surviving Plan. The Board terminated the Employee Stock Purchase Plan adopted in 2008 (no awards/purchases made; 900,000 common share pool), the 2010 Retention Bonus Plan and the 2012 Retention Bonus Plan , with the proviso that the nine (9) cash award grants, representing a maximum aggregate $193,600 potentially payable under the grants issued under the retention bonus plans shall survive the plan terminations. The payment of the cash awards issued under the bonus retention plans is subject in all cases to a “best efforts” condition in favor of the Company and ,therefore, are not accrued as liabilities in our financial statements; the Board also terminated the Sales Incentive Plan and the 8 recipients of stock option grants thereunder agreed to accept new stock option grants to be issued under the surviving  Plan in exchange for their outstanding grants under the terminated Sales Incentive Plan being cancelled.  The cash compensation portion of the Sales Incentive Plan shall continue based only on the revenues that the Company achieves.  Accordingly, and by virtue of an amendment to the Plan, the Board consolidated its 25,000,000 share pool with the 300,000,000 common share pool from the terminated Sales Incentive Plan. The 8 new stock option grants, representing an aggregate 219,200,000 underlying shares, issued to the recipients in exchange for the termination of their grants in the same aggregate share amount under the terminated Sales Incentive Plan, all have vesting schedules that provide for the vesting of 25% of each grant upon receipt, followed by 25% grant vesting over the next three successive six month intervals, all with exercise prices of $.00354 per share. This plan consolidation maintained the available common share pool previously spread over all of the terminated plans and did not result in any increase in the number of common shares previously dedicated to these plan reserves.

The following table summarizes stock option activity for the six months ended March 31, 2014:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at September 30, 2013	240,482,543	$0.006
Granted	7,500,000	$0.0195
Exercised	-	-
Cancelled	-	-
Forfeited	-
Outstanding at March 31, 2014	247,982,543	$0.006
Exercisable at March 31, 2014	131,195,043	$0.008

As of March 31, 2014, the aggregate intrinsic value of options outstanding and options vested, representing the excess of the closing market price of our common stock over the exercise price, is $5,868,281 and $3,252,295 respectively. As of March 31, 2014, we had $615,145 of total unrecognized compensation cost related to unvested options. Unrecognized compensation cost is to be recognized over 11-23 months.

Warrants – At March 31, 2014, there were warrants outstanding for the purchase of 358,454,896 shares of our common stock at a weighted average exercise price of $0.015 per share. During the six months ended March 31, 2014, we issued warrants to purchase a total of 4,166,667, shares of common stock at a weighted average exercise price of $0.006 per share, and three of our warrant holders exercised their warrants covering 613,333 shares of common stock, one for the price of $2,000 and two exercised with a cashless option, thus the number of shares issued was less than the warrants covered. During the period ended March 31, 2014, one of our warrant holders cancelled 16,666,668 of their warrants. The fair value of the warrants issued was calculated using the Black-Scholes-Merton model. Warrants outstanding at March 31, 2014 expire at various dates from August 2014 to December 2018. A summary of warrant activity during the six months ended March 31, 2014 follows:

Warrants Outstanding
Outstanding at September 30, 2013	371,568,230
Granted	4,166,667
Exercised	(613,333)
Cancelled	(16,666,668)
Expired	-
Outstanding at March 31, 2014	358,454,896

In March 2014, two of our warrant holders opted to convert their warrants to purchase 413,333 shares of common stock via cashless exercise into 298,006 shares of common stock.

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

Disputes With Various Vendors and Lenders - Certain of our vendors and lenders have brought suits and/or obtained judgments in their favor regarding past due balances owed them by us. We have recorded these past due balances in liabilities in our condensed consolidated balance sheets at March 31, 2014, and September 30, 2013. In December 2013, one of our vendors brought suit against us. No judgment has been obtained. We have recorded the amount we believe we owe in this dispute in our accounts payable as of March 31, 2014.

Note 8. Related Party Transactions

For purposes of these condensed consolidated financial statements, Green World Trust, Summit Trading Limited, Bard Associates, Inc., and Clean Tech Investors, LLC, after their acquisition of shares discussed in Note 6, are considered related parties due to their beneficial ownership (shareholdings or voting rights) in excess of 5% during the six months ended March 31, 2014. All material transactions with these investors for the six months ended March 31, 2014 and 2013, not listed elsewhere, are listed below.

During the six months ended March 31, 2014 and 2013, we recorded consulting expense for Advanced Materials Advisory, LLC in the amount of $87,750 and $15,000 respectively for services by David Schmidt as Acting Principal Financial Officer. In the same period in 2013, we also recorded $15,000 for a separate consulting agreement with Advanced Materials Advisory, LLC., that ended in December, 2012. Advanced Materials Advisory is owned by David Schmidt, who is also a Member of Neah’s Board of Directors.

Note 9. Subsequent Events

In April 2014, one of our convertible promissory note holders converted a $20,000 note plus interest into 1,504,139 shares of common stock for payment in full.

In April 2014, we received $290,264 from Sierra Trading Corp and Summit Trading Ltd in advancement of two separate Series B preferred stock Security Purchase Agreements with a price of $1 per share.

In April 2014, the company entered into a consulting agreement with Complete Advisory Partner, LLC, for which the Company issued 1,250,000 shares in compensation for services as an initial payment.

In May 2014, one of our warrant holders opted to convert the warrant covering 1,114,198 shares of common stock.

In May 2014 the Company the company accepted $450,000 in cash and two secured notes of $150,000 each in exchange for an 18 month convertible promissory note with a principal balance of $832,500 bearing 5% interest with Inter-Mountain Capital.  The convertible promissory note is eligible for conversion after 6 months and is convertible at $0.05 per share; subject to adjustment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview and Background

The following management’s discussion and analysis is intended to provide information necessary to understand our condensed consolidated financial statements and highlight certain other financial information, which in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition, and results of operations. In particular, the discussion is intended to provide an analysis of significant trends and material changes in our financial condition and operating results during the six months ended March 31, 2014, compared to the six months ended March 31, 2013. Operating results for the six months ended March 31, 2014 are not necessarily indicative of the results that may be expected for any future period. Investors should read the following discussion and analysis in conjunction with our audited financial statements and related notes for the year ended September 30, 2013.

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

Liquidity, Going Concern and Capital Resources

Our Condensed Consolidated Financial Statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The report of our auditors on our Consolidated Financial Statements for our fiscal year ended September 30, 2013 indicates that there is substantial doubt about our ability to continue as a going concern based upon our balance sheet, cash flows and liquidity position. We cannot provide assurance that we will obtain sufficient funds from financing or operating activities to support continued operations or business deployment. Our financial statements for the six months ended March 31, 2014 and 2013 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classifications of liabilities that may result from the outcome of this uncertainty.

Since our inception, we have reported net losses, including losses of $2,385,899 and $999,544 during the years ended September 30, 2013 and 2012, respectively. We have reported a net loss of $1,880,516 during the six months ended March 31, 2014, and we expect losses to continue in the near future as we grow our operations. At March 31, 2014, we have a working capital deficit of $735,981 and an accumulated deficit of $60,416,338.

During the past several years, we have funded our operations through sales of our common and preferred stock, short-term borrowings, and settlement of accounts payable by issuance of common stock. During the six months ended March 31, 2014, we have funded our operations through sales of our common and preferred stock and short-term borrowings. In this regard, during the six months ended March 31, 2014, we raised $1,570,389 from our financing activities.

We require additional financing to execute our business strategy and to satisfy our near-term working capital requirements. Our operating expenses will use a significant amount of our cash resources.  As of March 31, 2014, we had $854,000 in accounts payable. Our management seeks to raise additional financing to fund future operations and to provide additional working capital to fund our business. Without additional funding, our cash is estimated to support our operations through July 2014. We cannot provide assurance that we will obtain sufficient funds from financing or operating activities to support continued operations or business deployment Without the needed funding or adequate cash flow from operations, we may be forced to curtail our development or cease our operations altogether, which may include seeking protection under the bankruptcy laws.

Recent Financing Activities

In March 2014 the Company sold 475,119 Series B preferred shares to Sierra Trading Corp, for the purchase price of $475,119 pursuant to the terms of a Securities Purchase Agreement..

In March 2014 the Company sold 237,270 Series B preferred shares to Summit Trading Ltd, for the purchase price of $237,270 pursuant to the terms of a Securities Purchase Agreement.

Results of Operations

For the three and six months ended March 31, 2014, compared to the three and six months ended March 31, 2013

We recorded no revenues for the three and six months ended March 31, 2014 and we recorded $45,292 in revenue for the three and six months ended March 31, 2013.

Research and development expenses (“R&D”) consist primarily of salaries and other personnel-related expenses, facilities costs, and other laboratory and research related expenses. Total R&D costs for the three and six months ended March 31, 2014 increased $59,000 to $161,000 from $102,000 and increased $21,000 to $282,000 from $261,000 respectively. The three month increase was primarily due to increases in salaries of $24,000, facility costs of $23,000, and project expense of $11,000 and the six month increase was primarily due to an increase in salaries of $8,000 facility cost of $35,000, and a decrease in project expenses of $20,000.

General and administrative expenses (“G&A”) consist primarily of salaries and related expenses for our management, finance and related personnel, as well as costs for marketing and sales expenses, professional fees, such as accounting and legal, corporate insurance and facilities costs, and non-employee members of our board of directors. G&A expenses increased $18,000 to $433,000 from $415,000 and increased $201,000 to $978,000 from $777,000 for the three and six months ended March 31, 2014 compared to the same periods in 2013. The increase in G&A expense in the three and six months ended March 31, 2014 was primarily due to the following:

•         an increase in board compensation of $200 and $3,000 to $18,000 and $36,000 in the three and six months ended March 31, 2014 compared with $17,800 and $33,000 in the same periods in 2013.

•         an increase of $103,000 and $266,000 in stock option compensation to $103,000 and $266,000 in the three and six months ended March 31, 2014 from zero for the three and six months ended March 31, 2013.

•         an increase of $33,000 to $44,000 from $11,000 and an increase of $127,000 to $149,000 from $22,000 in marketing expenses for the three and six months ended March 31, 2014 compared with the same periods in 2013.

•         an increase  in salaries expense of $7,000 from $95,000 and $4,000 from $186,000 (including taxes and benefits) to $102,000 and $190,000 for the three and six months ended March 31, 2014 compared to the same period in 2013.

•         a decrease in professional services of $154,000 to $123,000 and $221,000 to $279,000 for the three and six months ended March 31, 2014 compared with $277,000 and $500,000 recorded for the same periods in 2013.

•         an increase in facility cost of $4,000 and $6,000 to $12,000 and $22,000 compared to $8,000 and $16,000 for the three and six months ended March 31, 2014 compared with the same periods in 2013.

•         an increase in other expenses of $25,000 to $32,000 and $16,000 to $36,000 for the three and six months ended March 31, 2014 compared with $7,000 and $20,000 for the same periods in 2013.

During the three and six months ended March 31, 2014, we recorded net loss on the settlement of liabilities of $404,000 compared with a net loss of $28,000 and $58,000 in the same periods in 2013.

Interest expense decreased by $31,000 to $6,000 and $14,000 to $54,000 for the three and six months ended March 31, 2014 compared to $37,000 and $68,000 in the same periods in 2013. The decrease in the quarter ended March 31, 2014 compared with the same period in 2013 was primarily due to overall lower debt discount costs amortized to interest expense in 2014.

Financing costs increased $16,000 to $20,000 and $128,000 to $162,000 for the three and six months ended March 31, 2014 from $4,000 and $34,000 in the same periods in fiscal 2013 due to costs of financing efforts in 2014.

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

Off-Balance Sheet Arrangements

As of March 31, 2014 we did not have any off-balance sheet arrangements.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014. Based upon that evaluation, our Chief Executive Officer and Acting Principal Financial Officer concluded that our disclosure controls and procedures were not effective for gathering, analyzing and disclosing the information that we are required to disclose in reports filed under the Securities Exchange Act of 1934, as amended.  In performing the assessment for the quarter ended March 31, 2014, our management concluded that our disclosure controls and procedures were not effective to accomplish the foregoing, due to the material weakness in internal control over financial reporting that was first identified in 2008 and was most recently described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2013.
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

As of March 31, 2014 we remained a party to certain judgments and legal actions related to failure to pay outstanding invoices on Accounts Payable, which is included in our financial statements as Accounts Payable and Notes Payable. We continue to work with these vendors to negotiate and settle these debts, based on available cash resources.

Item 1A.               Risk Factors.

Investors should carefully consider the risk factors set forth in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2013 which could materially affect our business, financial position and results of operations.

Item 2.                  Unregistered Sales of Equity Securities and Use of Proceeds.

The information below lists all of the securities we sold during the three months ended March 31, 2014, which were not registered under the Securities Act, including all sales of reacquired securities, as well as new issues, securities issued in exchange for property, services, or other securities, and new securities resulting from the modification of outstanding securities. No underwriting discounts or commissions were incurred in connection with any of the following transactions except as noted below. Each of the transactions was conducted as a private placement, without the use of any general solicitation, and was exempt from registration under Section 4(a)(2) of the Securities Act.

•         During the quarter ended March 31, 2014, we issued 237,270 shares of our Series B preferred stock, valued at approximately $237,270 to Summit Trading Ltd under the terms of a Security Purchase Agreement.

•         During the quarter ended March 31, 2014, we issued 475,119 shares of our Series B preferred stock, valued at approximately $475,119 to Sierra Trading Corp under the terms of a Security Purchase Agreement.

•         In March 2014, we issued 381,679 shares of common stock, valued at $9,000, to Hitman, Inc. for services rendered under an agreement.

•         In March 2014, we issued 1,545,595 shares of common stock, valued at $30,000, to Global Resource Advisors for services rendered under a contract where the company has the option to pay up to 50% of the fees in company shares.

•         In March 2014, the company issued 1,875,000 shares of common stock to Agoracom Investor Relations Corp for services performed under an agreement. This transaction was valued at $37,500.

•         In March 2014, we issued 1,538,462 shares of common stock, valued at $10,000, as a placement agency fee to Clark Dodge & Company.
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

NEAH POWER SYSTEMS, INC.

Dated: May 15, 2014	By:	/s/ GERARD C. D’COUTO
Gerard C. D’Couto
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 15, 2014	By:	/s/ DAVID SCHMIDT
David Schmidt
Acting Principal Finance & Accounting Officer
(Acting Principal Accounting Officer)

22

Exhibit Index

No.	Description	Incorporation By Reference

4.2	Withdrawal of Certificate of Designation of Series C Preferred Stock	Filed as Exhibit 3.2 with Form 8-K on March 3, 2014
4.3	Amendment to Certificate of Designation of Series B Preferred Stock	Filed as Exhibit 3.1 with Form 8-K on March 26, 2014, and incorporated by reference herein
10.46	Clark-Dodge Placement Agency Agreement	Filed herewith.
10.47	Form of Securities Purchase Agreement with Sierra Trading Corporation and Summit Trading Ltd.	Filed herewith.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.	Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer.	Filed herewith.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 per Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*   XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

23