Form 10-Q
period 2014-06-30
NEAH POWER SYSTEMS, INC.
filed 2014-08-14
CIK 1162816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting Company ☒

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of Aug 14, 2014
Common Stock, $0.001 par value	963,003,183

1

Neah Power Systems, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended June 30, 2014

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
3

PART 1 - FINANCIAL INFORMATION

Item 1.                   Financial Statements

NEAH POWER SYSTEMS, INC
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS
	JUNE 30, 2014	SEPTEMBER 30, 2013

Current assets
Cash and cash equivalents	$1,220,671	$18,346
Note receivable net of allowances for uncollectible accounts of $58,347	-	-
Accounts receivable	6,300	6,300
Prepaid expenses and other current assets	145,286	108,542
Total current assets	1,372,257	133,188

Property and equipment, net	86,474	9,615
Total assets	$1,458,731	$142,803

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$697,065	$882,674
Accrued compensation and related expenses	446,725	381,873
Other liabilities	91,487	88,354
Notes payable and accrued interest, net of discount of $66,085 and $37,908, respectively	440,268	135,844
Total current liabilities	1,675,545	1,488,745

Commitments and contingencies (see note 7)

Stockholders' deficit
Preferred stock -
$0.001 par value; 5,000,000 shares authorized Series B convertible; 2,000,000 shares designated 1,314,988 and 286,700 shares issued and outstanding, respectively	$1,315	$287
Common stock
$0.001 par value, 1,800,000,000 shares authorized, 963,003,183 and 766,991,327 shares issued and outstanding, respectively	963,003	766,991
Additional paid-in capital	60,180,035	56,422,602
Accumulated deficit	(61,361,167)	(58,535,822)
Total stockholders' deficit	(216,814)	(1,345,942)

Total liabilities and stockholders' deficit	$1,458,731	$142,803

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
NEAH POWER SYSTEMS, INC

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE NINE MONTHS ENDED JUNE 30,
	2014	2013	2014	2013

Revenues	$-	$103,887	$-	$149,179
Cost of Revenues	-	2,332	-	2,332

Gross Profit	-	101,555	-	146,847

Operating expenses
Research and development expense	316,343	246,355	598,235	506,967
General and administrative expense	528,196	381,121	1,505,932	1,157,828
Total operating expenses	844,539	627,476	2,104,167	1,664,795
Loss from operations	(844,539)	(525,921)	(2,104,167)	(1,517,948)

Other income (expense)
Financing costs	(101,339)	(2,500)	(263,569)	(36,900)
Interest expense	(14,275)	(44,122)	(68,675)	(111,951)
Gain on sale of equpipment	13,699	-	13,699	-
Gain (Loss) on settlement of liabilities, net	1,625	(2,047)	(402,633)	(60,018)

Net loss	$(944,829)	$(574,590)	$(2,825,345)	$(1,726,817)

Net loss per share
Basic and diluted loss per common share	$-	$-	$-	$-

Weighted average shares used to compute net loss per share
Basic and diluted weighted average common shares outstanding	936,826,593	606,732,765	873,013,636	557,221,918

See Notes to Condensed Consolidated Financial Statements

NEAH POWER SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the nine months ended June 30,
	2014	2013

Cash flows from operating activities:
Net loss	$(2,825,345)	$(1,726,817)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,416	628
Amortization of debt discount	56,013	108,590
Financing costs paid in equity and debt issuance	104,568	-
Stock-based compensation expense from options, warrants, and shares issued for services	530,836	80,134
Loss on settlement of liabilities, net	402,633	60,018
Gain on sale of assets	(13,699)	-
Other	20,946	(3,543)
Changes in operating assets and liabilities
Accounts Receivable	-	32,200
Prepaid expenses and other current assets	8,256	248,987
Accounts payable	(155,611)	437,247
Accrued compensation and related expense	64,852	194,544
Accrued interest and other liabilities	17,861	18,177
Net cash used in operating activities	(1,787,274)	(549,835)
Cash flows from investing activities
Proceeds from sale of fixed assets	76,537	-
Purchases of fixed assets	(41,427)	-
Net cash provided by investing activities:	35,110	-
Cash flows from financing activities:
Proceeds from sale of common stock	1,200,000	195,000
Proceeds from notes payable, net	570,000	160,500
Proceeds from sale of preferred stock	1,314,988	-
Proceeds from warrant exercise	2,000	-
Principal payments on notes payable	(132,500)	(28,333)
Net cash provided by financing activities	2,954,488	327,167
Net change in cash and cash equivalents	1,202,324	(222,668)
Cash and cash equivalents, beginning of year	18,346	235,145
Cash and cash equivalents, end of year	$1,220,671	$12,477

Supplemental cash flow information
Cash paid for interest	$5,647	$-
Cash paid for income taxes	$-

Noncash investing and financing activities
Shares and Warrants issued in connection with settlement of liabilities and conversion of convertible notes	$597,278	$334,034
Shares issued in connection with an Asset Purchase Agreement	$120,633
Accounts payable exchanged into notes payable and long-term obligations	$-	$15,000
Discount (including beneficial conversion feature) on notes payable	$91,671	$142,381

See Notes to Condensed Consolidated Financial Statements

NEAH POWER SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
For the nine months ended June 30, 2014
(Unaudited)

	Preferred stock						Total Stockholders' Deficit
	Series B Preferred Stock		Common stock		Additional paid-in capital	Accumulated Deficit
	Shares	Amount	Shares	Amount
Balances at September 30, 2013	286,700	$287	766,991,327	$766,991	$56,422,602	$(58,535,822)	$(1,345,942)
Issuance of common stock in settlement of liabilities			18,545,595	18,546	521,454		540,000
Issuance of common stock on conversion of notes payable			15,353,144	15,353	41,925		57,278
Issuance of common stock and warrants for services			3,506,679	3,507	141,147		144,654
Issuance of common stock for cash			33,333,333	33,333	466,667		500,000
Issuance of common stock for funding and asset purchase			60,100,000	60,100	760,533		820,633
Issuance of common stock in connection with notes payable			7,294,748	7,295	89,774		97,068
Exercise of warrants			1,612,204	1,612	388		2,000
Stock-based compensation - options					386,181		386,181
Issuance of Series B Preferred Stock	1,314,988	1,315			1,313,673		1,314,988
Conversion of Series B Preferred Stock to common stock	(286,700)	(287)	56,266,153	56,266	(55,979)		-
Beneficial conversion feature on convertible debt issued					91,671		91,671
Net loss for the nine months ended June 30, 2014						$(2,825,345)	(2,825,345)
Balances at June 30, 2014	1,314,988	$1,315	963,003,183	$963,003	$60,180,035	$(61,361,167)	$(216,814)

See Notes to Condensed Consolidated Financial Statements

 NEAH POWER SYSTEMS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended June 30, 2014 and 2013 respectively.

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

Note 2.   Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements. The accompanying unaudited financial information should be read in conjunction with the audited consolidated financial statements, including the notes thereto, as of and for the fiscal year ended September 30, 2013, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 10, 2014. The information furnished in this Report reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of our consolidated financial position, results of operations and cash flows for each period presented. The results of operations for the interim period ended June 30, 2014 may not be indicative of future results.

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

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for the fiscal and interim reporting periods beginning after December 15, 2016 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09. Management is currently evaluating the impact of the Company's pending adoption of ASU 2014-09 on its condensed consolidated financial statements.

Note 3. Going concern

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of our Company as a going concern. Since inception, we have reported net losses, including losses of $2,385,899 and $999,544 during the years ended September 30, 2013 and 2012, respectively. We have reported a net loss of $2,825,345 during the nine months ended June 30, 2014, and we expect losses to continue in the near future as we grow our operations. At June 30, 2014, we have a working capital deficit of $303,288 and accumulated deficit of $61,361,167. Net cash used by operating activities was $1,787,274 and $549,835 during the nine months ended June 30, 2014 and 2013, respectively. We have funded our operations primarily through sales of our common and preferred stock and short-term borrowings. In this regard, during the nine months ended June 30, 2014, we raised net cash of $2,954,488 from our financing activities.

Note 4. Net Loss per Share

Basic and diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. All common stock equivalents for 2014 and 2013 are excluded as the effect would be anti-dilutive due to our net losses. The following numbers of shares have been excluded from net loss per share computations for the three and nine months ended June 30, 2014 and 2013:

	2014	2013
Convertible Series B Preferred Stock	116,524,653	72,043,104
Convertible debt	40,606,041	29,740,991
Common stock options	239,382,543	240,482,543
Common stock purchase warrants	372,205,978	353,724,802

Note 5.  Notes Payable

Notes payable and accrued interest consisted of the following at June 30, 2014 and September 30, 2013:

	June 30, 2014	September 30, 2013

Convertible debentures	$502,500	$170,774
Accrued interest	3,853	2,978
Debt discount	(66,085)	(37,908)
	$440,268	$135,844

Settlement of Notes Payable

In October 2013, we issued a convertible promissory note to an investor in the amount of $20,000 for net proceeds of $19,000. The note is interest bearing at a rate of 6% per annum and has a maturity date of September 30, 2014. The Company recorded beneficial conversion feature in the amount of $14,965 for this note, which has been amortized to interest expense in the nine months ended June 30, 2014. In April 2014, the note holders converted the $20,000 note in full into 1,504,139 shares of common stock. The Company amortized the remaining beneficial conversion feature in the amount of $7,481 to interest expense in our condensed consolidated statement of operations for the quarter ended June 30, 2014.

During the quarter ended December 31, 2013, one of our convertible note holders converted the remaining balance of $38,274 plus interest into 14,068,600 share of common stock. The Company amortized the remaining beneficial conversion feature in the amount of $23,427 to interest expense in our condensed consolidated statement of operations for the quarter ended December 31, 2013.

In October 2013 we received $100,000 under two security purchase agreements together with two 18% senior debentures. The debentures were to be paid back if the Company raises in excess of $265,000 in debt or equity financing.  The debentures carried a minimum interest amount equal to $2,250 each.  In December 2013 the Company paid $52,250 to each of the holders in full payment of the notes and also issued 1,978,143 shares of common stock each per the agreement. We recorded $37,980 to finance charges for this stock issuance in our condensed consolidated statement of operations for the quarter ended December 31, 2013.

In December 2013 we exercised the Company’s right to prepay a convertible note of $32,500. The note bore interest at a rate of 8% per annum and included a prepayment penalty of 50%.The Company recorded $16,250 in prepayment penalties to finance charges in our condensed consolidated statement of operations for the quarter ended December 31, 2013, and amortized the remaining beneficial conversion feature of $14,481 to interest expense in our condensed consolidated statement of operations for the quarter ended December 31, 2013. The note has been returned “paid-in-full”.

In March 2014 the Company and one of its note holders agreed to convert a $100,000 note plus interest of $5,742 dated July 1, 2013, into 17,000,000 shares of common shares with a fair value of $510,000. We recorded $404,258 to loss on debt conversion in our condensed consolidated statement of operations for the nine months ended June 30, 2014 for this conversion.

Issuance of Convertible Promissory Note

On May 7, 2014 we received an initial payment on a May 5, 2014 Securities Purchase Agreement with Inter-Mountain Capital Corporation LLC, for the sale of a 5% Secured Convertible Promissory Note in the principal amount of $832,500, which includes legal expenses in the amount of $7,500 and a $75,000 original issue discount, for net proceeds of $750,000, consisting of $450,000 paid in cash at closing and two secured promissory notes payable to the company, aggregating $300,000, bearing interest at the rate of 5% per annum.  The security for this Secured Convertible Promissory Note is solely the two secured promissory notes payable to the company referred to above.  These two secured promissory notes payable to the Company may be prepaid, without penalty, all or portion of the outstanding balance along with accrued but unpaid interest at any time prior to maturity. We are carrying the net value of these notes on our condensed consolidated balance sheet at June 30, 2014, in the amount of $502,500. The Company has no obligation to pay Investor any amounts on the unfunded portion of the Note.  The note bears interest at the rate of 5% per annum.  All interest and principal must be repaid on or prior to October 7, 2015. However, the payment terms of this note causes full repayment of the current net amount in less than 12 months and therefore is classified as a current liability. The note is convertible into common stock at the price of $0.05 per share.  The Company has the option to prepay the note at the rate of 125%. The company recorded beneficial conversion feature in the amount of $76,706 of which $10,021 has been expensed to interest expense in our condensed consolidated statement of operations during the quarter ended June 30, 2014.

Note 6.  Preferred Stock and Common Stock

Preferred Stock - Our board of directors has the authority to designate and issue up to 5,000,000 shares of $0.001 par value preferred stock in one or more series, and to fix and determine the relative economic rights and preferences of preferred shares any or all of which may be greater than the rights of our common stock, as well as the authority to issue such shares without further stockholder approval. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders preferred rights to our assets upon liquidation, the right to receive dividends before dividends are declared to holders of our common stock, and the right to the redemption of such preferred shares, together with a premium, prior to the redemption of the common stock. In addition, shares of preferred stock could be issued with terms calculated to delay or prevent a change in control or make removal of management more difficult. As of June 30, 2014, we had one class of preferred stock designated; 2,000,000 shares as Series B preferred stock, leaving 3,000,000 shares of undesignated preferred stock.

Series B Preferred Stock -  As of June 30, 2014 and September 30, 2013, we have 1,314,988 and 286,700 shares of Series B preferred stock respectively issued and outstanding.  In July 2011, we filed a Certificate of Designation with the Nevada Secretary of State, to set forth the rights, preferences and privileges of the Series B preferred stock (“Series B”) and on March 6, 2014, we filed an amendment with the State of Nevada increasing the number of Series B shares designated to 2,000,000.   Holders of Series B have no redemption rights and each share of Series B is entitled to interest at a simple interest rate of 6% per annum. Series B is convertible, at the discretion of our management, into shares of our common stock, except that the holders of the Series B may elect to convert the Series B into common stock upon or after the resignation or termination of our Chief Executive Officer. The number of shares of common stock issuable upon conversion is calculated by (i) multiplying the number of Series B being converted by the per share purchase price received by the Company for such Series B , and then, multiplying such number by 130% and then dividing this calculated value by the average closing bid price, as defined, or by (ii) first, allocating the Series B proportionately according to the amounts by date of individual cash tranches received by the Company then, second, multiplying the number of Series B being converted, identified by tranche, by the per share purchase price received by the Company for such Series B, and then, multiplying such number or numbers by 130% and, finally, dividing the calculated value(s) by the average closing bid price, as defined. The holders of the Series B are entitled to vote with the holders of our common stock with the number of votes equal to the number of common shares available by conversion to the holders of the Series B. We have the right to redeem the Series B in cash at the face amount plus any accrued, but unpaid dividends.

During the quarter ended December 31, 2013, we issued 36,000 shares of Series B preferred stock to Summit Trading Limited at a price per share of $1 for gross cash proceeds of $36,000 under the terms of a Security Purchase Agreement.

During the quarter ended March 31, 2014, the Company opted to convert 142,200 shares of Series B preferred stock, together with dividends in the amount of $21,151, into 26,777,382 shares of common stock per the Series B certificate of designation for Sierra Trading Corp in three separate tranches.

During the quarter ended March 31, 2014, the Company opted to convert 144,500 shares of Series B preferred stock, together with dividends in the amount of $34,426, into 29,488,771 shares of common stock per the Series B certificate of designation for Summit Trading Limited in three separate tranches.

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

In April 2014, we issued 250,789 shares of Series B preferred stock to Sierra Trading Corp at a price per share of $1 for gross cash proceeds of $250,789 under the terms of a Security Purchase Agreement.

In May 2014, we issued 229,816 shares of Series B preferred stock to Summit Trading Limited at a price per share of $1 for gross cash proceeds of $229,816 under the terms of a Security Purchase Agreement.

In June 2014, we issued 85,994 shares of Series B preferred stock to Summit Trading Limited at a price per share of $1 for gross cash proceeds of $85,994 under the terms of a Security Purchase Agreement.

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

Common Stock issued for cash - In June 2014, the Company issued 33,333,333 shares of common stock to John de Neufville together with two three year warrants to purchase 11,666,666 shares for $500,000 in cash proceeds under a Security Purchase Agreement. The first warrant is for 8,333,333 shares of common stock with an exercise price of $0.03 and the second warrant is for 3,333,333 shares of common stock at an exercise price of $0.0375.

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

In April 2014, the Company issued 1,250,000 shares of common stock to Compete Advisory Partners, LLC. under a Consulting and Representation Agreement. We recorded $27,375 to prepaid service contract on issuance of which $12,168 has been amortized to general and administrative expense in our condensed consolidated statement of operations for the three months ended June 30, 2014.

Common Stock issued in settlement of liabilities - In March 2014, the Company issued 1,545,595 shares of common stock to Global Resource Advisors, LLC, as a partial payment of outstanding invoices per contract. We recorded a reduction to Accounts Payable of $30,000 on our condensed consolidated balance sheet for this transaction.

Common Stock issued in connection with notes payable - In March 2014, the Company issued 1,538,462 shares of common stock to Clark Dodge & Company in consideration of a finder’s fee under a Bridge Loan Engagement Letter dated October 1, 2013. We recorded $10,000 to finance costs for this transaction.

In May 2014, we issued 1,800,000 shares of common stock and $36,000 in cash to Carter Terry & Company in consideration of a fee under a Placement Agent Agreement dated March 4, 2014. The Company recorded $72,000 to financing costs for this transaction.

Long-term incentive compensation plan - Our Long Term Incentive Compensation Plan (the “Plan") was adopted in 2006, amended in 2009 and 2013. The Plan is administered by our board of directors. Our Board amended the Plan increasing the aggregate number of shares available for issuance to 25,000,000 in 2009, and to 325,000,000 in 2013. The Plan contains provisions for the granting of incentive stock options (“ISO(s)”) and was approved in July 2014 by shareholders in a 14A Proxy Consent Solicitation. We have granted stock options under the Plan to employees, members of our board of directors, advisors and consultants. No options have been exercised. Options are exercisable for ten years from date of grant.

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

The following table summarizes stock option activity for the nine months ended June 30, 2014:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at September 30, 2013	240,482,543	$0.006
Granted	14,900,000	$0.0195
Exercised	-	-
Expired	(4,000,000)	0.00354
Forfeited	(12,000,000)	0.00354
Outstanding at June 30, 2014	239,382,543	$0.007
Exercisable at June 30, 2014	124,132,543	$0.008

As of June 30, 2014, the aggregate intrinsic value of options outstanding and options vested, representing the excess of the closing market price of our common stock over the exercise price, is $2,553,207 and $1,403,441 respectively. As of June 30, 2014, we had $566,685 of total unrecognized compensation cost related to unvested options. Unrecognized compensation cost is to be recognized over 8-23 months.

Warrants – At June 30, 2014, there were warrants outstanding for the purchase of 372,205,978 shares of our common stock at a weighted average exercise price of $0.015 per share. During the nine months ended June 30, 2014, we issued warrants to purchase a total of 19,417,749, shares of common stock at a weighted average exercise price of $0.0394 per share, and four of our warrant holders exercised their warrants covering 2,113,333 shares of common stock, one for the price of $2,000 and three exercised with a cashless option, thus the number of shares issued was less than the warrants covered. During the nine months ended June 30, 2014, one of our warrant holders cancelled 16,666,668 of their warrants. The fair value of the warrants issued was calculated using the Black-Scholes-Merton model. Warrants outstanding at June 30, 2014 expire at various dates from August 2014 to December 2018. A summary of warrant activity during the nine months ended June 30, 2014 follows:

Warrants Outstanding
Outstanding at September 30, 2013	371,568,230
Granted	19,417,749
Exercised	(2,113,333)
Cancelled	(16,666,668)
Expired	-
Outstanding at June 30, 2014	372,205,978

In March and May 2014, three of our warrant holders opted to convert their warrants to purchase 1,913,333 shares of common stock via cashless exercise into 1,412,204 shares of common stock.

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

Disputes With Various Vendors and Lenders - Certain of our vendors and lenders have brought suits and/or obtained judgments in their favor regarding past due balances owed them by us. We have recorded these past due balances in liabilities in our condensed consolidated balance sheets at June 30, 2014, and September 30, 2013. In December 2013, one of our vendors brought suit against us. No judgment has been obtained. We have recorded the amount we believe we owe in this dispute in our accounts payable as of June 30, 2014.

Note 8. Related Party Transactions

For purposes of these condensed consolidated financial statements, Green World Trust, Summit Trading Limited, Sierra Trading Corporation, Bard Associates, Inc., PSN Components, LLC., and Clean Tech Investors, LLC, after their acquisition of shares discussed in note 6,  are considered related parties due to their beneficial ownership (shareholdings or voting rights) in excess of 5% during the nine months ended June 30, 2014. All material transactions with these investors for the nine months ended June 30, 2014 and 2013, not listed elsewhere, are listed below.

In March 2013 the company sold 32,608,696 restricted common shares and a 3-year warrant to purchase 3,896,104 restricted common shares at the exercise price of $0.015 per share to PSN Components, LLC (“PSN”) for the purchase price of $150,000 pursuant to the terms of a Securities Purchase Agreement.

During the nine months ended June 30, 2014 and 2013, we recorded consulting expense for Advanced Materials Advisory, LLC in the amount of $125,890 and $22,500 respectively for services by David Schmidt as Acting Principal Financial Officer. In the nine months ended June 30, 2013, we also recorded $15,000 for a separate consulting agreement with Advanced Materials Advisory, LLC., that ended in December, 2012. Advanced Materials Advisory is owned by David Schmidt, who is also a Member of Neah’s Board of Directors.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview and Background

The following management’s discussion and analysis is intended to provide information necessary to understand our condensed consolidated financial statements and highlight certain other financial information, which in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition, and results of operations. In particular, the discussion is intended to provide an analysis of significant trends and material changes in our financial condition and operating results during the nine months ended June 30, 2014, compared to the nine months ended June 30, 2013. Operating results for the nine months ended June 30, 2014 are not necessarily indicative of the results that may be expected for any future period. Investors should read the following discussion and analysis in conjunction with our audited financial statements and related notes for the year ended September 30, 2013.

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

Liquidity, Going Concern and Capital Resources

Our Condensed Consolidated Financial Statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The report of our auditors on our Consolidated Financial Statements for our fiscal year ended September 30, 2013 indicates that there is substantial doubt about our ability to continue as a going concern based upon our balance sheet, cash flows and liquidity position. We cannot provide assurance that we will obtain sufficient funds from financing or operating activities to support continued operations or business deployment. Our financial statements for the nine months ended June 30, 2014 and 2013 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classifications of liabilities that may result from the outcome of this uncertainty.

Since our inception, we have reported net losses, including losses of $2,385,899 and $999,544 during the years ended September 30, 2013 and 2012, respectively. We have reported a net loss of $2,825,345 during the nine months ended June 30, 2014, and we expect losses to continue in the near future as we grow our operations. At June 30, 2014, we have a working capital deficit of $303,288 and an accumulated deficit of $61,361,167.

During the past several years, we have funded our operations through sales of our common and preferred stock, short-term borrowings, and settlement of accounts payable by issuance of common stock. During the nine months ended June 30, 2014, we have funded our operations through sales of our common and preferred stock and short-term borrowings. In this regard, during the nine months ended June 30, 2014, we raised net cash of $2,954,488 from our financing activities.

We require additional financing to execute our business strategy and to satisfy our near-term working capital requirements. Our operating expenses will use a significant amount of our cash resources.  As of June 30, 2014, we had $697,065 in accounts payable. Our management seeks to raise additional financing to fund future operations and to provide additional working capital to fund our business. Without additional funding, our cash is estimated to support our operations through November 2014. We cannot provide assurance that we will obtain sufficient funds from financing or operating activities to support continued operations or business deployment Without the needed funding or adequate cash flow from operations, we may be forced to curtail our development or cease our operations altogether, which may include seeking protection under the bankruptcy laws.

Recent Financing Activities

In April 2014, the Company sold 250,789 Series B preferred shares to Sierra Trading Corp, for the purchase price of $250,789 pursuant to the terms of a Securities Purchase Agreement..

In May 2014, the Company sold 229,816 Series B preferred shares to Summit Trading Ltd, for the purchase price of $229,816 pursuant to the terms of a Securities Purchase Agreement.

In May 2014, the Company signed a Convertible Promissory Note in the amount of $832,500 and received proceeds in the amount of $450,000 in the first tranche (see note 5)

In June 2014, the Company sold 85,994 Series B preferred shares to Summit Trading Ltd, for the purchase price of $85,994 pursuant to the terms of a Securities Purchase Agreement.

In June 2014, the Company sold 33,333,333 shares of common stock, together with two 3 year warrants to purchase 11,666,666 shares of common stock for proceeds of $500,000 pursuant to the terms of a Security Purchase Agreement.

Results of Operations

For the three and nine months ended June 30, 2014, compared to the three and nine months ended June 30, 2013

We recorded no revenues for the three and nine months ended June 30, 2014 and we recorded $103,887 and $149,179 in revenue for the three and nine months ended June 30, 2013, due to a development contract revenues recognized in 2013.

Research and development expenses (“R&D”) consist primarily of salaries and other personnel-related expenses, facilities costs, and other laboratory and research related expenses. Total R&D costs for the three and nine months ended June 30, 2014 increased $70,000 to $316,000 from $246,000 and increased $91,000 to $598,000 from $507,000 respectively. The three month increase was primarily due to increases in salaries of $19,000, project expense of $63,000, and a decrease facility costs of $23,000, and the six month increase was primarily due to an increase in salaries of $15,000, facility cost of $23,000, and project expenses of $46,000.

General and administrative expenses (“G&A”) consist primarily of salaries and related expenses for our management, finance and related personnel, as well as costs for marketing and sales expenses, professional fees, such as accounting and legal, corporate insurance and facilities costs, and non-employee members of our board of directors. G&A expenses increased $147,000 to $528,000 from $381,000 and increased $348,000 to $1,506,000 from $1,158,000 for the three and nine months ended June 30, 2014 compared to the same periods in 2013. The increase in G&A expense in the three and nine months ended June 30, 2014 was primarily due to the following:

•         an increase in board compensation of $1,600 and $5,000 to $18,000 and $54,000 in the three and nine months ended June 30, 2014 compared with $16,400 and $49,000 in the same periods in 2013.

•         an increase of $91,000 and $357,000 in stock option compensation to $105,000 and $371,000 in the three and nine months ended June 30, 2014 from $14,000 for the three and nine months ended June 30, 2013.

•         an increase of $45,000 to $49,000 from $4,000 and an increase of $172,000 to $198,000 from $26,000 in marketing expenses for the three and nine months ended June 30, 2014 compared with the same periods in 2013.

•         an decrease  in salaries expense of $12,000 from $105,000 and $8,000 from $291,000 (including taxes and benefits) to $93,000 and $283,000 for the three and nine months ended June 30, 2014 compared to the same period in 2013.

•         an increase in professional services of $7,000 to $231,000 and a decrease of $213,000 to $510,000 for the three and nine months ended June 30, 2014 compared with $224,000 and $723,000 recorded for the same periods in 2013.

•         a decrease in facility cost of $2,000 and an increase of $4,000 to $6,000 and $28,000 compared to $8,000 and $24,000 for the three and nine months ended June 30, 2014 compared with the same periods in 2013.

•         an increase in other expenses of $7,000 to $17,000 and $23,000 to $54,000 for the three and nine months ended June 30, 2014 compared with $10,000 and $31,000 for the same periods in 2013.

During the three and nine months ended June 30, 2014, we recorded a gain on settlement of liabilities of $2,000 and a  net loss on the settlement of liabilities of $403,000 compared with a net loss of $2,000 and $60,000 in the same periods in 2013.

Interest expense decreased by $30,000 to $14,000 and $43,000 to $69,000 for the three and nine months ended June 30, 2014 compared to $44,000 and $112,000 in the same periods in 2013. The decrease in the quarter ended June 30, 2014 compared with the same period in 2013 was primarily due to overall lower debt discount costs amortized to interest expense in 2014.

Financing costs increased $99,000 to $101,000 and $227,000 to $264,000 for the three and nine months ended June 30, 2014 from $2,000 and $37,000 in the same periods in fiscal 2013 due to costs of financing efforts in 2014.

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

Off-Balance Sheet Arrangements

As of June 30, 2014 we did not have any off-balance sheet arrangements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

Not applicable
19

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014. Based upon that evaluation, our Chief Executive Officer and Acting Principal Financial Officer concluded that our disclosure controls and procedures were not effective for gathering, analyzing and disclosing the information that we are required to disclose in reports filed under the Securities Exchange Act of 1934, as amended.  In performing the assessment for the quarter ended June 30, 2014, our management concluded that our disclosure controls and procedures were not effective to accomplish the foregoing, due to the material weakness in internal control over financial reporting that was first identified in 2008 and was most recently described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

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
20

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

As of June 30, 2014 we remained a party to certain judgments and legal actions related to failure to pay outstanding invoices on Accounts Payable, which is included in our financial statements as Accounts Payable and Notes Payable. We continue to work with these vendors to negotiate and settle these debts, based on available cash resources.

Item 1A.                Risk Factors.

Investors should carefully consider the risk factors set forth in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2013 which could materially affect our business, financial position and results of operations.

Item 2.                   Unregistered Sales of Equity Securities and Use of Proceeds.

The information below lists all of the securities we sold during the three months ended June 30, 2014, which were not registered under the Securities Act, including all sales of reacquired securities, as well as new issues, securities issued in exchange for property, services, or other securities, and new securities resulting from the modification of outstanding securities. No underwriting discounts or commissions were incurred in connection with any of the following transactions except as noted below. Each of the transactions was conducted as a private placement, without the use of any general solicitation, and was exempt from registration under Section 4(a)(2) of the Securities Act.

•         During the quarter ended June 30, 2014, we issued 315,810 shares of our Series B preferred stock, valued at approximately $315,810 to Summit Trading Ltd under the terms of a Security Purchase Agreement.

•         During the quarter ended June 30, 2014, we issued 250,789 shares of our Series B preferred stock, valued at approximately $250,789 to Sierra Trading Corp under the terms of a Security Purchase Agreement.

•         In April 2014, we issued 1,504,139 shares of common stock, valued at $20,629, in 3 separate conversion of an outstanding convertible note payable to GEL Properties, LLC.

•         In April 2014, we issued 1,250,000 shares of common stock, valued at $27,375, to Complete Advisory Partners, LLC. in the first of 3 partial payments for services performed under an agreement.

•         In April 2014, the company issued a five year warrant to purchase 584,416 shares of common stock at a purchase price of $0.0154 to Sikich Corporate Financing, LLC., in consideration for services as a placement agent performed under an agreement. This transaction was valued at $13,089.

•         In May 2014, the company issued 1,800,000 shares of common stock to Carter, Terry & Company for services as a placement agent performed under an agreement. This transaction was valued at $36,000.
21

•         In June 2014, we issued 33,333,333 shares of common stock together with two three year warrants to purchase a total of 11,666,666 shares of common stock; 8,333,333 shares of common stock at a purchase price of $0.03, and 3,333,333 shares of common stock at a purchase price of $0.0375, for the purchase price of $500,000 under the terms of a Security Purchase Agreement.

•         In June 2014, the company issued a three year warrant to purchase 3,000,000 shares of common stock at a purchase price of 0.0172 to Slobodan Petrovic. The warrants will west every 3 months in 4 equal installment with the first vesting on September 10, 2014, and the last vesting on June 10, 2015.

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
22

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEAH POWER SYSTEMS, INC.

Dated: Aug 14, 2014	By:	/s/ GERARD C. D’COUTO
Gerard C. D’Couto
President and Chief Executive Officer
(Principal Executive Officer)

Dated: Aug 14, 2014	By:	/s/ DAVID SCHMIDT
David Schmidt
Acting Principal Financial Officer
(Acting Principal Accounting Officer)

23

Exhibit Index

No.	Description	Incorporation By Reference

10.48	Form of Securities Purchase Agreement with Summit Trading Ltd.	Filed as Exhibit 10.47 with Form 10-Q on May 15, 2014, and incorporated by reference herein
10.49	Form of Securities Purchase Agreement and Warrant agreement with John P. de Neufville.	Filed as Exhibits 10.1 and 10.2 with Form 8-K on June 13, 2014, and incorporated by reference herein
10.50	Form of Securities Purchase Agreement and Secured Promissory Note for Inter-Mountain Capital Corporation, LLC	Filed as Exhibits 10.1 and 10.2 with Form 8-K on May 13, 2014, and incorporated by reference herein
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.	Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer.	Filed herewith.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 per Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*   XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

24