Form 10-K
period 2014-09-30
NEAH POWER SYSTEMS, INC.
filed 2014-12-23
CIK 1162816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2014

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates was approximately $16,824,784 as of March 31, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter) based upon the closing price of common stock on that date of $0.0292.

As of December 12, 2014 there were 974,662,447 shares of the Registrant’s $0.001 par value common stock issued and outstanding.

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

PART I

ITEM 1. BUSINESS

Overview

Neah Power Systems, Inc. (NPWZ) is engaged in the development and sale of renewable energy solutions using proprietary fuel cell technology. Our fuel cells are designed to replace existing rechargeable and non-rechargeable battery technology in a variety of applications. We are developing solutions specifically targeted for the military, transportation, and portable electronics applications, and are continuing to pursue additional applications for our technology. Our long-lasting, efficient and safe power solutions include devices such as notebook PCs, military radios, and other power-hungry computer, entertainment and communications products.

We are developing two classes of fuel cells, one referred to as the PowerChip™  and the other as the BuzzCell™. We are also developing a hydrogen gas generating reformer technology referred to as Formira™.  The PowerChip™ is a silicon based fuel cell that uses traditional computer chip manufacturing to build the fuel cell.  The BuzzCell™  product was developed during the last two years using some processing steps of the PowerChip™  technology and using polymeric materials for a lower cost, consumer oriented product. The PowerChip™  is targeted for applications where the quality of the surrounding air is unpredictable or not available like diesel-fumes contaminated environments or underwater applications. The BuzzCell™  product uses air from the surrounding environment and is targeted for consumer-oriented and less aggressive applications for lower power ranges. The Company is also developing Formira™, a reformer platform for direct on-site generation of hydrogen gas. Customers will be able carry a liquid with a more acceptable safety profile and generate hydrogen gas at point of use rather than carrying high pressure hydrogen gas cylinders.  Our technology and its applications have been validated both by our own research and customer results. We believe our fuel cells will outperform lithium ion batteries and other similar power sources, with longer run time, shorter recharge time, ease of portability, and other measures of performance. We anticipate that our fuel cell solution will be particularly beneficial in applications requiring the use of more than one battery because the user will only need to use a single fuel cell with a supply of smaller fuel cartridges, resulting in reduced overall size and weight.

We have an intellectual property portfolio consisting of 14 issued patents, 8 patents pending, that are being developed and various trade secrets for our proprietary technology.  We use a unique, patented and award winning, silicon-based design for our Powerchip™  micro fuel cells that enable higher power densities, lower cost and compact form-factors. The PowerChip™  technology has been recognized for both its innovativeness and its application potential from noted sources including the 2012 ZINO Green finalist, the 2010 WTIA finalist, 2010 Best of What’s New Popular Science and other awards.

Strategy and Current Business

Along with our on-going efforts to develop and improve our technology, we have sought out interested third parties and potential customers to purchase and validate our products and to explore potential sales and licensing opportunities. In 2012 we delivered a commercial system based on the PowerChip™  platform to a Fortune 150 US Defense Supplier.  The defense supplier is exploring the use of our PowerChip™  fuel cell for a range of applications including soldier power, remote power stations, and unmanned underwater and aerial vehicles. We have submitted grants jointly with this defense supplier and expect results from these submissions.  We also shipped PowerChip™  and BuzzBar™  products to a Fortune 110 Consumer company and continue to have dialog with this customer. In October 2013, we received a purchase order from the Defense Research and Development Organization (DRDO) of the Government of India for multiple units. In November 2013 we acquired certain fuel cell assets from Clean Tech Investors, LLC along with a direct investment into the Company. These assets open up other large markets that Neah intends to serve going forward.  Earlier in the year the company accepted pre-orders for BuzzBar™  products and in August 2014 began shipping BuzzBar™  products both to those who ordered and to larger retail potential partners.

This success was made possible by our efforts to advance the development and maturity of our systems, improve design, and test longevity of the fuel cell and completion of a closed loop, self-contained system, not requiring the availability of oxygen from the environment. This “anaerobic” system is an important differentiating feature of our PowerChip™  fuel cell technology. The “non-air breathing” feature of creating its own oxygen allows operation in a wide range of environmental conditions that is not dependent upon temperature, humidity, or particulate. This would include extreme environments, such as underwater, high atmospheric, or particulate or gaseous contaminated conditions.  This is an important feature for underwater, aerial, and other mission critical applications. The fuel cell is insensitive to relative humidity and temperature only to the extent of the freezing point of the fuel itself.

The BuzzBar™ suite includes a battery charger (BuzzBar™) which has the unique capability to take input from a variety of sources, allowing an off-the-grid lifestyle for a consumer. The variety of sources include a fuel cell (BuzzCell™), battery pack (BuzzBat™) solar panel (BuzzSol ™) as well as traditional sources like a wall outlet and USB based charging. The BuzzBar™  was  introduced in December 2013, and the BuzzBat™  and BuzzSol™  will be introduced shortly. The BuzzCell™  is an instantly rechargeable miniature fuel cell, comparable in size to leading edge smart phones.  The fuel cell has no moving parts, uses cost effective, highly manufacturable technologies. This technology has been under development by us for the last two years, and the company has submitted two patent applications, and has various trade secrets, and ‘know how’ related to this technology. The replaceable cartridge consists of a non-toxic biofuel and supporting electrolyte, and when connected to the BuzzCell™, instantly displaces the old (spent fuel) and re-charges it with fresh fuel. The cartridge can then be disconnected. BuzzBar™  charges all smart phones using a USB output. No modification is needed to the phone, but depending on the model of phone, it might need connector adaptors.

We continue to explore licensing and product sales opportunities with leading defense, commercial and consumer companies. Our discussions with potential customers include, but are not limited only to, the following:

•	Continuing discussions with the DRDO to license our technology for production and use for India military applications.

•	We have a letter of interest with a large U.S. based aerospace company, and we have provided a scope of work with detailed milestones and a commercial proposal for commercial aviation applications. Depending on the availability of sufficient funding, our plans for fiscal 2015 include progress on various milestones related to this scope of work.

•	We have commercial proposals for the BuzzBar™ technology to a large consumer company who has expressed interest in this product.

•	A large commercial entity in India has expressed significant interest in the BuzzBar™ suite of products, and as part of the initial limited production run, we have shipped units to this customer for evaluation.

•	We continue to submit grant proposals to various defense agencies for both the PowerChip™ and the BuzzBar™ technologies. These are jointly submitted with the defense supplier and other parties.

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

For the PowerChip™  technology, we are focusing our initial sales strategy on markets requiring anaerobic or low oxygen content environments, such as underwater, transportation, aerospace and military applications. Our product focus for fiscal 2015 will be directed to our business with the aforementioned US defense supplier and the proposal to the commercial aviation provider, as well as fuel cell range extenders for electric and other recreational vehicles.

For the PowerChip™  and the BuzzBar™  product, we will also continue to pursue adoption in the consumer markets. While the size of the consumer markets is very significant, the adoption cycle can be much longer than the other markets that we are currently focused on. These longer adoption cycles are driven by longer lead times for product development, distribution, supply chain implementation, and consumer specific safety testing. We are in preliminary discussions with a large consumer company for consumer applications, which, if successful, is expected to take 6 to 16 months for product placement on store shelves.

The deployment of our business strategy has been delayed due to the availability of capital and our inability to raise sufficient capital to fund ongoing operations, sales and marketing and production. Assuming we are able to continue to obtain sufficient financing, we intend to focus on production and delivery of products to customers and sales efforts. We intend to continue to develop business relationships and demonstrate our technology to potential leading edge adopters.

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

Our BuzzBar™  technology is targeted for low power applications and uses air from the surrounding ambient in its current implementation. We are also exploring the use of the PowerChip™  technology for these low power, consumer oriented applications.

The BuzzBar™  product is based on an Anion Exchange Membrane, and uses some processing steps from the PowerChip™  technology to build a cost effective product for consumer oriented applications.  We intend to discuss our BuzzBar™  technology in more detail as we implement patent protection around this technology.

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

Our Proprietary Rights and Intellectual Property

We rely primarily on patents and contractual obligations with employees and third parties to protect our proprietary rights. We continue to seek appropriate patent protection for our proprietary technologies by filing patent applications in the U.S. and in certain foreign countries. As of the date of this Annual Report on Form 10-K, we own or control 14 issued patents and have 8 patents pending.

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

There is a number of existing U.S. patents covering PEM-based direct methanol fuel cells held by several organizations. We believe our fuel cell design and technology do not conflict with these patents and are independently protectable.

Research and Development

We conduct our research and development, marketing and sales activities at our headquarters in Bothell, Washington. Contingent upon the receipt of adequate financing, we plan to continue investing in research and development, marketing, and sales. We anticipate that these efforts, and resulting costs, will increase in fiscal year 2015 compared to prior years due to increased product development related to specific customer products and to additional improvements to our technology. For the years ended September 30, 2014 and 2013, our expenses related to research and development were $1,300,265 and $484,494, respectively.

Employees

As of September 30, 2014, we had 10 employees, including one executive officer, one administrative and eight technical employees.  We also had an additional executive officer who is a part time contractor and not an employee. We continue to use part-time staff composed of former full-time employees, and contractors for various technical and administrative services. We expect to continue to use outside business development consultants, whose compensation will be based on revenue opportunities they create.

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

Our current monthly cash operating expenses are approximately $210,000. We have no significant revenues and we expect that our current cash will last us only through December 2014. Accordingly, we will need to raise financing to fund our operations. In the event we are unable to obtain the additional financing required to meet our cash needs, on a timely basis, we will have to reduce or curtail operations which would materially and adversely affect our development efforts, and we may need to seek protection under the bankruptcy laws. Even if such financing is obtained, it may not be on commercially acceptable terms or may otherwise substantially dilute the equity interests of our current shareholders.

Our auditors have issued a “going concern” modification in their report on our Consolidated Financial Statements.

The auditors’ report on our Consolidated Financial Statements as of September 30, 2014 and 2013 indicates that there is substantial doubt about our ability to continue as a going concern based upon our accumulated deficit and negative working capital at September 30, 2014, our recurring net losses, and the cash used in operations for the year ended September 30, 2014. We may be unable to obtain sufficient funds from financing activities or our planned operations to support our continued business. If we cannot continue as a going concern, we may need to substantially revise our business plan, cease operations, sell or seek protection under the bankruptcy laws.

We have incurred net losses each year since our inception and had accumulated losses of approximately $ 62.4 million through September 30, 2014. We expect to continue to incur net losses at least through our fiscal year 2015 and these losses may be substantial. To implement our business strategy, we will continue to incur considerable research and development expenses and capital expenditures. Accordingly, if we are unable to generate substantial revenues to cover these expenses we will not achieve profitability.

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

Our amendment to the articles of incorporation authorize the issuance of 1,800,000,000 shares of common stock and 5,000,000 shares of “blank check” preferred stock, with designations, rights and preferences that may be determined from time to time by our board of directors, which may be superior to those attached to the common stock. As of the date of this Annual Report on Form 10-K, we have the following designated classes of preferred stock:

•	2,000,000 shares of preferred stock designated as Series B Preferred Stock, with 1,314,988 shares issued and outstanding and which are convertible into an estimated 165,617,183 shares of our common stock as of September 30, 2014 (the exact number of which is not determinable at this time because the Series B are convertible into shares of our common stock based on the future trading price of our common stock). The Series B shares can be converted to Common stock or redeemed in cash, solely at the discretion of the Company.

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

Our common stock is subject to the SEC regulations for “penny stock.” Penny stock includes any non-Nasdaq or other exchange listed equity security that has a market price of less than $5.00 per share, subject to certain exceptions. The regulations require that prior to any non-exempt buy/sell transaction in a penny stock; a disclosure schedule set forth by the SEC relating to the penny stock market must be delivered to the purchaser of such penny stock. This disclosure must include the amount of commissions payable to both the broker-dealer and the registered representative and current price quotations for the common stock. The regulations also require that monthly statements be sent to holders of penny stock, which disclose recent price information for the penny stock and information of the limited market for penny stocks. These requirements adversely affect the market liquidity of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate offices and laboratory facilities are located at 22118 20th Ave SE, Suite 142, Bothell Washington, where we lease approximately 2,000 square feet of office space and 4,053 square feet of laboratory space. As of November 1, 2011 we entered into an amended lease agreement with the landlord to extend our lease through October 31, 2013. As of November 1, 2013, Neah has a holdover month-to-month agreement with the landlord at no change in monthly rent. (Please see Note 13 to our Notes to Consolidated Financial Statements). The average monthly rental payment including utilities and operating expenses for the facility is approximately $12,000 per month. We believe that the leased facility is in good condition and adequate to meet our current and anticipated requirements.

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

As of September 30, 2014 we remained a party to certain judgments and legal actions related to failure to pay outstanding invoices on Accounts Payable, representing a total liability of approximately $164,000 which is included in our financial statements as Accounts Payable. We continue to work with these vendors to negotiate and settle these debts, based on available cash resources.

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

	High	Low
Fiscal Year Ended September 30, 2013:
First Quarter (October 1, 2012 – December 31, 2012)	$0.0165	$0.0063
Second Quarter (January 1, 2013 – March 31, 2013)	$0.0100	$0.0050
Third Quarter (April 1, 2013 – June 30, 2013)	$0.0100	$0.0048
Fourth Quarter (July 1, 2013 –September 30, 2013)	$0.0058	$0.0031

Fiscal Year Ended September 30, 2014:
First Quarter (October 1, 2013 – December 31, 2013)	$0.0233	$0.0040
Second Quarter (January 1, 2014 – March 31, 2014)	$0.0533	$0.0080
Third Quarter (April 1, 2014 – June 30, 2014)	$0.0270	$0.0149
Fourth Quarter (July 1, 2014 –September 30, 2014)	$0.0170	$0.0100

The last sale price of our common stock on December 12, 2014 was $0.0076. The source of the data is www.nasdaq.com.

Holders

As of December 12, 2014, there were approximately 405 holders of record of our common stock. This number does not include beneficial owners of common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

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

Unregistered Sales of Equity Securities

The information below lists all of the securities we sold during the fiscal year that ended September 30, 2014, other than those sales previously reported in a Current Report on Form 8-K or a Quarterly Report on Form 10-Q, which were not registered under the Securities Act, including all sales of reacquired securities, as well as new issues, securities issued in exchange for property, services, or other securities, and new securities resulting from the modification of outstanding securities. No underwriting discounts or commissions were incurred in connection with any of the following transactions. Each of the transactions was conducted as a private placement, without the use of any general solicitation, and was exempt from registration under Section 4(2) of the Securities Act.

•	In August 2014, we issued to Asante Africa 937,500 shares of common stock as a donation to their organization. Asante Africa is a non-profit organization working to educate children in rural areas of Africa. This issuance was valued at $15,000.

•	In September 2014, we issued 1,875,000 shares of our common stock to Agoracom Investor Relations Corporation for services rendered, valued at $37,500.

•	In September 2014, we issued 291,667 shares of common stock to Consilium Global Research for services rendered, valued at $4,375.

•	In November and December 2014, pursuant to the Global Amendment, the Company issued 15,664,746 shares of unrestricted common stock to Inter-Mountain as the first installment pursuant to the terms of the of the Loan and the Global Amendment

•	In December 2014, the Company issued 291,667 shares to a vendor for services rendered, pursuant to an agreement.

•	On December 18, 2014, Neah Power Systems, Inc. (“we” or the “Company”) entered into a Six Month Convertible Promissory Note and corresponding Convertible Note Purchase Agreement (the “Note”) with Rich Niemiec (the “Investor”). The Note has a principal balance of $400,000 and carries a 10% per annum interest rate with a maturity date of June 19, 2015. The Note is convertible into shares of the Company’s Common Stock at the lower of (A) the 10-day trailing volume weighted average bid price of the Company’s Common Stock, calculated at time of conversion, or (B) $0.008 per share. As part of the transaction, the Company issued the Investor a Warrant to purchase 50,000,000 shares of the Company’s Common Stock at $0.008 per share, subject to adjustment.

The purchase and sale of shares of Common Stock pursuant to the Securities Agreement are being made pursuant to a private placement transaction exemption under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder. The offering was not conducted in connection with a public offering and no public solicitation or advertisement was made or relied upon by the investors in connection with the offering.

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview and Background

The following management’s discussion and analysis is intended to provide information necessary to understand our audited condensed consolidated financial statements and highlight certain other financial information, which in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition, and results of operations. In particular, the discussion is intended to provide an analysis of significant trends and material changes in our financial condition and operating results during the year ended September 30, 2014, compared to the year ended September 30, 2013. Operating results for the year ended September 30, 2014 are not necessarily indicative of the results that may be expected for any future period. Investors should read the following discussion and analysis in conjunction with our audited financial statements and related notes for the year ended September 30, 2014.

We are developing two classes of fuel cells, one referred to as the PowerChip™ and the other as the BuzzCell™. The PowerChip™ is a silicon based fuel cell that uses traditional computer chip manufacturing to build the fuel cell. The BuzzCell™ product was developed during the last two years using some processing steps of the PowerChip™ technology and using polymeric materials for a lower cost, consumer oriented product. The PowerChip™ is targeted for applications (anaerobic) where the quality of the surrounding air is unpredictable or not available like diesel-fumes contaminated environments or underwater applications. The BuzzCell™ product uses air from the surrounding environment and is targeted for consumer-oriented and less aggressive applications for lower power ranges. The Company is also developing Formira™, a reformer platform for direct on-site generation of hydrogen gas. Customers will be able carry a liquid with a better safety profile and generate hydrogen gas at point of use rather than carrying high pressure hydrogen gas cylinders.  Our technology and its applications have been validated both by our own research and customer results. We believe our fuel cells will outperform lithium ion batteries and other similar power sources, with longer run time, shorter recharge time, ease of portability, and other measures of performance. We anticipate that our fuel cell solution will be particularly beneficial in applications requiring the use of more than one battery because the user will only need to use a single fuel cell with a supply of smaller fuel cartridges, resulting in reduced overall size and weight.

We have an intellectual property portfolio consisting of 14 issued patents, 8 patents pending, that are being developed and various trade secrets for our proprietary technology.  We use a unique, patented and award winning, silicon-based design for our Powerchip™  micro fuel cells that enable higher power densities, lower cost and compact form-factors. The PowerChip™  technology has been recognized for both its innovativeness and its application potential from noted sources including the 2012 ZINO Green finalist, the 2010 WTIA finalist, 2010 Best of What’s New Popular Science and other awards.

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

For the PowerChip™  technology, we are focusing our initial sales strategy on markets requiring anaerobic or low oxygen content environments, such as underwater, transportation, aerospace and military applications. Our product focus for fiscal 2015 will be directed to our business with the large US defense supplier and the proposal to the commercial aviation provider, as well as fuel cell range extenders for electric and other recreational vehicles.  For the PowerChip™  and the BuzzBar™  suite of products, we will also continue to pursue adoption in the consumer markets. While the size of the consumer markets is very significant, the adoption cycle can be much longer than the other markets that we are currently focused on.

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

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of our Company as a going concern. Since inception, we have reported net losses, including losses of $3,831,809 and $2,385,899 during the years ended September 30, 2014 and 2013, respectively, and we expect losses to continue in the near future as we grow our operations. At September 30, 2014, we have a working capital deficit of $1,132,228, and an accumulated deficit of $62,367,631. Net cash used by operating activities was $2,513,568 and $745,966 during the years ended September 30, 2014 and 2013, respectively. We have funded our operations through sales of our common and preferred stock, and short-term borrowings. In this regard, during the year ended September 30, 2014, we raised a net amount of $2,954,488 from our financing activities. These factors raise substantial doubt about our ability to continue as a going concern.

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

Recent Financing Activities

On November 21, 2013, we issued 36,901,400 shares of our common stock to Clean Tech Investors, LLC, at a price per share of $0.019 and received gross proceeds of $700,000 under the terms of a Security Purchase Agreement.

In December 2013, we issued 36,000 shares of Series B Preferred Stock to Summit Trading Limited at a price per share of $1 and received gross proceeds of $36,000 under the terms of a Security Purchase Agreement.

On March 28, 2014, we issued 475,119 shares of Series B Preferred Stock to Sierra Trading Corp at a price per share of $1 and received gross proceeds of $475,119 under the terms of a Security Purchase Agreement.

On March 28, 2014, we issued 237,270 shares of Series B Preferred Stock to Summit Trading Limited at a price per share of $1 and received gross proceeds of $237,270 under the terms of a Security Purchase Agreement.

On May 15, 2014, we issued 250,789 shares of Series B Preferred Stock to Sierra Trading Corp at a price per share of $1 and received gross proceeds of $250,789 under the terms of a Security Purchase Agreement.

On June 9, 2014, we issued 229,816 shares of Series B Preferred Stock to Summit Trading Limited at a price per share of $1 and received gross proceeds of $229,816 under the terms of a Security Purchase Agreement.

On June 11, 2014, we issued 33,333,333 shares of our common stock to John de Neufville at a price per share of $0.015 and received gross proceeds of $500,000 under the terms of a Security Purchase Agreement. We also issued two three year warrants, one to purchase 8,333,333 shares of common stock with an exercise price of $0.003 per share, and one to purchase 3,333,333 shares of common stock with an exercise price of $0.0375.

On June 30, 2014, we issued 85,994 shares of Series B Preferred Stock to Summit Trading Limited at a price per share of $1 and received gross proceeds of $85,994 under the terms of a Security Purchase Agreement.

Liquidity and Capital Resources

We used cash of $2,513,568 in our operating activities in the year ended September 30, 2014, compared to $745,966 in the same period in 2013. During the year ended September 30, 2014, our use of cash was offset by $690,395 for the payment of services with equity instruments and $73,713 by the amortization of certain debt discounts.  We also incurred a non-cash loss of $403,133 related to losses on debt settlements. During the year ended September 30, 2014, we incurred changes in operating assets and liabilities of $ 10,563 that off set our use of cash.

We used $44,458 for investing activities related to fixed asset purchases and received $64,327 in proceeds from sales of fixed assets in the year ended September 30, 2014, compared to zero in the same period in 2013.  Changes in cash from investing activities in 2014 reflect net capital proceeds of $15,869.

Our financing activities provided cash of $2,954,488 in the year ended September 30, 2014 compared to $529,167 in the same period in 2013. During the year ended September 30, 2014, we:

•     sold common stock and received net proceeds of $1,200,000;

•     sold Series B preferred stock and received net proceeds of $1,314,988; and

•     received proceeds from convertible debentures, net of payments of principals, of $437,500

•     received net proceeds from warrant exercise of $2,000.

Results of Operations

Year Ended September 30, 2014, Compared to Year Ended September 30, 2013

Revenues for the years ended September 30, 2014 and 2013 were $1,787 and $149,179 respectively. Fiscal year 2014 consisted of sales of various BuzzBar and related products to individuals. In fiscal year 2013 revenue is predominately from a multi year development contract with a customer.

Research and development expenses (“R&D”) consist primarily of salaries and other personnel-related expenses, facilities costs, and other laboratory and research related expenses. Total R&D costs for the year ended September 30, 2014 increased by $734,749 to $1,300,265 from $565,516 for the same period in 2013.  The increase was primarily due to increase in R&D salaries and wages of $262,080, an increase in project expenses of $423,391 and an increase in facilities cost and depreciation expense of $49,278.

Marketing and sales expenses (“Marketing”) consist primarily of salaries and other personnel-related expenses, marketing, patent expenses, public relations consultants, and other related expenses to market products and prepare for placement of product into market. Total Marketing costs for the year ended September 30, 2014 increased by $274,133, to $823,685 from $549,552 for the same period in 2013.  The increase was primarily due to increase in Marketing salaries, wages, benefits and stock compensation of $101,004 to $293,765 from $192,761, an increase in marketing, patent expense, public relations consultants and other related expenses of $173,129 to $529,920 from $356,791.

General and administrative expenses (“G&A”) consist primarily of salaries and related expenses for our management, finance and related personnel, professional fees, such as accounting and legal, corporate insurance and facilities costs, and non-employee members of our board of directors.  G&A expenses decreased to $932,017 from $1,093,637 for the same period in 2013.  The decrease in G&A expense in the year ended September 30, 2014 of $161,620 was primarily due to the following:

•	a decrease of $11,052 to $230,226 from $241,278 in employee and director stock compensation expense,

•	a decrease in board compensation of $1,682 to $50,152 from $51,834, recorded in the same period in 2013.

•	an increase in other expenses of $47,428 to $119,822 from $72,394 recorded in the same period in 2013.

•	an increase in salaries expense of $29,310 to $169,052 from $139,742 (including payroll taxes and benefits), recorded for the same period in 2013.

•	a decrease in professional services of $225,624 to $362,765 from $588,389, recorded for the same period in 2013.

Interest expense decreased by $71,011 for the year ended September 30, 2014 to $100,061 compared with $171,072 in the same period in fiscal 2013. The decrease in the year ended September 30, 2014 compared with the same period in 2013 was primarily due to lower debt discount costs amortized to interest expense in 2014.

Financing costs increased $239,794 to $276,694 from $36,900, recorded in the same period in 2013.  The increase in the year ended September 30, 2014 compared with the same period in 2013 was primarily due to increased costs of acquiring new debt in 2014.

Loss on settlements of liabilities increased $345,411 to $403,133 from $57,722, recorded in the same period in 2013.  The increase in the year ended September 30, 2014 compared with the same period in 2013 was primarily due to increased share issuances necessary to settle debt with stock and warrants.

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

Revenue recognition

In general, we recognize revenue when we have persuasive evidence of an arrangement, the services/goods have been provided or delivered to the customer, the price is fixed and determinable, no significant unfulfilled obligations exist, and collectability is reasonably assured. Revenue from research and development arrangements is recognized either (a) as performance is estimated to be completed which is based on factors such as costs or direct labor hours of the project, or (b) using the milestone method if the contractual milestones in the arrangement are determined to be substantive. Each research and development arrangement is analyzed to determine the appropriate revenue recognition method to be utilized. Estimates of performance completion are reviewed on a periodic basis and are subject to change, and changes could occur in the near term. If an estimate is changed, revenue could be impacted significantly. Payments received in excess of amounts earned are recorded as deferred revenue. At September 30, 2014 there is $20,244 of deferred revenue included in other liabilities on the consolidated balance sheet ($10,601 at September 30, 2013).  Revenue from the sale of products is generally recognized after both the goods are shipped to the customer and acceptance has been received, if required. Our products are shipped complete and ready to be incorporated into higher-level assemblies by our customers. The terms of the customer arrangements generally pass title and risk of ownership to the customer at the time of shipment.

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

Off-Balance Sheet Arrangements

As of September 30, 2014 we did not have any off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 8                 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is set forth in our Consolidated Financial Statements and Notes thereto beginning at page F-1 of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Neah Power Systems, Inc.

Bothell, Washington

We have audited the accompanying consolidated balance sheets of Neah Power Systems, Inc. and Subsidiary ("the Company") as of September 30, 2014 and 2013, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Neah Power Systems, Inc. and Subsidiary, as of September 30, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 3 to the consolidated financial statements, the Company had an accumulated deficit of $62,367,631 and a working capital deficit of $1,132,228 at September 30, 2014.  Additionally, net cash used in operating activities was $2,513,568 for the year ended September 30, 2014, and the Company has experienced recurring net losses since inception.  This raises substantial doubt about the Company's ability to continue as a going concern.  Management's plans regarding this matter are also described in Note 3.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ PETERSON SULLIVAN LLP

Seattle, Washington

December 23, 2014

NEAH POWER SYSTEMS, INC. CONSOLIDATED BALANCE SHEETS
	September 30, 2014	September 30, 2013
ASSETS
Current Assets
Cash & cash equivalents	$475,135	$18,346
Restricted cash	10,000	-
Note receivable, net of allowance for uncollectable accounts of $52,347 and $58,347, respectively	-	-
Accounts receivable	6,300	6,300
Prepaid expenses and other current assets	188,233	108,542
Total current assets	679,668	133,188
Property and equipment, net	83,511	9,615
Total assets	$763,179	$142,803
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$842,786	$882,674
Accrued compensation and related expenses	414,898	381,873
Other liabilities	89,733	88,354
Notes payable and accrued interest, net of discount of $48,385 and $37,908, respectively	464,479	135,844
Total current liabilities	1,811,896	1,488,745

Commitments and contingencies (see note 13)	-	-

Stockholders' deficit
Preferred stock $0.001par value: 5,000,000 shares authorized Series B convertible: 2,000,000 shares designated 1,314,988 and 286,700 shares issued and outstanding, respectively	1,315	287
Common stock $0.001 par value, 1,800,000,000 shares authorized 966,107,350 and 766,991,327 shares issued and outstanding, respectively	966,107	766,991
Additional paid-in-capital	60,351,492	56,422,602
Accumulated deficit	(62,367,631)	(58,535,822)
Total stockholders' deficit	(1,048,717)	(1,345,942)
Total liabilities and stockholders' deficit	$763,179	$142,803

See Notes to Consolidated Financial Statements

NEAH POWER SYSTEMS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE YEARS ENDED SEPTEMBER 30,
	2014	2013

Revenues
System and concept development	$-	$149,179
Product	1,787	-
Total revenues	1,787	149,179
Cost of revenues	1,730	2,332
Gross profit	57	146,847
Operating expenses
Research and development	1,300,265	565,516
Marketing and sales	823,685	549,552
General and administrative	932,017	1,093,637
Total operating expenses	3,055,967	2,208,705
Loss from operations	(3,055,910)	(2,061,858)
Other income (expense)
Financing costs	(276,694)	(36,900)
Interest expense	(100,061)	(171,072)
Loss on sale of equipment	(2,011)	-
Loss on settlement of liabilities	(403,133)	(57,722)
Other	6,000	(58,347)
Net (loss)	$(3,831,809)	$(2,385,899)
Net (loss) per share
Basic and diluted loss per common share	$(0.00)	$(0.00)
Weighted average shares used to compute net loss per share
Basic and diluted weighted average common shares outstanding	896,518,105	601,765,763

See Notes to Consolidated Financial Statements

NEAH POWER SYSTEMS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the years ended September 30,
	2014	2013

Cash flows from operating activities:
Net loss	$(3,831,809)	$(2,385,899)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,910	838
Amortization of debt discount	81,194	165,752
Financing costs paid in equity and debt issuance	104,569	-
Stock-based compensation expense from options, warrants, and shares issued for services	690,395	432,124
Issuance of note payables as consideration for consulting services		100,000
Bad debt allowance	(6,000)	58,347
Loss on settlement of liabilities, net	403,133	57,722
Loss on sale of equipment	2,011	-
Non-cash charitable donations of fixed assets and stock	35,947
Other		(4,750)
Changes in operating assets and liabilities
Accounts receivable	-	32,200
Prepaid expenses and other current assets	(34,692)	187,803
Accounts payable	(10,387)	340,977
Accrued compensation and related expense	33,025	240,476
Accrued interest and other liabilities	15,136	28,444
Net cash used in operating activities	(2,513,568)	(745,966)
Cash flows from investing activities
Proceeds from sale of equipment	64,327	-
Purchases of equipment	(44,458)
Change in restricted cash	(10,000)	-
Collection of notes receivable	6,000
Net cash provided by investing activities:	15,869	-
Cash flows from financing activities:
Proceeds from sale of common stock	1,200,000	338,000
Proceeds from notes payable, net	570,000	160,500
Proceeds from sale of preferred stock	1,314,988	59,000
Proceeds from warrant exercise	2,000	-
Principal payments on notes payable	(132,500)	(28,333)
Net cash provided by financing activities	2,954,488	529,167
Net change in cash and cash equivalents	456,789	(216,799)
Cash and cash equivalents, beginning of year	18,346	235,145
Cash and cash equivalents, end of year	$475,135	$18,346

Supplemental cash flow information
Cash paid for interest	$5,647	$-
Cash paid for income taxes	$-	$-

Noncash investing and financing activities
Shares and warrants issued in connection with settlement of liabilities and conversion of convertible notes	$597,278	$422,674
Shares issued in connection with an Asset Purchase Agreement	$120,633	$-
Accounts payable exchanged into notes payable	$-	$15,000
Obligation to landlord paid by third party in exchange for a convertible note payable	$-	$73,332
Discount (including beneficial conversion feature) on notes payable	$91,671	$189,728
Original issue discount on note payable issued	$45,000	$-
Conversion of Series B and C preferred stock to common stock	$56,266	$50,859

See Notes to Consolidated Financial Statements

NEAH POWER SYSTEMS, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT For the years ended September 30, 2014 and 2013

	Preferred Stock								Total Stockholders' Deficit
	Series B Preferred Stock		Series C Preferred Stock		Common stock		Additional paid-in capital	Accumulated Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balances at September 30, 2012	420,700	$421	6,571	$6	503,041,505	$503,041	$55,244,886	$(56,149,923)	$(401,569)
Issuance of common stock in settlement of liabilities					1,813,819	1,814	18,186		20,000
Issuance of common stock and warrants on conversion of notes payable and related accrued interest					95,147,366	95,147	307,527		402,674
Issuance of common stock and warrants for services					12,770,973	12,771	175,216		187,987
Proceeds from issuance of common stock and warrants					101,850,764	101,851	236,149		338,000
Stock-based compensation - options							244,137		244,137
Issuance of Series B Preferred Stock	59,000	59					58,941		59,000
Conversion of Series B Preferred Stock to common stock	(193,000)	(193)			44,288,136	44,288	(44,095)		-
Conversion of Series C Preferred Stock to common stock			(6,571)	(6)	6,571,000	6,571	(6,565)		-
Beneficial conversion feature on convertible debt issued							189,728		189,728
Dividends Series B Preferred Stock paid in common stock					1,507,764	1,508	(1,508)		-
Net loss for the year ended September 30, 2013								(2,385,899)	(2,385,899)
Balances at September 30, 2013	286,700	$287	-	$-	766,991,327	$766,991	$56,422,602	$(58,535,822)	$(1,345,942)
Issuance of common stock in settlement of liabilities					18,545,595	18,546	521,454		540,000
Issuance of common stock on conversion of notes payable					15,353,144	15,353	41,925		57,278
Issuance of common stock and warrants for services					5,673,346	5,673	143,381		149,055
Issuance of common stock for cash					33,333,333	33,333	466,667		500,000
Issuance of common stock for funding and asset purchase					60,100,000	60,100	760,533		820,633
Issuance of common stock in connection with fee associated with note payable issues					7,294,748	7,295	89,774		97,068
Issuance of common stock for donation					937,500	938	14,063		15,000
Exercise of warrants					1,612,204	1,612	388		2,000
Stock-based compensation - options							541,341		541,341
Issuance of Series B Preferred Stock	1,314,988	1,315					1,313,673		1,314,988
Conversion of Series B Preferred Stock to common stock	(286,700)	(287)			56,266,153	56,266	(55,979)		-
Beneficial conversion feature on convertible debt issued							91,671		91,671
Net loss for the year ended September 30, 2014								(3,831,809)	(3,831,809)
Balances at September 30, 2014	1,314,988	$1,315	-	$-	966,107,350	$966,107	$60,351,492	$(62,367,631)	$(1,048,717)

See Notes to Consolidated Financial Statements

NEAH POWER SYSTEMS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Description of business

Organization

Our Company was incorporated in the State of Nevada in 2001, as Neah Power Systems, Inc., and together with its subsidiary, is referred to as the “Company”, “we”, “us”, or “our”.

Business

We are engaged in the development and sale of renewable energy solutions using our direct methanol micro fuel cell technology, our formic acid fuel cell technology and our reformer technology. Our fuel cells are designed to replace existing rechargeable battery technology in a variety of applications and can run in either aerobic or anaerobic modes. We are developing solutions specifically targeted for the military, transportation vehicles, and portable electronics applications. Our long-lasting, efficient and safe power solutions include devices, such as notebook PCs, military radios, and other power-hungry computer, entertainment and communications products. We use a unique patented, silicon-based design for our micro fuel cells that create higher power densities and enables lighter-weight, smaller form-factors, and will potentially create more cost effective manufacturing and potentially lower product costs.

We are developing two classes of fuel cells, one referred to as the PowerChip™  and the other as the BuzzCell™  product. The PowerChip™ is a silicon based fuel cell that uses traditional computer chip manufacturing to build the fuel cell. The BuzzCell™  product was developed during the last two years using some processing steps of the PowerChip™  technology and using polymeric materials for a lower cost, consumer oriented product. The PowerChip™  is targeted for applications (anaerobic) where the quality of the surrounding air is unpredictable or not available like diesel-fumes contaminated environments or underwater applications. The BuzzCell™  product uses air from the surrounding environment and is targeted for consumer-oriented and less aggressive applications for lower power ranges. The Company is also developing Formira™, a reformer platform for direct on-site generation of hydrogen gas. Customers will be able carry a liquid with a better safety profile and generate hydrogen gas at point of use rather than carrying high pressure hydrogen gas cylinders.

Our laboratory facilities and corporate office are located in Bothell, Washington.

Note 2 – Summary of significant accounting policies

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

Consolidation

The consolidated financial statements include the accounts of the Company and our wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated.

Cash and cash equivalents and restricted cash

We consider all highly liquid investments purchased with maturities of three months or less to be cash equivalents. We place our cash balances with high credit quality financial institutions. At times, such balances may be in excess of the FDIC insurance limit. Restricted cash is reported separately and not reported as cash and cash equivalents.  Restricted cash is reserved as collateral against a bank issued company credit card.

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

Contingencies

Certain conditions may exist as of the date financial statements are issued, which may result in a loss but which will only be resolved when one or more future events occur or do not occur. We assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to pending legal proceedings that are pending against us or unasserted claims that may result in such proceedings, we evaluate the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein. If the assessment of a contingency indicates that it is probable that a liability has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in our consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable would be disclosed.

Fair value of financial instruments

The carrying value of cash and cash equivalents approximate their fair value (determined based on level 1 inputs in the fair value hierarchy) based on the short-term nature of these financial instruments. The carrying values of the note receivable, before allowance, and notes payable and accrued interest approximate their fair value (determined based on level 3 inputs in the fair value hierarchy) because interest rates approximate market interest rates.

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

Revenue recognition

In general, we recognize revenue when we have persuasive evidence of an arrangement, the services/goods have been provided or delivered to the customer, the price is fixed and determinable, no significant unfulfilled obligations exist, and collectability is reasonably assured. Revenue from research and development arrangements is recognized either (a) as performance is estimated to be completed which is based on factors such as costs or direct labor hours of the project, or (b) using the milestone method if the contractual milestones in the arrangement are determined to be substantive. Each research and development arrangement is analyzed to determine the appropriate revenue recognition method to be utilized. Estimates of performance completion are reviewed on a periodic basis and are subject to change, and changes could occur in the near term. If an estimate is changed, revenue could be impacted significantly. Payments received in excess of amounts earned are recorded as deferred revenue. At September 30, 2014 there is $20,244 of deferred revenue included in other liabilities on the consolidated balance sheet ($10,601 at September 30, 2013).  Revenue from the sale of products is generally recognized after both the goods are shipped to the customer and acceptance has been received, if required. Our products are shipped complete and ready to be incorporated into higher-level assemblies by our customers. The terms of the customer arrangements generally pass title and risk of ownership to the customer at the time of shipment.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.  There has been no impact on previously reported net income (loss) or shareholders’ deficit from such reclassifications.

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for the fiscal and interim reporting periods beginning after December 15, 2016 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09. Management is currently evaluating the impact of the Company's pending adoption of ASU 2014-09 on its consolidated financial statements.

In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014-15), which provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures.  ASU 2014-15 will be effective for the year ended September 30, 2017, with early adoption permitted.  The Company is currently evaluating the impact of its pending adoption of ASU 2014-15 on its consolidated financial statements.

Note 3 – Going concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of our Company as a going concern. Since inception, we have reported net losses, including losses of $3,831,809 and $2,385,899 during the years ended September 30, 2014 and 2013, respectively, and we expect losses to continue in the near future as we grow our operations. At September 30, 2014, we have a working capital deficit of $1,132,228, and an accumulated deficit of $62,367,631. Net cash used by operating activities was $ 2,513,568 and $745,966 during the years ended September 30, 2014 and 2013, respectively. We have funded our operations through sales of our common and preferred stock, and short-term borrowings. In this regard, during the year ended September 30, 2014, we raised a net amount of $2,954,488 from our financing activities. These factors raise substantial doubt about our ability to continue as a going concern.

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

Note 4 – Net loss per share

Basic and diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Common stock equivalents for 2014 and 2013 are excluded as the effect would be anti-dilutive due to our net losses.

The following numbers of shares have been excluded from net loss per share computations:

Shares	2014	2013
Convertible preferred stock	165,617,183	80,681,642
Convertible debt	66,365,107	26,118,334
Common stock options (see note 11)	236,096,007	240,482,543
Common stock purchase warrants	368,585,978	371,668,230
(see note 11)

Note 5 – Property and equipment

Property and equipment consisted of the following:

	September 30, 2014	September 30, 2013
Laboratory equipment	$1,229,716	$1,344,273
Computer hardware and software	213,376	168,285
Leasehold improvements	579,641	580,000
Total property and equipment	$2,022,733	$2,092,558
Accumulated depreciation and amortization	(1,939,222)	(2,082,943)
Net property and equipment	$83,511	$9,615

Note 6 – Note receivable

In May 2011, we announced that we had signed a non-binding letter of intent to acquire privately-held Exigent Security Products, Inc. (“Exigent”). We have since discontinued our efforts to consummate this acquisition and we have terminated this letter of intent. During the year ended September 30, 2011 and in conjunction with the acquisition efforts, we advanced $47,500 to Exigent pursuant to a note receivable due in June 2012, which bears interest at 10% per annum and is collateralized by certain technology. The total principal and interest due has been fully reserved as of September 30, 2014 and 2013.

Note 7 – Prepaid Expenses and Other Current Assets

Prepaid Expenses and Other Current Assets consist of the following at September 30, 2014 and 2013:

Prepaid Assets	2014	2013
Consulting Services	$28,645	$48,041
Insurances	8,610	14,733
Deposits	33,814	33,814
Advanced Payments on Manufactured Product	81,997	-
Other	35,167	11,954
Total	$188,233	$108,542

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

Accrued compensation due to executive officers and board of directors consisted of the following:

	September 30, 2014	September 30, 2013
Due to officers	$211,348	$236,549
Due to directors	120,424	70,272
Total	$331,772	$306,821

Of the balance of $414,898 and $381,873 in accrued compensation and related expenses in the consolidated balance sheets at September 30, 2014 and 2013, $64,133 and $70,333 respectively is related to accrued paid time off and to accrued payroll taxes on deferred compensation.

Note 9 – Other liabilities

Other liabilities consisted of the following:

	September 30, 2014	September 30, 2013
Other accrued expenses	$69,489	$77,753
Deferred revenue	20,244	10,601
Total	$89,733	$88,354

Note 10 – Notes payable

Notes payable and accrued interest consisted of the following:

	September 30, 2014	September 30, 2013
Convertible debentures	$502,500	$70,774
Note payable	-	100,000
Accrued interest	10,364	2,978
Debt discount	(48,385)	(37,908)
Total	$464,479	$135,844

Settlement or Reduction of Notes Payable and Accounts Payable

In October 2013, we issued a convertible promissory note to an investor in the amount of $20,000 for net proceeds of $19,000. The note bore interest at a rate of 6% per annum and had a maturity date of September 30, 2014. The Company recorded beneficial conversion feature in the amount of $14,965 for this note, which has been amortized to interest expense in the year ended September 30, 2014. In April 2014, the note holder converted the $20,000 note in full into 1,504,139 shares of common stock.

During the year ended September 30, 2014, one of our convertible note holders converted the remaining balance of $38,274 plus interest into 14,068,600 share of common stock. The Company amortized the remaining beneficial conversion feature in the amount of $23,427 to interest expense in our consolidated statement of operations for the year ended September 30, 2014.

In October 2013 we received $100,000 under two security purchase agreements together with two 18% senior debentures. The debentures were to be paid back if the Company raises in excess of $265,000 in debt or equity financing.  The debentures carried a minimum interest amount equal to $2,250 each. In December 2013 the Company paid $52,250 to each of the holders in full payment of the notes and also issued 1,978,143 shares of common stock each per the agreement. We recorded $37,980 to finance charges for this stock issuance in our consolidated statement of operations for the year ended September 30, 2014.

In December 2013 we exercised the Company’s right to prepay a convertible note of $32,500. The note bore interest at a rate of 8% per annum and included a prepayment penalty of 50%.The Company recorded $16,250 in prepayment penalties to finance charges in our consolidated statement of operations for the year ended September 30, 2014, and amortized the remaining beneficial conversion feature of $14,481 to interest expense in our consolidated statement of operations for the year ended September 30, 2014. The note has been returned “paid-in-full”.

In March 2014 the Company and one of its note holders agreed to convert a $100,000 note plus interest of $5,742 dated July 1, 2013, into 17,000,000 shares of common shares with a fair value of $510,000. We recorded $404,258 to loss on debt conversion in our consolidated statement of operations for the year ended September 30, 2014 for this conversion.

Issuance of Convertible Promissory Notes

On May 7, 2014 we received an initial payment on a May 5, 2014 Securities Purchase Agreement with Inter-Mountain Capital Corporation LLC (“Inter-Mountain”), for the sale of a 5% Secured Convertible Promissory Note (“the Note”) in the principal amount of $832,500, which includes legal expenses in the amount of $7,500 and a $75,000 original issue discount, for net proceeds of $750,000, consisting of $450,000 paid in cash at closing and two secured promissory notes payable to the Company, aggregating $300,000, bearing interest at the rate of 5% per annum.  The security for the Note is solely the two secured promissory notes payable to Inter-Mountain.  These two secured promissory notes payable to the Company may be prepaid, without penalty, all or portion of the outstanding balance along with accrued but unpaid interest at any time prior to maturity. We are carrying the net value of these notes on our consolidated balance sheet at September 30, 2014, in the amount of $502,500. The Company has no obligation to pay Inter-Mountain any amounts on the unfunded portion of the Note.  The Note bears interest at the rate of 5% per annum.  All interest and principal must be repaid on or prior to October 7, 2015. However, the payment terms of the Note causes full repayment of the current net amount in less than 12 months and therefore is classified as a current liability. The Note is convertible into common stock at the price of $0.05 per share.  The Company has the option to prepay the Note at the rate of 125%. The Company recorded beneficial conversion feature in the amount of $76,706 of which $28,321 has been expensed to interest expense in our consolidated statement of operations during the year ended September 30, 2014.

Note 11 – Preferred stock and common stock

Preferred Stock

Our board of directors has the authority to designate and issue up to 5,000,000 shares of $0.001 par value preferred stock in one or more series, and to fix and determine the relative economic rights and preferences of preferred shares any or all of which may be greater than the rights of our common stock, as well as the authority to issue such shares without further stockholder approval. As a result, our Board of Directors could authorize the issuance of a series of preferred stock that would grant to holders preferred rights to our assets upon liquidation, the right to receive dividends before dividends are declared to holders of our common stock, and the right to the redemption of such preferred shares, together with a premium, prior to the redemption of the common stock. In addition, shares of preferred stock could be issued with terms calculated to delay or prevent a change in control or make removal of management more difficult. Preferred stock is designated 2,000,000 shares to Series B at September 30, 2014 (1,000,000 at September 30, 2013).

Series B Preferred Stock

Holders of Series B preferred stock (“Series B”) have no redemption rights and earn interest at 6% per annum. The holders of the Series B are entitled to vote with the holders of our common stock a number of votes equal to the number of common shares available by conversion. Series B is convertible into common stock, at the sole discretion of management, except in the event of the resignation or termination of Dr. Gerard C. D’Couto, our current President and Chief Executive Officer in which case the holders of the Series B can elect to convert the Series B stock to common stock. As well we have the right to redeem the Series B in cash at the face amount plus any unpaid dividends.

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

During the year ended September 30, 2014, the Company opted to convert 286,700 shares of Series B preferred stock, together with dividends in the amount of $55,577, into 56,266,153 shares of common stock pursuant to the terms of the Series B certificate of designation.  Also during the same period, the Company issued 1,314,988 shares of Series B preferred stock to investors under Securities Purchase Agreements in return for a total of $1,314,998 in cash. As of September 30, 2014, we had 1,314,988 shares of Series B issued and outstanding.

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

Common stock issued for settlement of liabilities or conversion of notes payable

During the years ended September 30, 2014 and 2013, we issued 33,898,739 and 96,961,185 shares, respectively, valued at $597,278 and $422,674, respectively, on conversion of notes payable and in settlement for certain of our outstanding notes and accounts payable.

The carrying value of the liabilities that were converted or settled during the year ended September 30, 2014, amounted to $193,020 resulting in a loss on settlement of liabilities of $404,258 recorded in the consolidated statement of operations.  See Note 10 for additional discussion on the transaction that resulted in this loss.

The carrying value of the liabilities that were converted or settled during the year ended September 30, 2013, amounted to $334,711 resulting in a loss on settlement of liabilities of $87,963 recorded in the consolidated statement of operations.  During the year ended September 30, 2013, the Company was also able to settle or reduce other outstanding liability balances for which no common shares were issued.  These settlements and reductions resulted in a gain of $30,241 being recognized which are included in loss on settlement of liabilities in the consolidated statement of operations.

Common stock issued in connection with fees associated with notes payable

In March 2014, the Company issued 1,538,462 shares of common stock to Clark Dodge & Company in consideration of a finder’s fee under a Bridge Loan Engagement Letter dated October 1, 2013. We recorded $10,000 to financing costs in the consolidated statement of operations for the year ended September 30, 2014 for this transaction.

In May 2014, we issued 1,800,000 shares of common stock and $36,000 in cash to Carter Terry & Company in consideration of a fee under a Placement Agent Agreement dated March 4, 2014. The Company recorded $72,000 to financing costs in the consolidated statement of operations for the year ended September 30, 2014 for this transaction.

See Note 10 for additional stock transactions in connection with fees associated with notes payable.

Common stock issued as donation

In August 2014, the Board of Directors approved a common stock share issuance of 937,500 shares as a donation to Asante Africa. The Company recorded $15,000 in our consolidated statement of operations to general and administrative expenses for this transaction.

Common stock issued for services

During the years ended September 30, 2014 and 2013, we issued 5,673,346 and 12,770,973 shares of our common stock, respectively, valued at $115,750 and $104,000, respectively, to service providers and consultants. We recorded $28,645 to prepaid expense and $87,105 as marketing and sales expense in the year ended September 30, 2014 and $16,750 to prepaid expense and $87,750 as marketing and sales expense in the year ended September 30, 2013.

Common stock issued for cash and assets

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

Common stock issued for cash.

During the years ended September 30, 2014 and 2013, we issued 33,333,333 and 101,850,764 shares of restricted common stock to multiple investors and received gross proceeds of $500,000 and $338,000 respectively. We also issued  11,666,666 and 6,922,078 three-year warrants with a weighted average exercise price of $0.032 and $0.015 per share respectively.

Long-term incentive compensation Plan

Our Long Term Incentive Compensation Plan (the “Plan"), as restated, was approved by shareholders in July 2014. The Plan is administered by our board of directors. In July 2014, shareholders also approved an automatic share reserve increase by an amount equal to ten (10%) percent of the common shares available for issuance under the Plan beginning on August 1, 2014, and on each August 1st of the next nine (9) years.  The aggregate number of shares available for issuance under the Plan is 357,500,000 as of September 30, 2014.   We have granted stock options under the Plan to employees, members of our board of directors, advisors and consultants. No options have been exercised. Options are exercisable for ten years from date of grant.

In prior years, the Company established an equity and cash compensation plan called the Sales Incentive Plan.  In August 2013, the Board terminated the Sales Incentive Plan and the eight individuals who held stock option grants issued under the Sales Incentive Plan agreed to accept new stock option grants to be issued under the Plan in exchange for their outstanding grants.  The cancellation of the stock options issued under the Sales Incentive Plan (total of 219,200,000 underlying shares) and subsequent issuance of new stock options under the Plan (total of 219,200,000 underlying shares) have been accounted for as a modification.  The stock options issued under the Sales Incentive Plan were to vest upon the attainment of certain sales targets.  The attainment of these sales targets was not deemed probable of achievement at the date of the modification and thus the cumulative compensation cost to be recognized related to the modified award is the modified award's fair value at the date of the modification of $917,226 which will be recognized over the requisite service period (which is equal to the vesting period of the new options).

The following table summarizes stock option activity during the years ended September 30, 2014 and September 30, 2013:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at September 30, 2012	246,482,543	$0.0100
Granted	219,200,000	0.0036
Cancelled	(225,200,000)	0.0100
Outstanding at September 30, 2013	240,482,543	$0.0059
Granted	17,100,000	0.0187
Forfeited	(12,000,000)	0.0036
Expired	(9,486,536)	0.0118
Outstanding at September 30, 2014	236,096,007	$0.0065

Exercisable at September 30, 2014	170,696,007	$0.0066

The weighted average fair value of the options granted during the years ended September 30, 2014 and 2013 was $0.0177 and $0.0045 per share respectively, and the weighted average remaining contractual lives of outstanding and exercisable options at September 30, 2014 was 8.7 years. As of September 30, 2014, we had $442,105 of total unrecognized compensation cost related to unvested options. Unrecognized compensation cost is to be recognized over 23-1/3 months with over half to be recognized in the next fiscal year.

As of September 30, 2014, the aggregate intrinsic value of options outstanding and exercisable, representing the excess of the closing market price of our common stock over the exercise price, is $1,606,206 and $1,208,868 respectively.

Stock-based compensation expense related to options was $541,341 and $244,137 during the years ended September 30, 2014 and 2013, respectively, of which $230,226 was recognized as general and administrative expense, $163,172 was recognized as marketing and sales expense, and $147,943 was recognized as research and development expense in 2014, and substantially all was recognized as general and administrative expense in 2013. We determine the value of share-based compensation using the Black-Scholes-Merton fair value option-pricing model with weighted average assumptions for options and warrants granted during the years ended September 30, 2014 and 2013 including risk-free interest rates of 1.49% and 0.07%, respectively, volatility of 251% and 236%, respectively, expected lives of 6.3 and 10 years, respectively, and dividend yield of 0%.

Warrants

At September 30, 2014, we had warrants outstanding for the purchase of 368.6 million shares of our common stock at a weighted average exercise price of $0.014 per share. The fair value of the warrants is calculated using the Black-Scholes-Merton model. Warrants outstanding at September 30, 2014 expire at various dates from November 2014 to April 2019.

A summary of warrant activity during the years ended September 30, 2014 and 2013 are as follows:

Warrants Outstanding
Outstanding at September 30, 2012	348,585,700
Granted	24,921,696
Expired	(1,689,166)
Cancelled	(150,000)
Outstanding at September 30, 2013	371,668,230
Granted	19,417,749
Exercised	(2,113,333)
Expired	(3,620,000)
Cancelled	(16,766,668)
Outstanding at September 30, 2014	368,585,978

In March and May 2014, three of our warrant holders opted to convert their warrants to purchase 1,913,333 shares of common stock via cashless exercise into 1,412,204 shares of common stock.

Note 12 – Income taxes

We have recorded no provision or benefit for income taxes. The difference between tax at the statutory rate and no tax is primarily due to the full valuation allowance. The increase in the valuation allowance was $1,238,080 and $449,307 during the years ended September 30, 2014 and 2013, respectively. A valuation allowance has been recorded in the full amount of total deferred tax assets as it has not been determined that it is more likely than not that these deferred tax assets will be realized. As of September 30, 2014, we have net operating loss carry forwards of $53.52 million, which begin to expire in 2023 and will continue to expire through 2034 if not otherwise utilized. Our ability to use such net operating losses and tax credit carry forwards is subject to annual limitations due to change of control provisions under Sections 382 and 383 of the Internal Revenue Code, and such limitation would be significant. Realization is dependent on generating sufficient taxable income prior to expiration.

Deferred income taxes represent the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.

Significant components of our deferred tax assets and liabilities and related valuation allowances at September 30, 2014 and, 2013 are as follows:

Deferred Taxes	2014	2013
Net operating loss carry forward	$18,195,890	$17,058,461
Share-based compensation	2,447,295	2,318,717
R&D Tax Credit Carry forward	973,000	973,000
Other	148,395	173,010
TOTAL DEFERRED TAX ASSETS	21,764,580	20,523,188

Deferred Tax Liability	(535,724)	(532,412)
Valuation Allowance	(21,228,856)	(19,990,776)

Deferred Tax Assets & Liabilities, net	$-	$-

We have identified our federal tax return as our “major” tax jurisdiction, as defined. Tax years since inception in 1999 are subject to audit. We believe our income tax filing positions and deductions will be sustained on audit and we do not anticipate any adjustments that would result in a material change to our financial position. No reserves for uncertain income tax positions have been recorded. Our policy for recording interest and penalties associated with uncertain income tax positions is to record such items as a component of interest expense.

Note 13 – Commitments and contingencies

Lease

Our rent expense for the years ended September 30, 2014 and 2013 was $145,218 and $143,118, respectively. Our lease agreement provides for a month-to-month holdover status at the monthly rate of $9,500 plus operating expenses commencing November 1, 2013. The holdover status can be terminated by giving a two month notice to terminate.

Litigation

From time to time, the Company is subject to various legal proceedings that arise in the ordinary course of business.  In the opinion of management, none of which are currently material to our operations.

Disputes with various vendors

Certain of our vendors and lenders have brought suits and/or obtained judgments in their favor regarding past due balances owed them by us. We have recorded these past due balances in liabilities in our consolidated balance sheets at September 30, 2014 and 2013. We do not believe any loss in excess of amounts recorded that could arise would be material. We have not recorded any liabilities for finance charges or legal fees that could be applied by the vendors or lenders to these debts.

Note 14 – Related party transactions

For purposes of these consolidated financial statements,  Summit Trading Limited, Green World Trust, Clean Tech Investors, LLC, Bard Associates, and Sierra Trading Corp., are considered related parties due to their beneficial ownership (shareholdings or voting rights) in excess of 5% during the years ended September 30, 2014 and 2013. All material transactions with these investors and other related parties for the years ended September 30, 2014 and 2013, not listed elsewhere, are listed below.

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

During the year ended 2014, the Company opted to convert 142,200 shares of Series B preferred stock, together with dividends in the amount of $21,151, into 26,777,382 shares of common stock per the Series B certificate of designation for Sierra Trading Corp in three separate tranches.

During the year ended 2014, the Company opted to convert 144,500 shares of Series B preferred stock, together with dividends in the amount of $34,426, into 29,488,771 shares of common stock per the Series B certificate of designation for Summit Trading Limited in three separate tranches.

All sales of Series B preferred stock during the years ended September 30, 2014 and 2013 were to Summit Trading LLC and Sierra Trading Corp.

During the fiscal year ended September 30, 2013, we issued an unsecured 8% interest bearing note in the amount of $100,000 to Summit Trading Limited in consideration for marketing and investor relations services. In April 2014, the Company paid the note in full by converting the note into 17,000,000 shares of unrestricted common stock (see Note 10).

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

During the years ended September 30, 2014 and 2013, we recorded consulting expense in the amount of $158,900 and $82,500, respectively, with Advanced Materials Advisory, LLC (“Advanced Materials”) for services by David Schmidt as Acting Principal Financial Officer. Advanced Materials is owned by David Schmidt, who is also a Member of Neah's Board of Directors.  The Company had accounts payable balances due to Advanced Materials of $113,489 and $78,750 at September 30, 2014 and 2013, respectively.

Note 15 – Subsequent events

On November 11, 2014, the Company and Inter-Mountain signed a Global Amendment to the Loan Documents dated May 5, 2014 discussed in note 10.  Instead of a fixed installment amount being due on an applicable installment date, the Global Amendment provides for a lower installment amount being paid with the difference being carried to the next installment period.

In November and December 2014, pursuant to the Global Amendment, the Company issued 15,664,746 shares of unrestricted common stock to Inter-Mountain as installments pursuant to the terms of the Loan and the Global Amendment.

In December 2014, the Company issued 291,667 shares to a vendor for services rendered, pursuant to an agreement.

On December 18, 2014, Neah Power Systems, Inc. (“we” or the “Company”) entered into a Six Month Convertible Promissory Note and corresponding Convertible Note Purchase Agreement (the “Note”) with Rich Niemiec (the “Investor”).  The Note has a principal balance of $400,000 and carries a 10% per annum interest rate with a maturity date of June 19, 2015.  The Note is convertible into shares of the Company’s Common Stock at the lower of (A) the 10-day trailing volume weighted average bid price of the Company’s Common Stock, calculated at time of conversion, or (B) $0.008 per share.  As part of the transaction, the Company issued the Investor a Warrant to purchase 50,000,000 shares of the Company’s Common Stock at $0.008 per share, subject to adjustment.

The purchase and sale of shares of Common Stock pursuant to the Securities Agreement are being made pursuant to a private placement transaction exemption under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder. The offering was not conducted in connection with a public offering and no public solicitation or advertisement was made or relied upon by the investors in connection with the offering.

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

Management has used the framework set forth in the report entitled Internal Control – Integrated Framework 1992 published by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) to evaluate the effectiveness of our internal control over financial reporting. Management was unable to implement its remediation plans during 2014 due to cost considerations. As a result of the material weaknesses described below, management has concluded that our internal control over financial reporting was not effective as of September 30, 2014.

Management has determined that, as of the September 30, 2014 measurement date, there were deficiencies in both the design and the effectiveness of our internal control over financial reporting. Management has assessed these deficiencies and determined that there were various material weaknesses in our internal control over financial reporting. The existence of a material weakness or weaknesses is an indication that there is a more than remote likelihood that a material misstatement of our financial statements will not be prevented or detected in a future period.

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

We intend to design and implement policies and procedures to remediate the material weaknesses in our internal control over financial reporting in fiscal 2015, including the continued implementation of a new accounting system and related internal procedures, and pending the financial resources, the hiring of a full time regular employee Chief Financial Officer.

Management does not believe that any of our annual or interim financial statements issued to date contain a material misstatement as a result of the aforementioned weaknesses in our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting or in other factors during the fourth fiscal quarter ended September 30, 2014 that materially affected, or is likely to materially affect, our internal control over financial reporting.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors and Executive Officers

The table below lists certain biographical information regarding our current directors and executive officers. As of December 12, 2014, our board of directors consists of five directors. Each director holds his office until his successor is elected and qualified or his earlier resignation or removal. Executive officers are appointed by our board of directors, and each executive officer holds his office until he resigns or is removed by our Board or his successor is elected then qualified. There are no family relationships among members of our management or our Board.

Name	Title	Age
Dr. Gerard C. D’Couto	President, Chief Executive Officer, Director	48
Jeffrey B Sakaguchi	Chairman of the Board	53
David Schmidt	Director, Acting Principal Financial Officer	51
Jon M. Garfield	Director	51
William M Shenkin	Director	54

 Background / Experience

Dr. Gerard C. (Chris) D’Couto. Dr. Gerard C. D’Couto has served as a member of our Board since January 28, 2008 and as our Chief Executive Officer and President since February 2008. Dr. D’Couto previously served as our Chief Operating Officer and Executive Vice President from September 2007 until February 2008. Prior to joining us, Dr. D’Couto served as senior director of marketing at Form Factor Inc. from January 2006 until September 2007, where he headed the launch of NAND flash and DRAM sort probe cards. Prior to that, Dr. D’Couto had a nine-year tenure at Novellus Systems, Inc., with positions of increasing responsibility ranging from product management to technology development and sales. Prior to that, Dr. D’Couto worked at Varian Associates and as a consultant to Intel Corporation. Dr. D’Couto received a bachelor’s degree in chemical engineering from the Coimbatore Institute of Technology in India and also received a master’s and a doctoral degree in chemical engineering from Clarkson University in New York. Dr. D’Couto also earned an MBA from the Haas School of Business at the University of California, Berkeley. Dr. D’Couto was chosen to serve on our Board because of his management and operational skills from his business school education and past management positions as well as his technical knowledge related to our fuel cell technology.

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

William M. Shenkin. William M. Shenkin has served on our Board since November 2013. Mr. Shenkin is currently the CEO and President of CeFO, Inc. Mr. Shenkin specializes in working with businesses and individuals in providing family office services for high net worth individuals, chief financial officer services including strategic business review and planning, monthly financial and accounting review, equity and debt financing, buy/sell negotiations, and tax services. Mr. Shenkin’s professional history encompasses 30 years of CPA, tax, audit and advisory services beginning with Ernst & Young, then Shenkin Kurtz Baker & Co. and presently CeFO, Inc. He is a member of the American Institute of Public Accountants as serves as a Board Member and Board Advisor for numerous companies and non-profits. Mr. Shenkin holds a M.A. in Accounting from Florida Atlantic University.  Mr. Shenkin was chosen to serve on our Board because of his extensive background with growing technology businesses and at the recommendation by recent financing activities.

Board Committees

During fiscal 2014, there were five standing committees of our board of directors - Audit, Compensation, Nominating, Financing and Governance Committees.

Audit Committee

We have an Audit Committee of the Board consisting of two independent directors, Jon M. Garfield (Chair) and William M. Shenkin. Our Board has determined that Mr. Garfield and Mr. Shenkin qualify as Audit Committee financial experts. In addition to being independent under Nasdaq Marketplace Rule 5605(a)(2), Mr. Garfield and Mr. Shenkin meets the additional independence and qualification standards for audit committee members set forth in Nasdaq Marketplace Rule 5605(c)(2)(A). The Audit Committee functions in part as an independent and objective party with oversight of our financial reporting process and internal controls.

Compensation Committee

The Compensation Committee consists of two independent directors Jeffrey B Sakaguchi (Chair) and Jon M Garfield. The functions of the Compensation Committee are to review and approve the goals of the Chief Executive Officer, to review and approve salaries, bonuses and other benefits payable to our executive officers and to administer our Long Term Incentive Compensation Plan and the surviving cash portion of the Director, Officer, and Employee Sales Incentive Plan.

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

Based solely on a review of the reports furnished to us, or written representations from reporting persons that reportable transactions were reported, we believe that during the fiscal year ended September 30, 2014, our officers, directors and greater than ten percent stockholders timely filed the reports they were required to file under Section 16(a).

ITEM 11. EXECUTIVE COMPENSATION

The following table shows for each of the two fiscal years ended September 30, 2014 and 2013, all compensation awarded or paid to, or earned by, Gerard C. D’Couto, our Chief Executive Officer and David Schmidt, our Acting Principal Officer(“collectively, the  “Named Executive Officers”).  Due to working capital limitations, we have deferred payments of compensation to our Chief Executive Officer and former Chief Financial Officer, and to members of our Board of Directors, which are included in accrued compensation and related expenses in the accompanying consolidated balance sheets (Note 8).  Other than the Named Executive Officers, we had no executive officers whose compensation exceeded $100,000 during the fiscal years ended September 30, 2014 and 2013.

Summary Compensation Table

		Salary	Options (1)	All Other (2)	Total
Name & Position	Fiscal Year	($)	($)	($)	($)
Gerard C. D’Couto	2014	225,000		16,153 (2)	241,153
President, Chief Executive Officer	2013	225,000	616,427(4)	14,450 (2)	855,877

David Schmidt	2014	158,890 (3)			158,890
Acting Principal Financial Officer	2013	82,500 (3)	164,980(4)		247,480

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

(3)     Mr. Schmidt is a Board member and a consultant.  Amounts for Mr. Schmidt are earned consulting fees for the years ended September 30, 2014 and September 30, 2013.

        (4)   The values correspond to options issued under the company’s restated Long Term Incentive Plan in place of previously issued options issued under the Company’s previous Sales Incentive Plan that were cancelled.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding the outstanding equity awards held by our Named Executive Officers as of September 30, 2014:

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price $	Option expiration date
Gerard C. D’Couto	2,400,000 (1)			0.02300	Nov 2020
President, Chief Executive Officer	1,685,393	-	-	0.00890	Apr 2021
	2,587,500 (2)	-	-	0.08000	Jun 2020
	41,705,537 (4)			0.00900	Sep 2015
	102,750,000	34,250,000 (3)	-	0.00354	Aug 2023
David Schmidt	800,000			0.02300	Nov 2020
Acting Principal Financial Officer	1,685,393			0.00809	Apr 2021
	19,500,000	6,500,000 (3)		0.00354	Aug 2023
	9,000,000	3,000,000 (3)		0.00406	Aug 2023

(1)     These options vests 25% at grant date and 25% in each of 3 equal six-month installments over an eighteen-month period following the grant date, and are fully vested as of September 30, 2014.

(2)     These options vests in equal yearly installments over a 4-year period following the grant date, and are fully vested as of September 30, 2014.

(3)     These options were granted under our Long Term Incentive Plan and vests 25% at grant date and 25% in equal six month installment over an eighteen-month period. These options will be fully vested in February of 2015.

(4)     These warrants were received in exchange for the accrued wages in the amount of $288,731.

Long Term Incentive Compensation Plan

Our Long Term Incentive Compensation Plan (the “Plan"), as restated, was approved by shareholders in July 2014. The Plan is administered by our board of directors. In July 2014, shareholders also approved an automatic share reserve increase by an amount equal to ten (10%) percent of the common shares available for issuance under the Plan beginning on August 1, 2014, and on each August 1st of the next nine (9) years.  The aggregate number of shares available for issuance under the Plan is 357,500,000 as of September 30, 2014.   We have granted stock options under the Plan to employees, members of our board of directors, advisors and consultants. No options have been exercised. Options are exercisable for ten years from date of grant.

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

On June 30, 2012, we appointed David Schmidt, a member of our Board of Directors and Chairman of the Governance and Nominating Committees, to serve as Acting Principal Financial Officer of the Company. Acting Principal Financial Officer services and consulting services are provided by Advanced Materials Advisory LLC on a monthly basis at the rate of $11,000 per month.

Compensation of Directors

On August 23, 2011, our Board of Directors approved a Cash Compensation Plan for the directors on the Board, to be administered by the Compensation Committee. The Cash Compensation Plan effective as of August 23, 2011 and covers current members of the Board. Cash compensation will accrue effective from the date that the director originally joined the Board, but no earlier than June 1, 2009 and, with the exception of retainer compensation, will be pro-rated based on attendance at Board and Committee meetings. The effectiveness of the Cash Compensation Plan and the payment of compensation are conditional upon our receiving cash in the amount of at least $1.5 million either by direct outside investment or from sales or from licensing revenues. The following sets forth the cash compensation plan:

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

The following table sets forth information regarding the compensation of directors during the fiscal year ended September 30, 2014:

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	All Other Compensation ($)	Total ($)
Gerard C. D’Couto (2)	-	-	-	-	-
Jeffrey Sakaguchi (3)	25,907	-	-	-	25,907
David Schmidt (4)	-	-	-	-	-
Jon Garfield (5)	15,029	-	-	-	15,029
John Toedtman (6)	2,571		-	-	2,571
William Shenkin(7)	9,086				9,086

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

(2)     Dr. D’Couto’s compensation for fiscal year 2014 is fully reflected in the “Summary Compensation Table” above. Mr. D’Couto received no additional compensation for his service as a director.

(3)     Mr. Sakaguchi’s earned fees of $25,907 have been deferred as of September 30, 2014.

(4)     Mr. Schmidt’s compensation for fiscal year 2014 is fully reflected in the “Summary Compensation Table” above. Mr. Schmidt received no additional compensation for his service as a director.

(5)     Mr. Garfield’s earned fees of $15,029 have been deferred as of September 30, 2014. His Other Compensation relates to costs associated to certain health benefit coverage that was paid for by the Company on his behalf.

(6)     Mr. Toedtman’s earned fees of $2,571 have been deferred as of September 30, 2014. Mr. Toedtman resigned from the Board on November 25, 2013. The departure of Mr. Toedtman was not a result of any disagreement with the registrant on any matter relating to the registrant’s operations, policies or practices.

(7)       Mr. Shenkin earned fees of $9,086 have been deferred as of September 30, 2014

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information as of September 30, 2014 concerning the beneficial ownership of our common stock and each of our outstanding classes of preferred by the following persons or groups:

•	each person who, to our knowledge, beneficially owns more than 5% of our common stock or any class of preferred stock;

•	each Named Executive Officer identified in the Executive Compensation table above;

•	each of our current directors; and

•	all of our current directors and executive officers as a group.

Percentage of common stock beneficially owned is based on 966,107,350 shares of common stock outstanding on September 30, 2014 . In accordance with SEC rules, when we computed the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed as outstanding shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of September 30, 2014 . We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

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

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage Owned (%)
Chris D'Couto (1)	185,778,432	16.1%
David Schmidt (2)	44,818,748	4.5%
Jeffrey Sakaguchi (3)	20,032,422	2.1%
Jon Garfield (4)	15,038,829	1.6%
William M. Shenkin (5)	60,100,000	6.2%
All directors and named executive officers as a group (5 individuals)	325,768,431	27.0%

5% or More Shareholders
Bard Associates, Inc. (6).	186,200,000	17.5%
Green World Trust (7)	99,219,364	10.0%
Summit Trading Limited (8)	93,552,744	9.7%
Sierra Trading Corp (9)	87,942,496	9.1%

(1)     Gerard C. D’Couto is the beneficial owner of 185,778,432 shares of common stock, which consists of 400,002 common shares, 41,705,537 shares of common stock underlying warrants, and 143,672,893 shares of common stock underlying options.

(2)     David Schmidt is the beneficial owner of 44,818,748 shares of common stock, which consists of 4,333,355 common shares owned by Advanced Materials Advisory, and 40,485,393 shares of common stock underlying options.

(3)     Jeffrey Sakaguchi is the beneficial owner of 20,032,422 shares of common stock, which consists of 10,395,010 shares of common shares, 6,752,019 shares of common stock underlying warrants and 2,885,393 shares of common stock underlying options.

(4)     Jon Garfield is the beneficial owner of 15,038,829 shares of common stock, which consists of 12,137,811 shares of common stock underlying warrants and 2,901,018 shares of common stock underlying options.

(5)     Clean Tech Investors LLC is a Colorado Limited Liability Company; with a registered address of 88 Inverness Circle East L107, Englewood, CO 80112 that engages in the development of renewable energy initiatives, among other activities.  William M Shenkin is a managing member of Clean Tech Investors LLC and Director of Neah Power Systems, Inc. Clean Tech Investors LLC is the beneficial owner of 60,100,000 shares of common stock.

(6)     The address of Bard Associates, Inc. is 135 South LaSalle Street, Suite 3700, Chicago, Illinois. Bard Associates, Inc. is the beneficial owner of 20,000,000 shares of common stock, which consists of 10,000,000 shares of common stock, and 10,000,000 shares of common stock underlying warrants. Bard Associates, Inc. also has sole dispositive power over 86,640,000 shares of common stock and 86,640,000 shares of common stock underlying warrants.  This information is obtained from a Form SC 13G/A filed on January 31, 2014

(7)     The address of Green World Trust is 4093 Quakerbridge Road, Princeton Jct, NJ 08550. Green World Trust is the beneficial owner of 99,219,364 shares of common stock, which consists of 70,454,804 shares of common stock, and 28,764,560 shares of common stock underlying warrants.

(8)     Summit Trading Limited (“Summit”) is a Bahamian holding company and is owned by the Weast Family Trust. The Weast Family Trust is a private trust established for the benefit of C.S. Arnold, Daisy Rodriguez, Stephanie Kaye and Tracia Fields. C.S. Arnold is the settlor of the Weast Family Trust. The natural person exercising voting control of the shares of our common stock held by Summit is Daryl Orenge. The address of Summit is Charlotte House, P.O. Box N-65, Charlotte Street, Nassau, Bahamas. Summit owns 15,878,057 shares of our common stock and 589,080 shares of our preferred series B stock, which is convertible at our sole option into shares of our common stock. As of September 30, 2014 the series B shares would have been convertible into an estimated 77,674,687 shares of our common stock (the exact number of which is not determinable at this time because the Series B are convertible into shares of our common stock based on the future trading price of our common stock). The holders of the series B are entitled to vote with the holders of our common stock with the number of votes equal to the number of common shares available by conversion to the holders of the series B.

(9)     Sierra Trading Corp (“Sierra”) is a Florida corporation. We have been advised that Daisy Rodriguez owns 100% of Sierra. Daisy Rodriguez is a private investor married to the primary beneficiary of Summit Trading Limited. Sierra owns 725,908 shares of our series B preferred stock which is convertible at our sole option into shares of our common stock. As of September 30, 2014 the shares would have been convertible into an estimated 87,942,496 shares of our common stock (the exact number of which is not determinable at this time because the Series B are convertible into shares of our common stock based on the future trading price of our common stock). The holders of the Series B are entitled to vote with the holders of our common stock with the number of votes equal to the number of common shares available by conversion to the holders of the Series B.

Description of Equity Incentive Compensation Plans

We have one equity compensation plan; our Long Term Incentive Compensation Plan.

Our Long Term Incentive Compensation Plan (the “Plan"), as restated, was approved by shareholders in July 2014. The Plan is administered by our board of directors. In July 2014, shareholders also approved an automatic share reserve increase by an amount equal to ten (10%) percent of the common shares available for issuance under the Plan beginning on August 1, 2014, and on each August 1st of the next nine (9) years.  The aggregate number of shares available for issuance under the Plan is 357,500,000 as of September 30, 2014.   We have granted stock options under the Plan to employees, members of our board of directors, advisors and consultants. No options have been exercised. Options are exercisable for ten years from date of grant.

The table below sets forth certain information as of September 30, 2014 regarding the shares of common stock available for grant or granted under our equity incentive plans:

Equity Incentive Compensation Plan Information

Plan	Number of Common shares to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Common Shares Remaining for Future Issuance Under Long-Term Incentive Equity Compensation Plan (Excluding Outstanding Options)
Equity compensation plans approved by stockholders (1)	236,096,007	$0.01	88,386,493
Total	236,096,007		88,386,493

(1)   Our Long Term Incentive Compensation Plan (the “Plan"), as restated, was approved by shareholders in July 2014. The Plan is administered by our board of directors. In July 2014, shareholders also approved an automatic share reserve increase by an amount equal to ten (10%) percent of the common shares available for issuance under the Plan beginning on August 1, 2014, and on each August 1st of the next nine (9) years.  The aggregate number of shares available for issuance under the Plan is 357,500,000 as of September 30, 2014.   We have granted stock options under the Plan to employees, members of our board of directors, advisors and consultants. No options have been exercised. Options are exercisable for ten years from date of grant.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Transactions that existed or occurred between us and any of our executive officers or directors, or any affiliate of or person related to any of them, since the beginning of 2014 fiscal year of the type and amount that is disclosed below.

•	During the quarter ended December 31, 2013, we issued 36,000 shares of Series B preferred stock to Summit Trading Limited at a price per share of $1 for gross cash proceeds of $36,000 under the terms of a Security Purchase Agreement.

•	During the quarter ended March 31, 2014, the Company opted to convert 142,200 shares of Series B preferred stock, together with dividends in the amount of $21,151, into 26,777,382 shares of common stock per the Series B certificate of designation for Sierra Trading Corp in three separate tranches.

•	During the quarter ended March 31, 2014, the Company opted to convert 144,500 shares of Series B preferred stock, together with dividends in the amount of $34,426, into 29,488,771 shares of common stock per the Series B certificate of designation for Summit Trading Limited in three separate tranches.

•	In March 2014, we issued 475,119 shares of Series B preferred stock to Sierra Trading Corp at a price per share of $1 for gross cash proceeds of $475,119 under the terms of a Security Purchase Agreement.

•	In March 2014, we issued 237,270 shares of Series B preferred stock to Summit Trading Limited at a price per share of $1 for gross cash proceeds of $237,270 under the terms of a Security Purchase Agreement.

•	In April 2014, we issued 250,789 shares of Series B preferred stock to Sierra Trading Corp at a price per share of $1 for gross cash proceeds of $250,789 under the terms of a Security Purchase Agreement.

•	In May 2014, we issued 229,816 shares of Series B preferred stock to Summit Trading Limited at a price per share of $1 for gross cash proceeds of $229,816 under the terms of a Security Purchase Agreement.

•	In June 2014, we issued 85,994 shares of Series B preferred stock to Summit Trading Limited at a price per share of $1 for gross cash proceeds of $85,994 under the terms of a Security Purchase Agreement.

•	In November 2013, we sold 36,901,400 restricted common shares to Clean Tech Investors, LLC for the purchase price of $700,000 pursuant to the terms of a Securities Purchase Agreement. As part of the transaction, the Company granted the Investor the right to appoint a one member to the Board of Directors to fill a vacant position. In November 2013, the company completed a fuel cell technology asset acquisition and the company issued 23,198,600 restricted common shares at a price of $0.019 per share, to Clean Tech Investors LLC for a purchase price of $440,000 pursuant to the terms of an Asset Purchase Agreement.

•	During the years ended September 30, 2014 and 2013, we recorded consulting expense in the amount of $158,900 and $82,500, respectively, with Advanced Materials Advisory, LLC (“Advanced Materials”) for services by David Schmidt as Acting Principal Financial Officer. Advanced Materials Advisory is owned by David Schmidt, who is also a Member of Neah's Board of Directors. The Company had accounts payable balances due to Advanced Materials of $113,489 and $78,750 at September 30, 2014 and 2013, respectively.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Selection of Independent Registered Public Accounting Firm

Our board of directors approved the continued engagement of Peterson Sullivan LLP as our independent registered public accounting firm for our fiscal year ending September 30, 2014. Peterson Sullivan was also ratified by our voters in the Company’s Proxy of 2014. Peterson Sullivan LLP has been our principal accountant since 2006 and audited our Consolidated Financial Statements for the fiscal years ended September 30, 2014 and 2013.

Audit and Related Fees for Fiscal 2014 and 2013

The following table sets forth the aggregate fees billed by Peterson Sullivan LLP, our independent registered public accounting firm, for professional services rendered to us during the fiscal years ended September 30, 2014 and 2013. The audit committee has considered these fees and services and has determined that the provision of these services is compatible with maintaining the independence of each firm.

Fees	2014	2013
Audit Fees (1)	$53,205	$56,423
Audit Related Fees (2)	-	-
Tax Fees (3)	-	-
Total	$53,205	$56,423

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

(3)     “Tax Fees” consist of preparation of our federal and state tax returns, review of quarterly estimated payments, and consultation concerning tax compliance issues. We did not engage Peterson Sullivan LLP for tax services during fiscal 2014 or 2013, and instead we use a third-party consulting firm.

Audit Committee Pre-Approval Policies and Procedures

The policy of the Audit Committee is to pre-approve all audit and permissible non-audit services provided by our independent auditors. All of the services rendered to us by Peterson Sullivan LLP for the periods ended September 30, 2014 and 2013 were pre-approved by the Audit Committee at the time of the engagement of Peterson Sullivan LLP.

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

Dated: December 23, 2014	NEAH POWER SYSTEMS, INC.
	By:	/s/ GERARD C. D’COUTO
Gerard C. D’Couto
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of Neah Power Systems, Inc., in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ GERARD C. D’COUTO	President and Chief Executive Officer	December 23, 2014
Gerard C. D’Couto	(Principal Executive Officer)

/s/ DAVID SCHMIDT	Acting Chief Financial Officer and Director	December 23, 2014
David Schmidt	(Principal Financial Officer)

/s/ JEFFREY B. SAKAGUCHI*	Director	December 23, 2014
Jeffrey B. Sakaguchi

/s/ JON M. GARFIELD*	Director	December 23, 2014
Jon M. Garfield

/s/ William M. Shenkin*	Director	December 23, 2014
William M. Shenkin

*The above-named directors of the registrant execute this report by Gerard C. D’Couto, their Attorney-in-Fact, pursuant to the powers of attorney executed by the above-named directors, which powers of attorney are filed as Exhibit 24 to this report.

BY:/S/ GERARD C. D’COUTO
GERARD C. D’COUTO, Attorney-in-Fact

Exhibit Index
No.	Description	Incorporation By Reference
3.1

Articles of Incorporation, as amended:
(i) Articles of Incorporation filed February 1, 2001;
(ii) Certificate of Amendment filed March 15, 2006;
(iii) Certificate of Change filed March 21, 2006;
(iv) Certificate of Change filed July 21, 2009;
(v) Certificate of Amendment filed August 3, 2009;
(vi) Certificate of Correction filed December 16, 2010
(vii) Certificate of Amendment filed March 2, 2011

Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K, filed on January 3, 2012 and incorporated herein by reference.
3.2	Amended and Restated By-laws	Filed as an Exhibit to the Registrant’s Registration Statement on Form 10-SB, filed on May 1, 2006 and incorporated herein by reference.
4.1	Certificate of Designation of Series B Preferred Stock	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed on July 15, 2011 and incorporated herein by reference.
4.2	Amendment of Certificate of Designation of Series B Preferred Stock	Filed as an Exhibit to the Registrant’s Current Reports on Form 8-K on March 26, 2014 and incorporated herein by reference.
10.1	Employment Agreement Neah Power Systems, Inc. and Dr. Gerard C (Chris) D'Couto	Filed as an Exhibit to the Registrant's Current Report on Form 8-K, filed on September 5, 2007 and incorporated herein by reference.
10.2	Form Director and Officer Indemnification Agreement	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed on December 3, 2010 and incorporated herein by reference.
10.3	Long Term Incentive Compensation Plan	Filed with the Registrant’s Current Report on Schedule 14A on June 24, 2014 and incorporated herein by reference
10.4	Form of Stock Option Agreement under Long Term Incentive Compensation Plan	Filed herewith as an Exhibit to the Registrant’s Registration Statement on Form 10-SB, filed on July 27, 2006 and incorporated herein by reference.
10.5	Schedule Cash Compensation Plan for the Directors of the Board	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K, filed on September 2, 2011 and incorporated herein by reference.
10.6	Lease Agreement, dated as of March 5, 2001, by and between Teachers Insurance & Annuity Association of America and Neah Power Washington	Filed as an Exhibit to the Registrant’s Registration Statement on Form 10-SB/A, filed on September 12, 2006 and incorporated herein by reference.
10.7	First Amendment to Lease Agreement, dated as of June 6, 2003, by and between Teachers Insurance & Annuity Association of America and Neah Power Washington	Filed as an Exhibit to the Registrant’s Registration Statement on Form 10-SB/A, filed on September 12, 2006 and incorporated herein by reference.
10.8	Second Amendment to Lease Agreement, dated as of July 7, 2006, by and between Teachers Insurance & Annuity Association of America and Neah Power Washington	Filed as an Exhibit to the Registrant’s Registration Statement on Form 10-SB/A, filed on September 12, 2006 and incorporated herein by reference.
10.9	Fourth Lease Amendment Agreement, dated effective November 1, 2011, by and between Teachers Insurance & Annuity Association of America and Neah Power Systems, Inc.	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K, filed on November 18, 2011 and incorporated herein by reference.
10.10	Clark-Dodge Placement Agency Agreement	Filed as Exhibit 10.46 with Form 10-Q on May 15, 2014, and incorporated by reference herein
10.11	Form of Securities Purchase Agreement with Sierra Trading Corporation and Summit Trading Ltd.	Filed as Exhibit 10.47 with Form 10-Q on May 15, 2014, and incorporated by reference herein
10.12	Form of Securities Purchase Agreement with Summit Trading Ltd.	Filed as Exhibit 10.47 with Form 10-Q on May 15, 2014, and incorporated by reference herein
10.13	Form of Securities Purchase Agreement and Warrant agreement with John P. de Neufville.	Filed as Exhibits 10.1 and 10.2 with Form 8-K on June 13, 2014, and incorporated by reference herein
10.14	Form of Securities Purchase Agreement and Secured Promissory Note for Inter-Mountain Capital Corporation, LLC	Filed as Exhibits 10.1 and 10.2 with Form 8-K on May 13, 2014, and incorporated by reference herein
10.15	Form of Global Amendment for Inter-Mountain Capital Corporation, LLC	Filed herewith
10.16	Form of Six Month Convertible Promissory Note with Rich Niemiec.	Filed herewith
10.17	Form of Warrant Agreement with Rich Niemiec	Filed herewith
11.1	Statement re Computation of Per Share Earnings.**
21.1	Subsidiaries of the Registrant	Filed as an Exhibit to the Registrant’s Registration Statement on Form 10-SB, filed on July 27, 2006 and incorporated herein by reference.
23.1	Consent of Peterson Sullivan LLP	Filed herewith.
24.1	Power of Attorney	Filed herewith.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer	Filed herewith.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer	Filed herewith.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 per Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
101.INS	XBRL Instance Document.***	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Document.***	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.***	Filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.***	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.***	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.***	Filed herewith.
*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit hereto.
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