Form 10-Q
period 2014-12-31
NEAH POWER SYSTEMS, INC.
filed 2015-02-17
CIK 1162816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

Commission filenumber 000-49962

_______________________

NEAH POWER SYSTEMS, INC.

(Exact name of Registrant as specified in its charter)

_______________________

Nevada	88-0418806
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

22118 20th Avenue SE, Suite 142

Bothell, Washington 98021

(Address of principal executive offices)

(425) 424-3324

(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting Company. See the definitions of “large accelerated filer,”“accelerated filer”and “smaller reporting Company”in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting Company ☒

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of January 31, 2015
Common Stock, $0.001 par value	1,020,745,501

NeahPowerSystems, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended December 31, 2014

EXPLANATORY NOTE

As used herein, the terms “Neah,” “NeahPower,” “NeahPower Systems,” “Company,” “we,” “our” and like references mean and include both NeahPower Systems, Inc., a Nevada corporation, and our wholly-owned subsidiary, NeahPower Systems, Inc., a Washington corporation.

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

PART 1 - FINANCIAL INFORMATION

Item 1.Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
                                December 31, 2014 and September 30, 2014

                            (Unaudited)

ASSETS
	December 31, 2014	September 30, 2014

Current Assets
Cash & cash equivalents	$410,132	$475,135
Restricted cash	10,000	10,000
Note receivable, net of allowance for uncollectable accounts
of $52,347	-	-
Accounts receivable	172,285	6,300
Prepaid expenses and other current assets	139,636	188,233
Total current assets	732,053	679,668

Property and equipment, net	77,938	83,511

Total assets	$809,991	$763,179

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$953,107	$842,786
Accrued compensation and related expenses	487,478	414,898
Other liabilities	84,807	89,733
Notes payable and accrued interest, net of discount of $408,462 and $48,385, respectively	421,808	464,479
Total current liabilities	1,947,200	1,811,896

Stockholders' deficit
Preferred stock
$0.001par value: 5,000,000 shares authorized
Series B convertible: 2,000,000 shares designated
1,333,490 and 1,314,988 shares issued and outstanding,
respectively	1,333	1,315
Common stock
$0.001 par value, 1,800,000,000 shares authorized
982,063,763 and 966,107,350 shares issued and outstanding,
respectively	982,064	966,107
Additional paid-in-capital	61,035,988	60,351,492
Accumulated deficit	(63,156,594)	(62,367,631)

Total stockholders' deficit	(1,137,209)	(1,048,717)

Total liabilities and stockholders' deficit	$809,991	$763,179

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended December 31, 2014 and 2013

(Unaudited)

	For the three months ended December 31,
	2014	2013

Revenues	$179,261	$-
Cost of revenues	8,358	-

Gross profit	170,903	-

Operating expenses
Research and development expense	415,105	162,288
Marketing and sales expense	187,387	228,202
General and administrative expense	293,819	275,439

Total operating expenses	896,311	665,929

Loss from operations	(725,408)	(665,929)

Other income (expense)
Financing costs	(13,125)	(142,730)
Interest expense	(56,630)	(48,634)
Gain on sale of equipment	12,500	-
Other	(6,300)	-

Net loss	$(788,963)	$(857,293)

Net loss per share
Basic and diluted loss per common share	$-	$-

Weighted average shares used to compute net income (loss) per share
Basic and diluted weighted average common shares outstanding	973,295,533	813,637,211

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended December 31, 2014 and 2013

(Unaudited)

	For the three months ended December 31,
	2014	2013

Cash flows from operating activities:
Net loss	$(788,963)	$(857,293)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,572	322
Amortization of debt discount	39,923	41,651
Financing costs paid in equity	7,711	37,980
Stock-based compensation expense from options, warrants, and shares issued for services	182,585	183,953
Loss on settlement of liabilities, net	-
Gain on sale of assets	(12,500)	-
Other	6,300
Changes in operating assets and liabilities
Accounts Receivable	(172,285)
Prepaid expenses and other current assets	49,966	48,982
Accounts payable	110,321	11,687
Accrued compensation and related expense	72,580	29,740
Accrued interest and other liabilities	2,786	(4,274)
Net cash used in operating activities	(496,004)	(507,252)
Cash flows from investing activities
Proceeds from sale of fixed assets	12,500	-
Purchases of fixed assets	0	(9,225)
Net cash provided by (used in) investing activities:	12,500	(9,225)
Cash flows from financing activities:
Proceeds from sale of common stock	-	700,000
Proceeds from notes payable, net	400,000	120,000
Proceeds from sale of preferred stock	18,501	36,000
Proceeds from warrant exercise	-	2,000
Principal payments on notes payable	-	(132,500)
Net cash provided by financing activities	418,501	725,500
Net change in cash and cash equivalents	(65,003)	209,023
Cash and cash equivalents, beginning of year	475,135	18,346
Cash and cash equivalents, end of year	$410,132	$227,369

Supplemental cash flow information		-
Cash paid for interest	$-	$5,647
Cash paid for income taxes	$-	$-

Noncash investing and financing activities
Shares and Warrants issued in connection with settlement of liabilities and conversion of convertible notes	$99,375	$38,275
Shares issued in connection with an Asset Purchase Agreement	$-	$120,633
Discount (including beneficial conversion feature) on notes payable	$400,000	$14,965

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

For the three months ended December 31, 2014

(Unaudited)

	Preferred stock						Total
	Series B Preferred Stock		Common stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	paid-in capital	Deficit	Deficit
Balances at September 30, 2014	1,314,988	$ 1,315	966,107,350	$ 966,107	$ 60,351,492	$ (62,367,631)	$ (1,048,717)
Issuance of common stock on conversion of notes payable			15,664,746	15,665	83,710		99,375
Issuance of common stock and warrants for services			291,667	292	16,575		16,867
Warrant issued in connection with notes payable					208,000		208,000
Stock-based compensation - options					165,728		165,728
Issuance of Series B Preferred Stock	18,502	18			18,483		18,501
Beneficial conversion feature on convertible debt issued					192,000		192,000
Net loss for the three months ended December 31, 2014						(788,963)	(788,963)
Balances at December 31, 2014	1,333,490	$ 1,333	982,063,763	$ 982,064	$ 61,035,988	$ (63,156,594)	$ (1,137,209)

See Notes to Condensed Consolidated Financial Statements

 NEAH POWER SYSTEMS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended December 31, 2014 and 2013 respectively.

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

We are developing two classes of fuel cells, one referred to as the PowerChip™ and the other as the BuzzCell™  product. The PowerChip™ is a siliconbased fuel cell that uses traditional computer chip manufacturing to build the fuel cell. The BuzzCell™  productwas developed during the last two years using some processing steps of the PowerChip™  technology and using polymeric materials for a lower cost, consumer oriented product. The PowerChip™ is targeted for applications (anaerobic) where the quality of the surrounding air is unpredictable or not available like diesel-fumes contaminated environments or underwater applications. The BuzzCell™ product uses air from the surrounding environment and is targeted for consumer-oriented and less aggressive applications for lower power ranges. The Company is also developing Formira™, a reformer platform for direct on-site generation of hydrogen gas. Customers will be able carry a liquid with a better safety profile and generate hydrogen gas at point of use rather than carrying high pressure hydrogen gas cylinders.

Our laboratory facilities and corporate office are located in Bothell, Washington.

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements. The accompanying unaudited financial information should be read in conjunction with the audited consolidated financial statements, including the notes thereto, as of and for the fiscal year ended September 30, 2014, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 23, 2014. The information furnished in this Report reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of our consolidated financial position, results of operations and cash flows for each period presented. The results of operations for the interim period ended December 31, 2014 may not be indicative of future results.

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

Note 3.Going concern

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of our Company as a going concern. Since inception, we have reported net losses, including losses of $3,831,809 and $2,385,899 during the years ended September 30, 2014 and 2013, respectively. We have reported a net loss of $788,963 during the three months ended December 31, 2014, and we expect losses to continue in the near future as we grow our operations. At December 31, 2014, we have a working capital deficit of $1,215,147 and accumulated deficit of $63,156,594. Net cash used by operating activities was $496,004 and $507,252 during the three months ended December 31, 2014 and 2013, respectively. We have funded our operations primarily through sales of our common and preferred stock and short-term borrowings. In this regard, during the three months ended December 31, 2014, we raised net cash of $418,501 from our financing activities.

Note 4.Net Loss per Share

Basic and diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. All common stock equivalents are excluded as the effect would be anti-dilutive due to our net losses. The following numbers of shares have been excluded from net loss per share computations for the three months ended December 31, 2014 and 2013, respectively:

	2015	2014
Convertible Series B Preferred Stock	293,285,602	46,707,701
Convertible debt	155,248,287	2,051,282
Common stock options	237,696,007	240,482,543
Common stock purchase warrants	418,465,978	375,534,897

Note 5. Notes Payable

Notes payable and accrued interest consisted of the following at December 31, 2014 and September 30, 2014:

	December 31, 2014	September 30, 2014
Convertible debentures	$ 828,020	$ 502,500
Accrued interest	2,250	10,364
Debt discount	(408,462)	(48,385)
	$ 421,808	$ 464,479

Convertible Promissory  Notes Payable – Inter Mountain

On May 7, 2014 we received an initial payment on a May 5, 2014 Securities Purchase Agreement with Inter-Mountain Capital Corporation LLC (“Inter-Mountain”), for the sale of a 5% Secured Convertible Promissory Note in the principal amount of $832,500, which includes legal expenses in the amount of $7,500 and a $75,000 original issue discount, for net proceeds of $750,000, consisting of $450,000 paid in cash at closing and two secured promissory notes payable to the company, aggregating $300,000, bearing interest at the rate of 5% per annum.  The security for this Secured Convertible Promissory Note is solely the two secured promissory notes payable to the company referred to above.  These two secured promissory notes payable to the Company may be prepaid, without penalty, all or portion of the outstanding balance along with accrued but unpaid interest at any time prior to maturity. We are carrying the net value of these notes on our condensed consolidated balance sheet at December 31, 2014, and September 30, 2014, in the amount of $428,020 and $502,500, respectively. The Company has no obligation to pay Inter-Mountain any amounts on the unfunded portion of the Note.  The note bears interest at the rate of 5% per annum.  All interest and principal must be repaid on or prior to October 7, 2015. The note is convertible into common stock at the price of $0.05 per share.  The Company has the option to prepay the note at the rate of 125%.  The company recorded beneficial conversion feature in the amount of $76,706 in May, of which $17,700 has been expensed to interest expense in our condensed consolidated statement of operations during the quarter ended December 31, 2014. During the same quarter, the note holder opted to convert $99,375 of principal and interest into 15,664,746 shares of common stock. On conversion, we recorded a reduction to accrued interest of $15,826 and a reduction to notes payable in the amount of $83,549.

Convertible Promissory Note- Rich Niemiec

In December 2014, we issued a convertible promissory note to Rich Niemiecin the amount of $400,000 and warrants to purchase 50,000,000 shares of our common stock at the price of $0.008 per share, subject to adjustment, for proceeds of $400,000. The note is interest bearing at a rate of 10% per annum and has a maturity date of June 18, 2015. The Conversion Price per share of Common Stock shall be the lower of (A) the 10-day trailing volume weighted average bid price of the Borrower’s Common Stock, calculated at time of conversion, or (B) $0.008 (“Fixed Price Component”) subject to adjustment.  The Fixed Price Component of the Conversion Price will be subject to adjustments during the period that the Note is outstanding. Each adjustment shall be at the Holder’s election, using the 10-day trailing volume weighted average bid price of the Borrower’s Common Stock at the time of such election (the “New Reference Price”). If the New Reference Price is less than the existing Fixed Price Component of the Conversion Price, then the New Reference Price shall be used as the new Fixed Price Component of the Conversion Price subject to a floor of $0.003 per share.  This convertible promissory note is senior to all existing debt of the Borrower and is subordinate to any future line of credit backed by the Borrower’s accounts receivable and inventory.  This convertible note is un-perfected but secured by the assets of the Borrower.  Such security interest will be effectedupon an Event of Default.  The Company recorded a debt discount related to the value of the warrants in the amount of $208,000.  The debt discount amount recorded related to the warrants was determined based on the relative fair value of the note payable and the warrants.  The fair value of the warrants was determined using the Black-Scholes-Merton model.  The Company also recorded a debt discount related to a beneficial conversion feature in the amount of $192,000 for this note.  Debt discount of $22,223 has been amortized to interest expense in our condensed consolidated statement of operations for the three months ended December 31, 2014.  On December 29, 2014, Rich Niemiecsubmitted a Conversion Price Adjustment per the agreement lowering the Fixed Price Component of the convertible promissory note to $0.0078 per share.

Note 6. Preferred Stock and Common Stock

Preferred Stock- Our board of directors has the authority to designate and issue up to 5,000,000 shares of $0.001 par value preferred stock in one or more series, and to fix and determine the relative economic rights and preferences of preferred shares any or all of which may be greater than the rights of our common stock, as well as the authority to issue such shares without further stockholder approval. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders preferred rights to our assets upon liquidation, the right to receive dividends before dividends are declared to holders of our common stock, and the right to the redemption of such preferred shares, together with a premium, prior to the redemption of the common stock. In addition, shares of preferred stock could be issued with terms calculated to delay or prevent a change in control or make removal of management more difficult. As of December 31, 2014, we had one class of preferred stock designated; 2,000,000 shares as Series B preferred stock, leaving 3,000,000 shares of undesignated preferred stock.

Series B Preferred Stock - As of December 31, 2014 and September 30, 2014, we have 1,333,490 and 1,314,988 shares of Series B preferred stock issued and outstanding, respectively.  Holders of Series B have no redemption rights and each share of Series B is entitled to interest at a simple interest rate of 6% per annum. Series B is convertible, at the discretion of our management, into shares of our common stock, except that the holders of the Series B may elect to convert the Series B into common stock upon or after the resignation or termination of our Chief Executive Officer. The number of shares of common stock issuable upon conversion is calculated by (i) multiplying the number of Series B being converted by the per share purchase price received by the Company for such Series B , and then, multiplying such number by 130% and then dividing this calculated value by the average closing bid price, as defined, or by (ii) first, allocating the Series B proportionately according to the amounts by date of individual cash tranches received by the Company then, second, multiplying the number of Series B being converted, identified by tranche, by the per share purchase price received by the Company for such Series B, and then, multiplying such number or numbers by 130% and, finally, dividing the calculated value(s) by the average closing bid price, as defined. The holders of the Series B are entitled to vote with the holders of our common stock with the number of votes equal to the number of common shares available by conversion to the holders of the Series B. We have the right to redeem the Series B in cash at the face amount plus any accrued, but unpaid dividends.

During the quarter ended December 31, 2014, we issued 18,502 shares of Series B preferred stock to Summit Trading Limited at a price per share of $1 for gross cash proceeds of $18,502.

Pursuant to the terms of the Certificate of Designation of Series B Preferred Stock, redeemed shares are returned to the Company’s general designated pool of preferred stock.  As of December 31, 2014, there were 142,406 shares remaining of Series B Preferred Stock available for issue.

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

CommonStockissued for services– In December 2014, the Company issued 291,667 shares of common stock to Consilium Global Research for services rendered and recorded $4,375 to marketing and sales expense for this transaction.

Long-term incentive compensation plan- Our Long Term Incentive Compensation Plan (the “Plan"), as restated, was approved by shareholders in July 2014. The Plan is administered by our board of directors. In July 2014, shareholders also approved an automatic share reserve increase by an amount equal to ten (10%) percent of the common shares available for issuance under the Plan beginning on August 1, 2014, and on each August 1st of the next nine (9) years.  The aggregate number of shares available for issuance under the Plan is 357,500,000 as of December 31, 2014.   We have granted stock options under the Plan to employees, members of our board of directors, advisors and consultants. No options have been exercised. Options are exercisable for ten years from date of grant.

The following table summarizes stock option activity for the three months ended December 31, 2014:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at September 30, 2014	236,096,007	$0.0065
Granted	1,600,000	$0.0098
Exercised	-	-
Expired	-	-
Forfeited	-	-
Outstanding at December 31, 2014	237,696,007	$0.0065
Exercisable at December 31, 2014	173,483,507	$0.0063

As of December 31, 2014, the aggregate intrinsic value of options outstanding and options vested, representing the excess of the closing market price of our common stock over the exercise price, is $410,792 and $308,094 respectively. As of December 31, 2014, we had $291,096 of total unrecognized compensation cost related to unvested options. Unrecognized compensation cost is to be recognized over 19 months with the majority to be recognized in the current fiscal year.  We determine the value of share-based compensation using the Black-Scholes-Merton fair value option-pricing model with weighted average assumptions for options granted during the three months ended December 31, 2014 of: risk-free interest rates of 1.44%, volatility of 266%, expected lives of 5.75 years, and dividend yield of 0%.  The weighted average fair value of options granted during the three months ended December 31, 2014 was $0.009 per share.

Warrants– At December 31, 2014, there were warrants outstanding for the purchase of 418,465,978 shares of our common stock at a weighted average exercise price of $0.013 per share. During the three months ended December 31, 2014, we issued warrants to purchase a total of 50,000,000, shares of common stock at an exercise price of $0.008 per share, in conjunction with the issuance of a promissory note (see note 5). The fair value of the warrants issued was calculated using the Black-Scholes-Merton model. Warrants outstanding at December 31, 2014 expire at various dates from January 2015 to December 2021. A summary of warrant activity during the three months ended December 31, 2014 follows:

Warrants Outstanding
Outstanding at September 30, 2014	368,585,978
Granted	50,000,000
Exercised	-
Cancelled	-
Expired	(120,000)
Outstanding at December 31, 2014	418,465,978

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

Disputes with various vendors - Certain of our vendors and lenders have brought suits and/or obtained judgments in their favor regarding past due balances owed them by us. We have recorded these past due balances in liabilities in our condensed consolidated balance sheets at December 31, 2014 and September 30, 2014. We do not believe any loss in excess of amounts recorded that could arise would be material. We have not recorded any liabilities for finance charges or legal fees that could be applied by the vendors or lenders to these debts.

Note 8.Related Party Transactions

For purposes of these consolidated financial statements, Summit Trading Limited, Green World Trust, Clean Tech Investors, LLC, Bard Associates, and Sierra Trading Corp., are considered related parties due to their beneficial ownership (shareholdings or voting rights) in excess of 5% during the three months ended December 31, 2014 and 2013. All material transactions with these investors and other related parties for the three months ended December 31, 2014 and 2013, not listed elsewhere, are listed below.  During the three months ended December 31, 2014 and 2013, we recorded consulting expense in the amount of $33,000 and $46,875, respectively, with Advanced Materials Advisory, LLC (“Advanced Materials”) for services by David Schmidt as Acting Principal Financial Officer. Advanced Materials is owned by David Schmidt, who is also a Member of Neah'sBoard of Directors.  The Company had accounts payable balances due to Advanced Materials of $135,489 and $113,489 at December 31, 2014 and September 30, 2014, respectively.

Note 9.Subsequent Events

In January and February 2015, Inter-Mountain converted $108,750 of principal and interest into 26,410,103 shares of common stock in two separate installments under the Note described in note 5.

In January 2015, the Company entered into an agreement with Crescendo Communications, LLC, for Investor Relations services. We issued 1,035,503 shares of common stock as a partial payment under the terms of the contract.

In January 2015, the Company opted to convert 147,511 shares of Summit Ltd Series B Preferred Stock into 26,168,962 shares of common stock.

In January 2015 the Company entered into a definitive agreement to acquire 100% of the outstanding shares of Shorai, Inc. (“Shorai”), a lithium ion battery company, by way of mergers with NeahPower subsidiaries. The acquisition purchase price is a combination of a $1,000,000 cash payment and the issuance of up to $2,200,000 in Preferred Stock of NeahPower to the three shareholders of Shorai.  Pursuant to the agreement, NeahPower has until February 28, 2015 to make the $1,000,000 cash payment and close the merger transaction. In the event that the closing conditions of the agreement cannot be met, NeahPower will pay to Shoraia termination fee equal to 3% of the merger consideration.  Upon consummation, NeahPower will enter into an employment agreement with the founder of Shorai, David Radford, who shall be appointed to its Board and continue to manage the Shoraioperations.  As of the date of this report the merger transaction has not been closed.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview and Background

The following management’s discussion and analysis is intended to provide information necessary to understand our condensed consolidated financial statements and highlight certain other financial information, which in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition, and results of operations. In particular, the discussion is intended to provide an analysis of significant trends and material changes in our financial condition and operating results during the three months ended December 31, 2014, compared to the three months ended December 31, 2013. Operating results for the three months ended December 31, 2014 are not necessarily indicative of the results that may be expected for any future period. Investors should read the following discussion and analysis in conjunction with our audited financial statements and related notes for the year ended September 30, 2014.

NeahPowerSystems, Inc. (NPWZ) is engaged in the development and sale of renewable energy solutions using proprietary fuel cell technology. Our fuel cells are designed to replace existing rechargeable and non-rechargeable battery technology in a variety of applications. We are developing solutions specifically targeted for the military, transportation, and portable electronics applications, and are continuing to pursue additional applications for our technology. Our long-lasting, efficient and safe power solutions include devices such as notebook PCs, military radios, and other power-hungry computer, entertainment and communications products.

We are developing two classes of fuel cells, one referred to as the PowerChip™ and the other as the BuzzCell™.  The PowerChip™ is a siliconbased fuel cell that uses traditional computer chip manufacturing to build the fuel cell.  The BuzzCell™ product was developed during the last two years using some processing steps of the PowerChip™ technology and using polymeric materials for a lower cost, consumer oriented product. The PowerChip™ is targeted for applications where the quality of the surrounding air is unpredictable or not available like diesel-fumes contaminated environments or underwater applications. The BuzzCell™ product uses air from the surrounding environment and is targeted for consumer-oriented and less aggressive applications for lower power ranges. The Company is also developing Formira™, a reformer platform for direct on-site generation of hydrogen gas. Customers will be able carry a liquid with a more acceptable safety profile and generate hydrogen gas at point of use rather than carrying high pressure hydrogen gas cylinders.  Our technology and its applications have been validated both by our own research and customer results. We believe our fuel cells will outperform lithium ion batteries and other similar power sources, with longer run time, shorter recharge time, ease of portability, and other measures of performance. We anticipate that our fuel cell solution will be particularly beneficial in applications requiring the use of more than one battery because the user will only need to use a single fuel cell with a supply of smaller fuel cartridges, resulting in reduced overall size and weight.

We have an intellectual property portfolio consisting of 12 issued patents, 13 patents pending, and 2 continuations that are being developed and various trade secrets for our proprietary technology.  We use a unique, patented and award winning, silicon-based design for our Powerchip™ micro fuel cells that enable higher power densities, lower cost and compact form-factors. The PowerChip™ technology has been recognized for both its innovativeness and its application potential from noted sources including the 2012 ZINO Green finalist, the 2010 WTIA finalist, 2010 Best of What’s New Popular Science and other awards.

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

For the PowerChip™ technology, we are focusing our initial sales strategy on markets requiring anaerobic or low oxygen content environments, such as underwater, transportation, aerospace and military applications. Our product focus for fiscal 2015 will be directed to our business with US defense suppliers and the proposal to the commercial aviation provider, as well as fuel cell range extenders for electric and other recreational vehicles.

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

Liquidity, Going Concern and Capital Resources

Our Condensed Consolidated Financial Statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The report of our auditors on our Consolidated Financial Statements for our fiscal year ended September 30, 2014 indicates that there is substantial doubt about our ability to continue as a going concern based upon our balance sheet, cash flows and liquidity position. We cannot provide assurance that we will obtain sufficient funds from financing or operating activities to support continued operations or business deployment. Our financial statements for the three months ended December 31, 2014 and 2013 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classifications of liabilities that may result from the outcome of this uncertainty.

Since our inception, we have reported net losses, including losses of $3,831,809 and $2,385,899 during the years ended September 30, 2014 and 2013, respectively. We have reported a net loss of $788,963 during the three months ended December 31, 2014, and we expect losses to continue in the near future as we grow our operations. At December 31, 2014, we have a working capital deficit of $1,215,147 and an accumulated deficit of $63,156,594.

During the past several years, we have funded our operations through sales of our common and preferred stock, short-term borrowings, and settlement of accounts payable by issuance of common stock. During the three months ended December 31, 2014, we have funded our operations through sales of our preferred stock and short-term borrowings. In this regard, during the three months ended December 31, 2014, we raised net cash of $418,501 from our financing activities.

We require additional financing to execute our business strategy and to satisfy our near-term working capital requirements. Our operating expenses will use a significant amount of our cash resources.  As of December 31, 2014, we had $953,107 in accounts payable. Our management seeks to raise additional financing to fund future operations and to provide additional working capital to fund our business. Without additional funding, our cash is estimated to support our operations through February 2015. We cannot provide assurance that we will obtain sufficient funds from financing or operating activities to support continued operations or business deployment. Without the needed funding or adequate cash flow from operations, we may be forced to curtail our development or cease our operations altogether, which may include seeking protection under the bankruptcy laws.

Recent Financing Activities

In December 2014, the Company sold 18,502 Series B preferred shares to Summit Trading Ltd, for the purchase price of $18,501 pursuant to the terms of two separate Securities Purchase Agreements.

In December 2014, the Company signed a Convertible Promissory Note in the amount of $400,000, together with a warrant to purchase 50,000,000 shares of common stock, and received proceeds in the amount of $400,000.

Results of Operations

For the three months ended December 31, 2014, compared to the three months ended December 31, 2013

We recorded revenues of $179,261 and cost of revenue of $8,358 for the three months ended December 31, 2014, due primarily to revenues from a customer purchase order contract for proof of concept trial fuel cells, in addition to some revenues from direct consumer sales, compared to zero revenue and zero cost of revenue for the three months ended December 31, 2013.  Through October and November 2014, The Defense Research and Development Organization of the Government of India completed the proof of concept trial and the Company recognized $172,285 of revenue.  Product testing, qualification and acceptance were completed by December 2014. Substantially all expenses related to this development project were incurred in prior periods and expensed as incurred and thus there are no expenditures included in cost of revenue for the three months ended December 31, 2014, related to this.  Cost of revenues represent the expenses of  labor, parts and materials associated with the production of the direct consumer sales units.

Research and development expenses (“R&D”) consist primarily of salaries and other personnel-related expenses, facilities costs, and other laboratory and research related expenses. Total R&D costs for the three months ended December 31, 2014 increased $252,817 to $415,105 from $162,288. The three month increase was primarily due to increases in salaries of $67,318, and project expenses of $185,820.

Marketing and sales expenses (“Marketing”) consist primarily of salaries and other personnel-related expenses, marketing, patent expenses, public relations consultants, and other related expenses to market products and prepare for placement of product into market. Total Marketing costs for the three months ended December 31, 2014 decreased by $40,815, to $187,387 from $228,202 for the same period in 2013.  The decrease was primarily due to an increase in Marketing salaries, wages, benefits and stock compensation of $30,682 to $112,936 from $82,254, and a decrease in business development consultants, patent expense, public relations consultants, travel and other related expenses of $71,497 to $74,451 from $145,948.

General and administrative expenses (“G&A”) consist primarily of salaries and related expenses for our management, finance and related personnel, professional fees, such as accounting and legal, corporate insurance and facilities costs, and non-employee members of our board of directors. G&A expenses increased $18,380 to $293,819 in the three months ended December 31, 2014 compared to $275,439 in the same period in 2013. The increase in G&A expense in the three and three months ended December 31, 2014 was primarily due to the following:

•  an increase in board compensation of $2,355 to $20,406 in the three months ended December 31, 2014 compared with $18,051 recorded  inthe same period in 2013.

•  a decrease of $49,596 in stock option compensation to $45,012 in the  three months ended December 31, 2014 compared with $94,608 recorded in the same period in 2013.

•  an increase  insalaries expense of $1,816 to $34,526  (including taxes and benefits)in the three months ended December 31, 2014 compared with $32,710 recorded in the same period in 2013.

•  an increase in professional services of $69,753 to $185,191 in the  three months ended December 31, 2014 compared with $115,438 recorded for the same period in 2013.

•  a decrease in facility cost of $5,743 to $4,371 in the three months ended December 31, 2014 compared with $10,114 recorded for the same period in 2013.

•  a decrease in other expenses of $205 to $4,313 for the  three months ended December 31, 2014 compared with $4,518 recorded for the same period in 2013.

Interest expense increased by $7,996 to $56,630 for the three months ended December 31, 2014 compared to $48,634 recorded in the same period in 2013.

Financing costs decreased $129,605 to $13,125 for the three months ended December 31, 2014 compared to $142,730 recorded in the same period in 2013 due to costs of financing larger amounts of debt  in 2013.

We are not certain how the current economic conditions may affect our business. Because of the current global economic conditions, government agencies and private industry may not have the funds to purchase its power systems. It may also be more difficult for us to raise capital in the current economic environment. Other than as discussed herein, the Company does not know of any material trends, events or uncertainties that may impact its operations in the future.

Critical Accounting Policies and Estimates

We prepare our Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. Our critical accounting policies include revenue recognition, accounting for research and development costs, accounting for contingencies, accounting for income taxes, and accounting for share-based compensation. For a more detailed discussion on our accounting policies, see Note 2 to our Consolidated Financial Statements included in our September 30, 2014, form 10-K.

Off-Balance Sheet Arrangements

As of December 31, 2014 we did not have any off-balance sheet arrangements.

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 4.Controls and Procedures.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014. Based upon that evaluation, our Chief Executive Officer and Acting Principal Financial Officer concluded that our disclosure controls and procedures were not effective for gathering, analyzing and disclosing the information that we are required to disclose in reports filed under the Securities Exchange Act of 1934, as amended.  In performing the assessment for the quarter ended December 31, 2014, our management concluded that our disclosure controls and procedures were not effective to accomplish the foregoing, due to the material weakness in internal control over financial reporting that was first identified in 2008 and was most recently described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

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

Item 1.Legal Proceedings.

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

As of December 31, 2014 we remained a party to certain judgments and legal actions related to failure to pay outstanding invoices on Accounts Payable, which is included in our financial statements as Accounts Payable and Notes Payable. We continue to work with these vendors to negotiate and settle these debts, based on available cash resources.

Item 1A.Risk Factors.

Investors should carefully consider the risk factors set forth in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2014 which could materially affect our business, financial position and results of operations.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

The information below lists all of the securities we sold during the three months ended December 31, 2014, which were not registered under the Securities Act, including all sales of reacquired securities, as well as new issues, securities issued in exchange for property, services, or other securities, and new securities resulting from the modification of outstanding securities. No underwriting discounts or commissions were incurred in connection with any of the following transactions except as noted below. Each of the transactions was conducted as a private placement, without the use of any general solicitation, and was exempt from registration under Section 4(a)(2) of the Securities Act.

• During the quarter ended December 31, 2014, we issued 18,502 shares of our Series B preferred stock, valued at approximately $18,502 to Summit Trading Ltd under the terms of a Security Purchase Agreement.

• In November and December 2014, we issued 15,664,746 shares of common stock, valued at $99,375, in 3 separate conversion of an outstanding convertible note payable to Inter-Mountain Capital Corp.

• In December 2014, we issued 291,667 shares of common stock, valued at $4,375, to Consilium Global Research in the second of 4 partial payments for services performed under an agreement.

Item 3.Defaults UponSenior Securities.

None

Item 4.Mine Safety Disclosures.

Not Applicable

Item 5.Other Information.

None

Item 6.Exhibits.

See the Exhibit Index immediately following the signature page of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEAH POWER SYSTEMS, INC.

Dated: February 17, 2015	By:	/s/ GERARD C. D’COUTO
Gerard C. D’Couto
President and Chief Executive Officer
(Principal Executive Officer)

Dated: February 17, 2015	By:	/s/ DAVID SCHMIDT
David Schmidt
Acting Principal Financial Officer
(Acting Principal Accounting Officer)

Exhibit Index

No.	Description	Inccrporation By Reference

10.48	Form of Securities Purchase Agreement with Summit Trading Ltd.	Filed as Exhibit 10.47 with Form 10-Q on May 15, 2014, and incorporated by reference herein
10.49	Form of Securities Purchase Agreement and Warrant agreement with John P. de Neufville.	Filed as Exhibits 10.1 and 10.2 with Form 8-K on June 13, 2014, and incorporated by reference herein
10.50	Form of Securities Purchase Agreement and Secured Promissory Note for Inter-Mountain Capital Corporation, LLC	Filed as Exhibits 10.1 and 10.2 with Form 8-K on May 13, 2014, and incorporated by reference herein
10.51	Form of Global Amendment for Inter-Mountain Capital Corporation, LLC	Filed as Exhibit 10.15 with Form 10-K on December 23, 2014 and incorporated by reference herein
10.52	Form of Six Month Convertible Promissory Note with Rich Niemiec.	Filed as Exhibit 10.15 with Form 10-K on December 23, 2014 and incorporated by reference herein
10.53	Form of Warrant Agreement with Rich Niemiec	Filed as Exhibit 10.15 with Form 10-K on December 23, 2014 and incorporated by reference herein
10.54	Form of Merger Agreement with Shorai, Inc.	Filed as Exhibit 10.1 with Form 8-K on January 8, 2015 and incorporated by reference herein
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.	Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer.	Filed herewith.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 per Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*   XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

