Form 10-Q
period 2015-03-31
NEAH POWER SYSTEMS, INC.
filed 2015-05-14
CIK 1162816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting Company ☒

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 13, 2015
Common Stock, $0.001 par value	1,124,569,240

NeahPowerSystems, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended March 31, 2015

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

PART 1 - FINANCIAL INFORMATION

Item 1.   Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2015 and September 30, 2014

(Unaudited)

ASSETS	March 31, 2015	September 30, 2014

Current Assets
Cash & cash equivalents	$272,475	$475,135
Restricted cash	10,000	10,000
Note receivable, net of allowance for uncollectable accounts of $52,347	-	-
Accounts receivable	-	6,300
Prepaid expenses and other current assets	93,764	188,233
Total current assets	376,239	679,668

Property and equipment, net	76,760	83,511
Total assets	$452,999	$763,179

LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities
Accounts payable	$846,184	$842,786
Accrued compensation and related expenses	482,768	414,898
Other liabilities	82,855	89,733
Notes payable and accrued interest, net of discount of $312,167 and $48,385, respectively	639,322	464,479
Total current liabilities	2,051,129	1,811,896

Commitments and Contingencies (Note 7)	-	-

Stockholders' deficit
Preferred stock
$0.001par value: 5,000,000 shares authorized
Series B convertible: 3,500,000 shares designated, 1,366,204 and 1,314,988 shares issued and outstanding, respectively	1,366	1,315
Common stock
$0.001 par value, 1,800,000,000 shares authorized, 1,055,082,274 and 966,107,350 shares issued and outstanding, respectively	1,055,082	966,107
Additional paid-in-capital	61,617,210	60,351,492
Accumulated deficit	(64,271,788)	(62,367,631)

Total stockholders' deficit	(1,598,130)	(1,048,717)

Total liabilities and stockholders' deficit	$452,999	$763,179

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and six months ended March 31, 2015 and 2014

(Unaudited)

	For the three months ended March 31,		For the six months ended March 31,
	2015	2014	2015	2014

Revenues	$6,008	$-	$185,269	$-
Cost of revenues	3,186	-	11,544	-
Gross profit	2,822	-	173,725	-

Operating expenses
Research and development expense	248,372	194,513	663,474	356,801
Marketing and sales	374,128	187,451	561,513	415,652
General and administrative expense	198,830	211,732	492,649	487,173

Total operating expenses	821,330	593,696	1,717,636	1,259,626

Loss from operations	(818,508)	(593,696)	(1,543,911)	(1,259,626)

Other income (expense)
Financing costs	(60,857)	(19,500)	(73,982)	(162,230)
Interest expense	(236,828)	(5,769)	(293,464)	(54,402)
Gain on sale of equipment	1,000	-	13,500	-
Loss on settlement of liabilities, net	-	(404,258)	-	(404,258)
Other	-	-	(6,300)	-

Net loss	$(1,115,193)	$(1,023,223)	$(1,904,157)	$(1,880,516)

Net loss per share
Basic and diluted loss per common share	$-	$-	$-	$-

Weighted average shares used to compute net income (loss) per share
Basic and diluted weighted average common shares outstanding	1,034,864,965	867,215,761	$1,005,185,270	$842,557,451

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended March 31, 2015 and 2014

(Unaudited)

	For the six months ended March 31,
	2015	2014

Cash flows from operating activities:
Net loss	$(1,904,157)	$(1,880,516)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	11,251	869
Amortization of debt discount	271,396	45,392
Financing costs paid in equity	24,000	47,980
Stock-based compensation expense from options, warrants, and shares issued for services	352,620	333,055
Loss on settlement of liabilities, net	-	404,258
Gain on sale of assets	(13,500)	-
Other	6,300	20,946
Changes in operating assets and liabilities
Prepaid expenses and other current assets	94,468	(5,059)
Accounts payable	3,397	1,429
Accrued compensation and related expense	67,870	46,365
Accrued interest and other liabilities	14,099	492
Net cash used in operating activities	(1,072,256)	(984,789)
Cash flows from investing activities:
Proceeds from sale of fixed assets	13,500	62,839
Purchases of fixed assets	(4,500)	(9,225)
Net cash provided by investing activities:	9,000	53,614
Cash flows from financing activities:
Proceeds from sale of common stock	-	700,000
Proceeds from notes payable, net	730,000	120,000
Proceeds from sale of preferred stock	198,728	748,389
Proceeds from warrant exercise	-	2,000
Principal payments on notes payable	(68,132)	(132,500)
Net cash provided by financing activities	860,596	1,437,889
Net change in cash and cash equivalents	(202,660)	506,714
Cash and cash equivalents, beginning of year	475,135	18,346
Cash and cash equivalents, end of year	$272,475	$525,060

Supplemental cash flow information
Cash paid for interest	$1,243	$5,647
Cash paid for income taxes	$-	$-

Noncash investing and financing activities
Shares and Warrants issued in connection with settlement of liabilities and conversion of convertible notes	$244,218	$578,275
Shares issued in connection with an Asset Purchase Agreement	$-	$120,633
Discount (from beneficial conversion feature and warrants) on notes payable	$535,178	$14,965

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

For the six months ended March 31, 2015

(Unaudited)

Preferred stock							Total Stockholders' Deficit
Series B Preferred Stock			Common stock		Additional paid-in capital	Accumulated Deficit
Shares		Amount	Shares	Amount
Balances at September 30, 2014	1,314,988	$1,315	966,107,350	$966,107	$60,351,492	$(62,367,631)	$(1,048,717)
Issuance of common stock on conversion of notes payable			54,179,510	54,180	190,038		244,218
Issuance of common stock and warrants for services			4,876,452	4,876	60,482		65,358
Issuance of common stock in connection with fee associated with note payable issues			3,750,000	3,750	20,250		24,000
Warrant issued in connection with note payable					208,000		208,000
Stock-based compensation - options					287,262		287,262
Issuance of Series B Preferred Stock	198,727	198			198,530		198,728
Conversion of Series B Preferred Stock to common stock	(147,511)	(147)	26,168,962	26,169	(26,022)		-
Beneficial conversion feature on convertible debt issued					327,178		327,178
Net loss for the six months ended March 31, 2015						$(1,904,157)	(1,904,157)
Balances at March 31, 2015	1,366,204	$1,366	1,055,082,274	$1,055,082	$61,617,210	$(64,271,788)	$(1,598,130)

See Notes to Condensed Consolidated Financial Statements

NEAH POWER SYSTEMS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended March 31, 2015 and 2014 respectively.

(Unaudited)

Note 1.   Organization and Description of Business

Organization

Our Company was incorporated in the State of Nevada in 2001, as NeahPower Systems, Inc., and together with its subsidiary, is referred to as the “Company”, “we”, “us”, or “our”.

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

Note 2.   Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements. The accompanying unaudited financial information should be read in conjunction with the audited consolidated financial statements, including the notes thereto, as of and for the fiscal year ended September 30, 2014, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 23, 2014. The information furnished in this Report reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of our consolidated financial position, results of operations and cash flows for each period presented. The results of operations for the interim period ended March 31, 2015 may not be indicative of future results.

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

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  ASU 2015-03 will be effective for the year ended September 30, 2017, with early adoption permitted.  The Company is currently evaluating the impact of its pending adoption of ASU 2015-03 on its consolidated financial statements.

Note 3. Going concern

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of our Company as a going concern. Since inception, we have reported net losses, including losses of $3,831,809 and $2,385,899 during the years ended September 30, 2014 and 2013, respectively. We have reported a net loss of $1,904,157 during the six months ended March 31, 2015, and we expect losses to continue in the near future as we grow our operations. At March 31, 2015, we have a working capital deficit of $1,674,890 and accumulated deficit of $64,271,788. Net cash used by operating activities was $1,072,256 and $984,789 during the six months ended March 31, 2015 and 2014, respectively. We have funded our operations primarily through sales of our common and preferred stock and short-term borrowings. In this regard, during the six months ended March 31, 2015, we raised net cash of $860,596 from our financing activities.

Note 4. Net Loss per Share

Basic and diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. All common stock equivalents are excluded as the effect would be anti-dilutive due to our net losses. The following numbers of shares have been excluded from net loss per share computations for the six months ended March 31, 2015 and 2014, respectively:

	2015	2014
Convertible Series B Preferred Stock	233,633,463	43,402,232
Convertible debt	191,741,078	1,053,741
Common stock options	236,596,007	247,982,543
Common stock purchase warrants	328,910,978	358,454,896

Note 5.  Notes Payable

Notes payable and accrued interest consisted of the following at March 31, 2015 and September 30, 2014:

	March 31, 2015	September 30, 2014
Convertible debentures	$938,853	$502,500
Accrued interest	12,636	10,364
Debt discount	(312,167)	(48,385)
	$639,322	$464,479

Convertible Promissory Notes Payable – Inter Mountain

On May 7, 2014 we received an initial payment on a May 5, 2014 Securities Purchase Agreement with Inter-Mountain Capital Corporation LLC (“Inter-Mountain”), for the sale of a 5% Secured Convertible Promissory Note in the principal amount of $832,500, which includes legal expenses in the amount of $7,500 and a $75,000 original issue discount, for net proceeds of $750,000, consisting of $450,000 paid in cash at closing and two secured promissory notes payable to the Company, aggregating $300,000, bearing interest at the rate of 5% per annum.  On March 9, 2015, the two secured promissory notes payable were paid and the Company received proceeds in the amount of $300,000 and the note has been fully funded by Inter-Mountain.   We are carrying the value of these notes on our condensed consolidated balance sheets at March 31, 2015, and September 30, 2014, in the amount of $538,853 and $502,500, respectively. The note bears interest at the rate of 5% per annum.  All interest and principal must be repaid on or prior to October 7, 2015. The note is convertible into common stock at the price of $0.05 per share.  The Company has the option to prepay the note at the rate of 125%.

We recorded beneficial conversion feature in the amount of $76,706 for the funding paid at initial closing in May of 2014, and an additional $135,178 for the two secured promissory notes funded in March 2015. During the three and six months ended March 31, 2015, we have amortized $31,472 and 49,172, respectively, to interest expense in our condensed consolidated statements of operations. During the six months ended March 31, 2015, the Company opted to convert $244,218 of principal and interest into 54,179,510 shares of common stock. On conversion, we recorded a reduction to accrued interest of $18,703, and a reduction to notes payable in the amount of $225,515. The Company also opted to pay one installment of $69,375 in cash and recorded a reduction to accrued interest of $1,243, and a reduction to notes payable in the amount of $68,132.

Convertible Promissory Note- Rich Niemiec

In December 2014, we issued a convertible promissory note to Rich Niemiecin the amount of $400,000 and warrants to purchase 50,000,000 shares of our common stock at the price of $0.008 per share, subject to adjustment, for proceeds of $400,000. The note is interest bearing at a rate of 10% per annum and has a maturity date of June 18, 2015. The Conversion Price per share of Common Stock shall be the lower of (A) the 10-day trailing volume weighted average bid price of the Borrower’s Common Stock, calculated at time of conversion, or (B) $0.008 (“Fixed Price Component”) subject to adjustment.  The Fixed Price Component of the Conversion Price will be subject to adjustments during the period that the Note is outstanding. Each adjustment shall be at the Holder’s election, using the 10-day trailing volume weighted average bid price of the Borrower’s Common Stock at the time of such election (the “New Reference Price”). If the New Reference Price is less than the existing Fixed Price Component of the Conversion Price, then the New Reference Price shall be used as the new Fixed Price Component of the Conversion Price subject to a floor of $0.003 per share.  This convertible promissory note is senior to all existing debt of the Borrower and is subordinate to any future line of credit backed by the Borrower’s accounts receivable and inventory.  This convertible note is un-perfected but secured by the assets of the Borrower.  Such security interest will be effected upon an Event of Default.  On December 29, 2014, Rich Niemiecsubmitted a Conversion Price Adjustment per the agreement lowering the Fixed Price Component of the convertible promissory note to $0.0065 per share and adjusting the warrant exercise price to $0.0078 per share.

The Company recorded a debt discount related to the value of the warrants in the amount of $208,000.  The debt discount amount recorded related to the warrants was determined based on the relative fair value of the note payable and the warrants.  The fair value of the warrants was determined using the Black-Scholes-Merton model.  The Company also recorded a debt discount related to a beneficial conversion feature in the amount of $192,000 for this note.  Debt discount of $200,001 and $222,224 respectively, has been amortized to interest expense in our condensed consolidated statement of operations for the three and six months ended March 31, 2015.

Note 6.  Preferred Stock and Common Stock

Preferred Stock- Our board of directors has the authority to designate and issue up to 5,000,000 shares of $0.001 par value preferred stock in one or more series, and to fix and determine the relative economic rights and preferences of preferred shares any or all of which may be greater than the rights of our common stock, as well as the authority to issue such shares without further stockholder approval. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders preferred rights to our assets upon liquidation, the right to receive dividends before dividends are declared to holders of our common stock, and the right to the redemption of such preferred shares, together with a premium, prior to the redemption of the common stock. In addition, shares of preferred stock could be issued with terms calculated to delay or prevent a change in control or make removal of management more difficult. As of March 31, 2015, we had one class of preferred stock designated; 3,500,000 shares as Series B preferred stock, leaving 1,500,000 shares of undesignated preferred stock.

Series B Preferred Stock - As of March 31, 2015 and September 30, 2014, we have 1,366,204 and 1,314,988 shares of Series B preferred stock issued and outstanding, respectively.  Holders of Series B have no redemption rights and each share of Series B is entitled to interest at a simple interest rate of 6% per annum. Series B is convertible, at the discretion of our management, into shares of our common stock, except that the holders of the Series B may elect to convert the Series B into common stock upon or after the resignation or termination of our Chief Executive Officer. The number of shares of common stock issuable upon conversion is calculated by (i) multiplying the number of Series B being converted by the per share purchase price received by the Company for such Series B , and then, multiplying such number by 130% and then dividing this calculated value by the average closing bid price, as defined, or by (ii) first, allocating the Series B proportionately according to the amounts by date of individual cash tranches received by the Company then, second, multiplying the number of Series B being converted, identified by tranche, by the per share purchase price received by the Company for such Series B, and then, multiplying such number or numbers by 130% and, finally, dividing the calculated value(s) by the average closing bid price, as defined. The holders of the Series B are entitled to vote with the holders of our common stock with the number of votes equal to the number of common shares available by conversion to the holders of the Series B. We have the right to redeem the Series B in cash at the face amount plus any accrued, but unpaid dividends.

On February 20, 2015, the Company filed an Amendment to Certificate of Designation After Issuance of Class or Series with the State of Nevada increasing the number of Series B Preferred Stock designated to 3,500,000.

During the six months ended March 31, 2015, we issued 198,728 shares of Series B preferred stock to Summit Trading Limited at a price per share of $1 for gross cash proceeds of $198,728.

On January 12, 2015, the Company opted to convert 147,511 of Series B Preferred Stock together with accrued dividends of $7,489, held by Summit Trading Ltd., into 26,168,962 shares of common stock.

Pursuant to the terms of the Certificate of Designation of Series B Preferred Stock, redeemed shares are returned to the Company’s general designated pool of preferred stock.  As of March 31, 2015, there were 1,462,180 shares remaining of Series B Preferred Stock available for issue.

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

Common Stock issued for services – During the six months ended March 31, 2015, the Company issued 583,334 shares of common stock to Consilium Global Research for services rendered and recorded $8,750 to marketing and sales expense.

In January 2015, the Company issued 1,250,000 shares of common stock to Complete Advisory Partners LLC for services rendered under a contract dated April 8, 2014. We recorded $9,125 to prepaid service contracts and have amortized $3,041 to marketing and sales expense in the quarter ending March 31, 2015.

Effective January 1, 2015, the Company entered into an agreement with Crescendo Communications, LLC, for investor relations services for 12 months. The monthly payment consists of $3,000 in cash and $7,000 in shares of common stock priced at previous 5 day volume weighted average price. We issued 2,843,118 shares of common stock during the quarter ended March 31, 2015 under the contract and recorded $21,000 to marketing expense.

In March 2015, the Company issued 200,000 shares as a partial payment to TheFinancialNetwork.com under the terms of an agreement dated March 9, 2015. We recorded $1,500 to marketing and sales expense for this transaction.

Common Stock issued in connection with note payable– In March 2015, the Company issued 3,750,000 shares as a partial payment to Carter, Terry & Company for placement agency services. We recorded $24,000 to financing costs for this transaction.

Long-term incentive compensation plan- Our Long Term Incentive Compensation Plan (the “Plan"), as restated, was approved by shareholders in July 2014. The Plan is administered by our board of directors. In July 2014, shareholders also approved an automatic share reserve increase by an amount equal to ten (10%) percent of the common shares available for issuance under the Plan beginning on August 1, 2014, and on each August 1st of the next nine (9) years.  The aggregate number of shares available for issuance under the Plan is 357,500,000 as of March 31, 2015.   We have granted stock options under the Plan to employees, members of our board of directors, advisors and consultants. No options have been exercised. Options are exercisable for ten years from date of grant.

The following table summarizes stock option activity for the six months ended March 31, 2015:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at September 30, 2014	236,096,007	$0.0065
Granted	1,600,000	$0.0098
Exercised	-	-
Expired	-	-
Forfeited	-	-
Cancelled	(1,100,000)	0.01810
Outstanding at March 31, 2015	236,596,007	$0.0064
Exercisable at March 31, 2015	227,033,507	$0.0061

As of March 31, 2015, the aggregate intrinsic value of options outstanding and options vested, representing the excess of the closing market price of our common stock over the exercise price, are both $1,000,072. As of March 31, 2015, we had $154,466 of total unrecognized compensation cost related to unvested options. Unrecognized compensation cost is to be recognized over 19 months with the majority to be recognized in the current fiscal year. We determine the value of share-based compensation using the Black-Scholes-Merton fair value option-pricing model.  There were no options granted during the three months ended March 31, 2015, but 1,600,000 during the six months ended March 31, 2015.

Warrants– At March 31, 2015, there were warrants outstanding for the purchase of 328,910,978 shares of our common stock at a weighted average exercise price of $0.012 per share. During the six months ended March 31, 2015, we issued warrants to purchase a total of 50,000,000, shares of common stock at an exercise price of $0.008 per share, in conjunction with the issuance of a promissory note (see note 5). The fair value of the warrants issued was calculated using the Black-Scholes-Merton model. Warrants outstanding at March 31, 2015 expire at various dates from April 2015 to December 2021. A summary of warrant activity during the six months ended March 31, 2015 follows:

Warrants Outstanding
Outstanding at September 30, 2014	368,585,978
Granted	50,000,000
Exercised	-
Cancelled	-
Expired	(89,675,000)
Outstanding at March 31, 2015	328,910,978

Between April 1 2015 and June 30, 2015, 139,227,582 warrants with the exercise prices between $0.005 and $0.015 are expiring. The warrants were issued in connection with prior funding efforts in the same period in 2012.

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

Disputes with various vendors - Certain of our vendors have brought suits and/or obtained judgments in their favor regarding past due balances owed them by us. We have recorded these past due balances in liabilities in our condensed consolidated balance sheets at March 31, 2015 and September 30, 2014. We do not believe any loss in excess of amounts recorded that could arise would be material. We have not recorded any liabilities for finance charges or legal fees that could be applied by the vendors or lenders to these debts.

Note 8.  Related Party Transactions

For purposes of these consolidated financial statements, Summit Trading Limited, Green World Trust, Clean Tech Investors, LLC, Bard Associates, and Sierra Trading Corp., are considered related parties due to their beneficial ownership (shareholdings or voting rights) in excess of 5% during the six months ended March 31, 2015 and 2014. All material transactions with these investors and other related parties for the six months ended March 31, 2015 and 2014, not listed elsewhere, are listed below.

During the six months ended March 31, 2015 and 2014, we recorded consulting expense in the amount of $66,000 and $87,750, respectively, with Advanced Materials Advisory, LLC (“Advanced Materials”) for services by David Schmidt as Acting Principal Financial Officer. Advanced Materials is owned by David Schmidt, who is also a Member of Neah's Board of Directors.  The Company had accounts payable balances due to Advanced Materials of $129,989 and $113,489 at March 31, 2015 and September 30, 2014, respectively.

Note 9. Subsequent Events

In April 2015, the Company issued to Summit Trading Ltd. 76,888 Series B Preferred Stock at a price per share of $1 for proceeds of $76,888 under two separate Security Purchase Agreements.

On April 6, 2015, the Company opted to convert 254,338 shares of Summit Trading Ltd. Series B Preferred Stock, together with accrued dividends of $14,983, into 44,318,735 shares of common stock at a price per share of $0.0079.

In April and may 2015, Inter-Mountain converted $108,750 of principal and interest into 23,398,570 shares of common stock in three separate installments under the Note described in note 5.

In January 2015 the Company entered into a definitive agreement to acquire 100% of the outstanding shares of Shorai, Inc. (“Shorai”), a lithium ion battery company, by way of mergers with NeahPower subsidiaries. The acquisition purchase price is a combination of a $1,000,000 cash payment and the issuance of up to $2,200,000 in Preferred Stock of NeahPower to the three shareholders of Shorai.  Pursuant to the agreement, NeahPower had until February 28, 2015 to make the $1,000,000 cash payment and close the merger transaction. In the event that the closing conditions of the agreement cannot be met, NeahPower will pay to Shorai termination fee equal to 3% of the merger consideration.  Upon consummation, NeahPower will enter into an employment agreement with the founder of Shorai, David Radford, who shall be appointed to its Board and continue to manage the Shorai operations.  Effective April 17, 2015 NeahPower entered into a second amendment of the definitive agreement to acquire 100% of the outstanding shares of Shorai. The amendment allows for an extension of the agreement and amends the date by which the company would make a $1,000,000 cash payment and close the merger transaction to May 14, 2015. As of the date of this report the merger transaction has not been closed.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview and Background

The following management’s discussion and analysis is intended to provide information necessary to understand our condensed consolidated financial statements and highlight certain other financial information, which in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition, and results of operations. In particular, the discussion is intended to provide an analysis of significant trends and material changes in our financial condition and operating results during the six months ended March 31, 2015, compared to the six months ended March 31, 2014. Operating results for the six months ended March 31, 2015 are not necessarily indicative of the results that may be expected for any future period. Investors should read the following discussion and analysis in conjunction with our audited financial statements and related notes for the year ended September 30, 2014.

Neah PowerSystems, Inc. (NPWZ) is engaged in the development and sale of renewable energy solutions using proprietary fuel cell technology. Our fuel cells are designed to replace existing rechargeable and non-rechargeable battery technology in a variety of applications. We are developing solutions specifically targeted for the military, transportation, and portable electronics applications, and are continuing to pursue additional applications for our technology. Our long-lasting, efficient and safe power solutions include devices such as notebook PCs, military radios, and other power-hungry computer, entertainment and communications products.

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

We have an intellectual property portfolio consisting of 12 issued patents, 14 patents pending, and various trade secrets for our proprietary technology.  We use a unique, patented and award winning, silicon-based design for our Powerchip™ micro fuel cells that enable higher power densities, lower cost and compact form-factors. The PowerChip™ technology has been recognized for both its innovativeness and its application potential from noted sources including the 2012 ZINO Green finalist, the 2010 WTIA finalist, 2010 Best of What’s New Popular Science and other awards.

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

Liquidity, Going Concern and Capital Resources

Our Condensed Consolidated Financial Statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The report of our auditors on our Consolidated Financial Statements for our fiscal year ended September 30, 2014 indicates that there is substantial doubt about our ability to continue as a going concern based upon our balance sheet, cash flows and liquidity position. We cannot provide assurance that we will obtain sufficient funds from financing or operating activities to support continued operations or business deployment. Our financial statements for the six months ended March 31, 2015 and 2014 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classifications of liabilities that may result from the outcome of this uncertainty.

Since our inception, we have reported net losses, including losses of $3,831,809 and $2,385,899 during the years ended September 30, 2014 and 2013, respectively. We have reported a net loss of $1,904,157 during the six months ended March 31, 2015, and we expect losses to continue in the near future as we grow our operations. At March 31, 2015, we have a working capital deficit of $1,674,890 and an accumulated deficit of $64,271,788.

During the past several years, we have funded our operations through sales of our common and preferred stock, short-term borrowings, and settlement of accounts payable by issuance of common stock. During the six months ended March 31, 2015,we have funded our operations through sales of our preferred stock and short-term borrowings. In this regard, during the six months ended March 31, 2015, we raised net cash of $860,596 from our financing activities.

We require additional financing to execute our business strategy and to satisfy our near-term working capital requirements. Our operating expenses will use a significant amount of our cash resources.  As of March 31, 2015, we had $846,184 in accounts payable. Our management seeks to raise additional financing to fund future operations and to provide additional working capital to fund our business. Without additional funding, our cash is estimated to support our operations through May 2015. We cannot provide assurance that we will obtain sufficient funds from financing or operating activities to support continued operations or business deployment. Without the needed funding or adequate cash flow from operations, we may be forced to curtail our development or cease our operations altogether, which may include seeking protection under the bankruptcy laws.

Recent Financing Activities

In February and March 2015, the Company sold 180,225 Series B preferred shares to Summit Trading Ltd, for the purchase price of $180,227 pursuant to the terms of five separate Securities Purchase Agreements.

On March 9, 2015, Inter-Mountain opted to fund the two Buyer Trust Deed notes for a total of $300,000. In connection with this funding, the Company paid $24,000 and 3,750,000 shares in placement agency fees to Carter, Terry & Company.

Results of Operations

For the three and six months ended March 31, 2015, compared to the three and six months ended March 31, 2014.

We recorded revenues of $6,008 and cost of revenues of $3,186 for the three months ended March 31, 2015, and revenues of $185,269 and cost of revenues of $11,544 for the six months ended March 31, 2015 due primarily to revenues from a customer purchase order contract for proof of concept trial fuel cells, in addition to some revenues from direct consumer sales, compared to zero revenue and zero cost of revenue for the three and six months ended March 31, 2014.  Through October and November 2014, the Defense Research and Development Organization of the Government of India completed the proof of concept trial and the Company recognized $172,285 of revenue.  Product testing, qualification and acceptance were completed by December 2014. Substantially all expenses related to this development project were incurred in prior periods and expensed as incurred and thus there are no expenditures included in cost of revenues for the six months ended March 31, 2015, related to this. Cost of revenues represent the expenses of labor, parts and materials associated with the production of the direct consumer sales units.

Research and development expenses (“R&D”) consist primarily of salaries and other personnel-related expenses, facilities costs, and other laboratory and research related expenses. Total R&D costs for the three months ended March 31, 2015 increased $53,859 to $248,372 from $194,513 in the three months ended March 31, 2014 and increased $306,673 to $663,474 from $356,801 in the six months ended March 31, 2015 as compared to the same period in 2014. The three month increase was primarily due to increases in salaries of $63,623, and a decrease of project expenses of $9,764.  The six month increase was primarily due to increases in salaries of $130,940, and an increase of project expenses of $175,733.

Marketing and sales expenses (“Marketing”) consist primarily of salaries and other personnel-related expenses, marketing, patent expenses, public relations consultants, and other related expenses to market products and prepare for placement of product into market. Total Marketing costs for the three months ended March 31, 2015 increased by $186,677, to $374,128 from $187,451 in the three months ended March 31, 2014 and increased by $145,861 to $561,513 from $415,652 in the six months ended March 31, 2015 as compared to the same period in 2014.  The three month increase was primarily due to an increase in Marketing salaries, wages, benefits and stock compensation of $56,155 to $123,721 from $67,566, and an increase in business development consultants, patent expense, public relations consultants, travel and other related expenses of $130,522 to $250,407 from $119,885.  The six month increase was primarily due to an increase in Marketing salaries, wages, benefits and stock compensation of $86,835 to $236,655 from $149,820, and an increase in business development consultants, patent expense, public relations consultants, travel and other related expenses of $59,026 to $324,858 from $265,832.

General and administrative expenses (“G&A”) consist primarily of salaries and related expenses for our management, finance and related personnel, professional fees, such as accounting and legal, corporate insurance and facilities costs, and non-employee members of our board of directors. G&A expenses decreased $12,902 to $198,830 from $211,732 in the three months ended March 31, 2015 and increased $5,476 to $492,649 from $487,173 in the six months ended March 31, 2015 compared to same periods in 2014. The decrease in G&A expense in the three months ended March 31, 2015 compared with the same period in 2014 and the increase in G&A expense in the six months ended March 31, 2015 compared with the same period in 2014 was primarily due to the following:

•         a decrease in board compensation  of $100 to $17,951 from $18,051 for the three months period ended March 31, 2015 compared to the same period in 2014.   An increase in board compensation of $2,255 to $38,357 from $36,102 for the six months period ending March 31, 2015 compared to the same period in 2014.

•         a decrease in stock option compensation of $24,025 to $22,282 from $46,307 for the three months period ended March 31, 2015 compared to the same period in 2014.   A decrease in stock option compensation of $73,621 to $67,294 from $140,915 for the six months period ending March 31, 2015 compared to the same period in 2014.

•         a decrease in salaries expense of $26,903 to $30,031 from $56,934 for the three months period ended March 31, 2015 compared to the same period in 2014. A decrease in salaries expense of $25,089 to $64,556 from $89,645 for the six months period ending March 31, 2015 compared to the same period in 2014.

•         an increase in professional services of $71,079 to $117,898 from $46,819 for the three months period ended March 31, 2015 compared to the same period in 2014.  An increase in professional services of $140,832 to $303,089 from $162,257 for the six months period ending March 31, 2015 compared to the same period in 2014.

•         a decrease in facility cost of $7,965 to $3,693 from $11,658 for the three months period ended March 31, 2015 compared to the same period in 2014.  A decrease in facility cost of $13,708 to $8,064 from $21,772 for the six months period ending March 31, 2015 compared to the same period in 2014.

•         a decrease in other expenses of $24,988  to $6,975 from $31,963 for the three months period ended March 31, 2015 compared to the same period in 2014.  A decrease in other expenses of $25,193 to $11,289 from $36,482 for the six months period ending March 31, 2015 compared to the same period in 2014.

Interest expense increased by $231,059 to $236,828 from $5,769 for the three months period ended March 31, 2015 compared to the same period in 2014.  Interest expense increased by $239,062 to $293,464 from $54,402 for the six months period ended March 31, 2015 compared to the same period in 2014.   The increase is due to amortization of additional debt discount related to new debt issued during the three and six month periods ending March 31, 2015.

Financing costs increased $41,357 to $60,857 from $19,500 for the three months period ended March 31, 2015 compared to the same period in 2014.  Financing costs decreased by $88,248 to $73,982 from $162,230 for the six months period ended March 31, 2015 compared to the same period in 2014. The increase in financing costs for the three months ending March 31, 2015, is due to fees and shares issued to a placement agency for services. The decrease in financing costs for the six months ending March 31, 2015 compared to the same period in 2014 was due to the costs associated with heavy financing activity and new debt in 2014.

Loss on settlement of liabilities decreased $404,258 to $0 for both the three and six months ended March31, 2015 compared to the same periods in 2014.  The loss incurred during 2014 was due to loss on debt conversion to stock.

During the three and six months ended March 31, 2015, we recorded a gain on sale of equipment of $1,000 and $13,500 compared with $0 recorded in the same periods of 2014.

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

Off-Balance Sheet Arrangements

As of March 31, 2015 we did not have any off-balance sheet arrangements.

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

Our management, with the participation of our chief executive officer and acting principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of  March 31, 2015. Based upon that evaluation, our Chief Executive Officer and Acting Principal Financial Officer concluded that our disclosure controls and procedures were not effective for gathering, analyzing and disclosing the information that we are required to disclose in reports filed under the Securities Exchange Act of 1934, as amended.  In performing the assessment for the quarter ended March 31, 2015, our management concluded that our disclosure controls and procedures were not effective to accomplish the foregoing, due to the material weakness in internal control over financial reporting that was first identified in 2008 and was most recently described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

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

Limitations on Disclosure Controls and Procedures.

Our management, including our chief executive officer and acting principal financial officer, does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

As of March 31, 2015 we remained a party to certain judgments and legal actions related to failure to pay outstanding invoices on Accounts Payable, which is included in our financial statements as Accounts Payable and Notes Payable. We continue to work with these vendors to negotiate and settle these debts, based on available cash resources.

Item 1A.  Risk Factors.

Investors should carefully consider the risk factors set forth in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2014 which could materially affect our business, financial position and results of operations.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The information below lists all of the securities we sold during the three months ended March 31, 2015, which were not registered under the Securities Act, including all sales of reacquired securities, as well as new issues, securities issued in exchange for property, services, or other securities, and new securities resulting from the modification of outstanding securities. No underwriting discounts or commissions were incurred in connection with any of the following transactions except as noted below. Each of the transactions was conducted as a private placement, without the use of any general solicitation, and was exempt from registration under Section 4(a)(2) of the Securities Act.

•         During the quarter ended March 31, 2015, we issued 180,225 shares of our Series B preferred stock, valued at approximately $180,227 to Summit Trading Ltd pursuant to the terms of five separate Security Purchase Agreements.

•         In January 2015, the Company issued 26,168,962 shares of common stock in a conversion of 147,511 shares of Series B Preferred stock, together with accrued dividends of 7,489 shares of Series B Preferred stock.

•         During the quarter ended March 31, 2015, we issued 38,514,764 shares of common stock, valued at $144,843 to Inter-Mountain Capital Corp under a Convertible Promissory Note.

•         In March 2015, we issued 291,667 shares of common stock, valued at $4,375, to ConsiliumGlobal Research for services rendered.

•         During the quarter ended March 31, we issued 2,843,118 shares of common stock to Crescendo Communications LLC., valued at $21,000 for services rendered.

•         In March 2015, we issued 3,750,000 shares of common stock to Carter, Terry & Company, valued at $24,000 for placement agency services.

•         In March 2015, the Company issued 200,000 shares of common stock to TheFinancialNetwork.com, valued at $1,500 for services rendered.

Item 3.    Defaults Upon Senior Securities.

None

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

NEAH POWER SYSTEMS, INC.

Dated: May 13, 2015	By:	/s/ GERARD C. D’COUTO
Gerard C. D’Couto
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 13, 2015	By:	/s/ DAVID SCHMIDT
David Schmidt
Acting Principal Financial Officer
(Acting Principal Accounting Officer)

Exhibit Index

No.	Description	Incorporation By Reference

4.1	Amendment of Certificate of Designation of Series B Preferred Stock	Filed as an Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on March 4, 2015 and incorporated herein by reference
10.48	Form of Securities Purchase Agreement with Summit Trading Ltd.	Filed as Exhibit 10.47 with Form 10-Q on May 15, 2014, and incorporated by reference herein
10.49	Form of Securities Purchase Agreement and Warrant agreement with John P. de Neufville.	Filed as Exhibits 10.1 and 10.2 with Form 8-K on June 13, 2014, and incorporated by reference herein
10.50	Form of Securities Purchase Agreement and Secured Promissory Note for Inter-Mountain Capital Corporation, LLC	Filed as Exhibits 10.1 and 10.2 with Form 8-K on May 13, 2014, and incorporated by reference herein
10.51	Form of Global Amendment for Inter-Mountain Capital Corporation, LLC	Filed as Exhibit 10.15 with Form 10-K on December 23, 2014 and incorporated by reference herein
10.52	Form of Six Month Convertible Promissory Note with Rich Niemiec.	Filed as Exhibit 10.15 with Form 10-K on December 23, 2014 and incorporated by reference herein
10.53	Form of Warrant Agreement with Rich Niemiec	Filed as Exhibit 10.15 with Form 10-K on December 23, 2014 and incorporated by reference herein
10.54	Form of Merger Agreement with Shorai, Inc.	Filed as Exhibit 10.1 with Form 8-K on January 8, 2015 and incorporated by reference herein
10.55	Amendment to agreement and plan of merger with Shorai, Inc.	Filed as an Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on March 4, 2015 and incorporated herein by reference
10.56	Second amendment to agreement and plan of merger with Shorai, Inc.	Filed as an Exhibit to the Registrant's Current Report on Form 8-K filed on April 20, 2015 and incorporated herein by reference
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.	Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer.	Filed herewith.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 per Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*   XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.