Form 10-Q
period 2015-06-30
NEAH POWER SYSTEMS, INC.
filed 2015-08-14
CIK 1162816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting Company ☒

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 07, 2015
Common Stock, $0.001 par value	1,265,425,668

Neah Power Systems, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended June 30, 2015

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

PART 1 - FINANCIAL INFORMATION

Item 1.                   Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2015 and September 30, 2014

(Unaudited)

ASSETS	June 30, 2015	September 30, 2014

Current Assets
Cash & cash equivalents	$129,893	$475,135
Restricted cash	10,000	10,000
Note receivable, net of allowances for uncollectable accounts of $52,347	-	-
Accounts receivable	-	6,300
Prepaid expenses and other current assets	43,260	165,108
Deferred loan fees	301,151	23,125
Total current assets	484,304	679,668

Property and equipment, net	71,030	83,511
Total assets	$555,334	$763,179

LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities
Accounts payable	$849,254	$842,786
Accrued compensation and related expenses	494,009	414,898
Other liabilities	71,429	89,733
Notes payable and accrued interest, net of discount of $131,237 and $48,385, respectively	801,406	464,479
Total current liabilities	2,216,098	1,811,896

Commitments and contingencies (see note 7)	-	-

Stockholders' deficit
Preferred stock
$0.001 par value: 5,000,000 shares authorized
Series B convertible: 2,222,022 shares designated, 1,131,825 and 1,314,988 shares issued and outstanding, respectively	1,132	1,315
Common stock
$0.001 par value, 1,800,000,000 shares authorized, 1,240,711,541 and 966,107,350 shares issued and outstanding, respectively	1,240,711	966,107
Additional paid-in-capital	62,501,714	60,351,492
Accumulated deficit	(65,404,321)	(62,367,631)

Total stockholders' deficit	(1,660,764)	(1,048,717)

Total liabilities and stockholders' deficit	$555,334	$763,179

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and nine months ended June 30, 2015 and 2014

(Unaudited)

	For the three months ended June 30,		For the nine months ended June 30,
	2015	2014	2015	2014

Revenues	$10,804	$-	$196,073	$-
Cost of revenues	196	-	11,740	-

Gross profit	10,608	-	184,333	-

Operating expenses
Research and development expense	203,194	357,470	866,669	714,272
Marketing and sales	373,354	239,436	934,867	655,088
General and administrative expense	235,810	247,633	728,460	734,807

Total operating expenses	812,358	844,539	2,529,996	2,104,167

Loss from operations	(801,750)	(844,539)	(2,345,663)	(2,104,167)

Other income (expense)
Financing costs	(61,204)	(101,339)	(135,186)	(263,569)
Interest expense	(269,582)	(14,275)	(563,041)	(68,675)
Gain on sale of equipment	-	13,699	13,500	13,699
Gain (Loss) on settlement of liabilities, net	-	1,625	-	(402,633)
Other	-	-	(6,300)	-

Net loss	$(1,132,536)	$(944,829)	$(3,036,690)	$(2,825,345)

Net loss per share
Basic and diluted loss per common share	$-	$-	$-	$-

Weighted average shares used to compute net income (loss) per share
Basic and diluted weighted average common shares outstanding	1,171,179,901	936,826,593	1,060,777,052	873,013,636

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended June 30, 2015 and 2014

(Unaudited)

	For the nine months ended June 30,
	2015	2014

Cash flows from operating activities:
Net loss	$(3,036,690)	$(2,825,345)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	16,981	1,416
Amortization of debt discount	524,211	56,013
Expense from financing costs paid in equity and debt issuance	52,040	104,568
Stock-based compensation expense from options, warrants, and shares issued for services	469,813	530,836
Loss on settlement of liabilities, net	-	402,633
Gain on sale of assets	(13,500)	(13,699)
Other	6,300	20,946
Changes in operating assets and liabilities
Prepaid expenses and other current assets	121,850	(494)
Deferred loan fees	(5,355)	8,750
Accounts payable	6,467	(155,611)
Accrued compensation and related expense	79,111	64,852
Accrued interest and other liabilities	19,450	17,861
Net cash used in operating activities	(1,759,322)	(1,787,274)
Cash flows from investing activities
Proceeds from sale of fixed assets	13,500	76,537
Purchases of fixed assets	(4,500)	(41,427)
Net cash provided by investing activities:	9,000	35,110
Cash flows from financing activities:
Proceeds from sale of common stock	-	1,200,000
Proceeds from notes payable, net	902,500	570,000
Proceeds from sale of preferred stock	570,712	1,314,988
Proceeds from warrant exercise	-	2,000
Principal payments on notes payable	(68,132)	(132,500)
Net cash provided by financing activities	1,405,080	2,954,488
Net change in cash and cash equivalents	(345,242)	1,202,324
Cash and cash equivalents, beginning of year	475,135	18,346
Cash and cash equivalents, end of year	$129,893	$1,220,671

Supplemental cash flow information
Cash paid for interest	$1,243	$5,647
Cash paid for income taxes	$-	$-

Noncash investing and financing activities
Shares and Warrants issued in connection with settlement of liabilities and conversion of convertible notes	$452,343	$597,278
Shares issued in connection with an Asset Purchase Agreement	$-	$120,633
Discount (including beneficial conversion feature) on notes payable	$607,063	$91,671
Warrants issued as a loan fee	$288,712	$-

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

For the nine months ended June 30, 2015

(Unaudited)

	Preferred stock						Total Stockholders' Deficit
	Series B Preferred Stock		Common stock		Additional paid-in capital	Accumulated Deficit
	Shares	Amount	Shares	Amount
Balances at September 30, 2014	1,314,988	$1,315	966,107,350	$966,107	$60,351,492	$(62,367,631)	$(1,048,717)
Issuance of common stock on conversion of notes payable and accrued interest			106,016,079	106,016	346,327		452,343
Issuance of common stock and warrants for services			6,646,113	6,646	170,829		177,475
Issuance of common stock and warrants in connection with fee associated with note payable issues			5,931,818	5,932	318,780		324,712
Warrant issued in connection with note payable					208,000		208,000
Stock-based compensation - options					292,338		292,338
Issuance of Series B Preferred Stock	570,711	570			570,142		570,712
Conversion of Series B Preferred Stock to common stock	(753,874)	(753)	156,010,181	156,010	(155,257)		-
Beneficial conversion feature on convertible debt issued					399,063		399,063
Net loss for the nine months ended June 30, 2015						$(3,036,690)	(3,036,690)
Balances at June 30, 2015	1,131,825	$1,132	1,240,711,541	$1,240,711	$62,501,714	$(65,404,321)	$(1,660,764)

See Notes to Condensed Consolidated Financial Statements

NEAH POWER SYSTEMS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended June 30, 2015 and 2014 respectively.

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

We are developing two classes of fuel cells, one referred to as the PowerChip™ and the other as the BuzzCell™  product. The PowerChip™ is a silicon based fuel cell that uses traditional computer chip manufacturing to build the fuel cell. The BuzzCell™  product was developed during the last two years using some processing steps of the PowerChip™  technology and using polymeric materials for a lower cost, consumer oriented product. The PowerChip™ is targeted for applications (anaerobic) where the quality of the surrounding air is unpredictable or not available like diesel-fumes contaminated environments or underwater applications. The BuzzCell™ product uses air from the surrounding environment and is targeted for consumer-oriented and less aggressive applications for lower power ranges. The Company is also developing Formira HOD™, a reformer platform for direct on-site generation of hydrogen gas. Customers will be able carry a liquid with a better safety profile and generate hydrogen gas at point of use rather than carrying high pressure hydrogen gas cylinders.

Our laboratory facilities and corporate office are located in Bothell, Washington.

Note 2.   Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements. The accompanying unaudited financial information should be read in conjunction with the audited consolidated financial statements, including the notes thereto, as of and for the fiscal year ended September 30, 2014, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 23, 2014. The information furnished in this Report reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of our consolidated financial position, results of operations and cash flows for each period presented. The results of operations for the interim period ended June 30, 2015 may not be indicative of future results.

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

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for the fiscal and interim reporting periods beginning after December 15, 2017  using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09. Management is currently evaluating the impact of the Company's pending adoption of ASU 2014-09 on its consolidated financial statements.  The effective date of ASU 2014-09 was delayed one year, changed from December 15, 2016 to December 15, 2017 by the FASB in July 2015 although entities can still elect to adopt beginning during fiscal reporting  periods, beginning after December 15, 2016.

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

Note 3. Going concern

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of our Company as a going concern., which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The report of our auditors on our Consolidated Financial Statements for our fiscal year ended September 30, 2014 indicates that there is substantial doubt about our ability to continue as a going concern based upon our balance sheet, cash flows and liquidity position. We cannot provide assurance that we will obtain sufficient funds from financing or operating activities to support continued operations or business deployment. Our financial statements for the nine months ended June 30, 2015 and 2014 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classifications of liabilities that may result from the outcome of this uncertainty.

Since our inception, we have reported net losses, including losses of $3,831,809 and $2,385,899 during the years ended September 30, 2014 and 2013, respectively. We have reported a net loss of $3,036,690 during the nine months ended June 30, 2015, and we expect losses to continue in the near future as we grow our operations. At June 30, 2015, we have a working capital deficit of $1,731,794 and an accumulated deficit of $65,404,321.

During the past several years, we have funded our operations through sales of our common and preferred stock, short-term borrowings, and settlement of accounts payable by issuance of common stock. During the nine months ended June 30, 2015,we have funded our operations through sales of our preferred stock and short-term borrowings. In this regard, during the nine months ended June 30, 2015, we raised net cash of $1,405,080 from our financing activities.

We require additional financing to execute our business strategy and to satisfy our near-term working capital requirements. Our operating expenses will use a significant amount of our cash resources. As of June 30, 2015, we had $849,254 in accounts payable. Our management seeks to raise additional financing to fund future operations and to provide additional working capital to fund our business. Without additional funding, our cash is estimated to support our operations through August 2015. We cannot provide assurance that we will obtain sufficient funds from financing or operating activities to support continued operations or business deployment. Without the needed funding or adequate cash flow from operations, we may be forced to curtail our development or cease our operations altogether, which may include seeking protection under the bankruptcy laws.

Note 4. Net Loss per Share

Basic and diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. All common stock equivalents are excluded as the effect would be anti-dilutive due to our net losses. The following numbers of shares have been excluded from net loss per share computations for the nine months ended June 30, 2015 and 2014, respectively:

	2015	2014
Convertible Series B Preferred Stock	349,793,123	116,524,653
Convertible debt	224,524,739	40,606,041
Common stock options	239,596,007	239,382,543
Common stock purchase warrants	272,176,547	372,205,978

Note 5.  Notes Payable

Notes payable and accrued interest consisted of the following at June 30, 2015 and September 30, 2014:

	June 30, 2015	September 30, 2014
Convertible debentures	$909,410	$502,500
Accrued interest	23,233	10,364
Debt discount	(131,237)	(48,385)
	$801,406	$464,479

Convertible Promissory Notes Payable – Inter Mountain
On May 7, 2014 we received an initial payment on a May 5, 2014 Securities Purchase Agreement with Inter-Mountain Capital Corporation LLC (“Inter-Mountain”), for the sale of a 5% Secured Convertible Promissory Note in the principal amount of $832,500, which includes legal expenses in the amount of $7,500 and a $75,000 original issue discount, for net proceeds of $750,000, consisting of $450,000 paid in cash at closing and two secured promissory notes payable to the Company, aggregating $300,000, bearing interest at the rate of 5% per annum.  On March 9, 2015, the two secured promissory notes payable were paid and the Company received proceeds in the amount of $300,000 and the note has been fully funded by Inter-Mountain.   We are carrying the value of these notes on our condensed consolidated balance sheets at June 30, 2015, and September 30, 2014, in the amount of $336,910 and $502,500, respectively. The note bears interest at the rate of 5% per annum.  All interest and principal must be repaid on or prior to October 7, 2015. The note is convertible into common stock at the price of $0.05 per share.  The Company has the option to prepay the note at the rate of 125%.

We recorded beneficial conversion feature in the amount of $76,706 for the funding paid at initial closing in May of 2014, and an additional $135,178 for the two secured promissory notes funded in March 2015. During the three and nine months ended June 30, 2015, we have amortized $71,176 and $120,348, respectively, to interest expense in our condensed consolidated statements of operations. During the nine months ended June 30, 2015, the Company opted to convert $452,343 of principal and interest into 106,016,079 shares of common stock. On conversion, we recorded a reduction to accrued interest of $24,886, and a reduction to notes payable in the amount of $427,457. The Company also opted to pay one installment of $69,375 in cash and recorded a reduction to accrued interest of $1,243, and a reduction to notes payable in the amount of $68,132.

On June 17, 2015 we received an initial payment on a June 16, 2015 Securities Purchase Agreement with Inter-Mountain, for the sale of a 5% Secured Convertible Promissory Note in the principal amount of $832,500, which includes legal expenses in the amount of $7,500 and a $75,000 original issue discount, for net proceeds of $750,000, consisting of $150,000 paid in cash at closing and four secured promissory notes payable to the Company, aggregating $600,000, bearing interest at the rate of 5% per annum.  We are carrying the net value of these notes on our condensed consolidated balance sheet at June 30, 2015, in the amount of $172,500.  The note bears interest at the rate of 5% per annum.  All interest and principal must be repaid on or prior to September 15, 2016. The note is convertible into common stock at the price of $0.05 per share.  The Company has the option to prepay the note at the rate of 125%.

We recorded beneficial conversion feature in the amount of $71,885 for the funding paid at initial closing in June of 2015. During the three and nine months ended June 30, 2015, we have amortized $3,863 to interest expense in our condensed consolidated statements of operations.

Convertible Promissory Note- Rich Niemiec
In December 2014, we issued a convertible promissory note to Rich Niemiec in the amount of $400,000 and warrants to purchase 50,000,000 shares of our common stock at the price of $0.008 per share, subject to adjustment, for proceeds of $400,000. The note is interest bearing at a rate of 10% per annum and has a maturity date of June 18, 2015. The Conversion Price per share of Common Stock shall be the lower of (A) the 10-day trailing volume weighted average bid price of the Borrower’s Common Stock, calculated at time of conversion, or (B) $0.008 (“Fixed Price Component”) subject to adjustment.  The Fixed Price Component of the Conversion Price will be subject to adjustments during the period that the Note is outstanding. Each adjustment shall be at the Holder’s election, using the 10-day trailing volume weighted average bid price of the Borrower’s Common Stock at the time of such election (the “New Reference Price”). If the New Reference Price is less than the existing Fixed Price Component of the Conversion Price, then the New Reference Price shall be used as the new Fixed Price Component of the Conversion Price subject to a floor of $0.003 per share.  This convertible promissory note is senior to all existing debt of the Borrower and is subordinate to any future line of credit backed by the Borrower’s accounts receivable and inventory.  This convertible note is un-perfected but secured by the assets of the Borrower.  Such security interest will be effected upon an Event of Default.  On May 26, 2015, Rich Niemiec submitted a Conversion Price Adjustment per the agreement lowering the Fixed Price Component of the convertible promissory note to $0.00588 per share and adjusting the warrant exercise price to $0.00735 per share.

The Company recorded a debt discount related to the value of the warrants in the amount of $208,000.  The debt discount amount recorded related to the warrants was determined based on the relative fair value of the note payable and the warrants. The fair value of the warrants was determined using the Black-Scholes-Merton model.  The Company also recorded a debt discount related to a beneficial conversion feature in the amount of $192,000 for this note.  Debt discount of $177,776 and $400,000 respectively, has been amortized to interest expense in our condensed consolidated statement of operations for the three and nine months ended June 30, 2015.

On June 19, 2015, the Company opted for an automatic extension of the maturity date of the Note of six months to December 19, 2015 under the terms of the original agreement. Per these terms, the interest rate increased from 10% per annum to 18% on the outstanding principal balance, and the Company issued a warrant to purchase an additional 52,493,151 shares of common stock at an exercise price of $0.008 per share, pursuant to the terms of the agreement. The fair value of the warrant of $288,712 was determined using the Black-Sholes-Merton model and is being amortized to expense over the amended term of the debt. The Company recorded $16,040 to financing cost in the three months ended June 30, 2015, and the remaining $272,672 is included in deferred loan fees in our condensed consolidated balance sheet June 30, 2015

Note 6.  Preferred Stock and Common Stock

Preferred Stock- Our board of directors has the authority to designate and issue up to 5,000,000 shares of $0.001 par value preferred stock in one or more series, and to fix and determine the relative economic rights and preferences of preferred shares any or all of which may be greater than the rights of our common stock, as well as the authority to issue such shares without further stockholder approval. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders preferred rights to our assets upon liquidation, the right to receive dividends before dividends are declared to holders of our common stock, and the right to the redemption of such preferred shares, together with a premium, prior to the redemption of the common stock. In addition, shares of preferred stock could be issued with terms calculated to delay or prevent a change in control or make removal of management more difficult. As of June 30, 2015, we had one class of preferred stock designated; 2,222,022 shares as Series B preferred stock, leaving 2,777,978 shares of undesignated preferred stock.

Series B Preferred Stock - As of June 30, 2015 and September 30, 2014, we have 1,131,825 and 1,314,988 shares of Series B preferred stock issued and outstanding, respectively.  Holders of Series B have no redemption rights and each share of Series B is entitled to interest at a simple interest rate of 6% per annum. Series B is convertible, at the discretion of our management, into shares of our common stock, except that the holders of the Series B may elect to convert the Series B into common stock upon or after the resignation or termination of our Chief Executive Officer. The number of shares of common stock issuable upon conversion is calculated by (i) multiplying the number of Series B being converted by the per share purchase price received by the Company for such Series B , and then, multiplying such number by 130% and then dividing this calculated value by the average closing bid price, as defined, or by (ii) first, allocating the Series B proportionately according to the amounts by date of individual cash tranches received by the Company then, second, multiplying the number of Series B being converted, identified by tranche, by the per share purchase price received by the Company for such Series B, and then, multiplying such number or numbers by 130% and, finally, dividing the calculated value(s) by the average closing bid price, as defined. The holders of the Series B are entitled to vote with the holders of our common stock with the number of votes equal to the number of common shares available by conversion to the holders of the Series B. We have the right to redeem the Series B in cash at the face amount plus any accrued, but unpaid dividends.

On June 24, 2015, the Company’s filed Amendment to Certificate of Designation After Issuance of Class or Series was recorded  with the State of Nevada decreasing the number of Series B Preferred Stock designated to 2,222,022 from 3,500,000.

During the nine months ended June 30, 2015, we issued 470,631 shares of Series B preferred stock to Summit Trading Limited at a price per share of $1 for gross cash proceeds of $470,631.

During the nine months ended June 30, 2015, we issued 100,080 shares of Series B preferred stock to Sierra Trading Corp at a price per share of $1 for gross cash proceeds of $100,080.

On January 12, 2015, the Company opted to convert 147,511 of Series B Preferred Stock together with accrued dividends of $7,489, held by Summit Trading Ltd., into 26,168,962 shares of common stock.

On April 6, 2015, the Company opted to convert 254,338 of Series B Preferred Stock together with accrued dividends of $14,983, held by Summit Trading Ltd., into 44,318,735 shares of common stock.

On May 15, 2015, the Company opted to convert 250,789 of Series B Preferred Stock together with accrued dividends of $16,486, held by Sierra Trading Corp., into 57,336,304 shares of common stock.

On May 22, 2015, the Company opted to convert 101,236 of Series B Preferred Stock together with accrued dividends of $7,204, held by Summit Trading Ltd., into 28,186,180 shares of common stock.

Pursuant to the terms of the Certificate of Designation of Series B Preferred Stock, redeemed shares are returned to the Company’s general designated pool of preferred stock.  As of June 30, 2015, there were 1,090,196 shares remaining of Series B Preferred Stock available for issue.

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

Common Stock issued for services– During the nine months ended June 30, 2015, the Company issued 583,334 shares of common stock to Consilium Global Research for services rendered and recorded $8,750 to marketing and sales expense.

In January 2015, the Company issued 1,250,000 shares of common stock to Complete Advisory Partners LLC for services rendered under a contract dated April 8, 2014. We initially recorded $9,125 to prepaid service contracts and have amortized $7,604 to marketing and sales expense during the nine months ending June 30, 2015.

Effective January 1, 2015, the Company entered into an agreement with Crescendo Communications, LLC, for investor relations services. The monthly payment consists of $3,000 in cash and $7,000 in shares of common stock priced at previous 5 day volume weighted average price. We issued 4,612,779 shares of common stock during the nine months ended June 30, 2015 under the contract and recorded $35,000 to marketing expense.

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

In June 2015, the Company issued 2,181,818 shares of common stock as a partial payment to Carter, Terry & Company for placement agency services. We recorded $12,000 to financing costs for this transaction.

Long-term incentive compensation plan- Our Long Term Incentive Compensation Plan (the “Plan"), as restated, was approved by shareholders in July 2014. The Plan is administered by our board of directors. In July 2014, shareholders also approved an automatic share reserve increase by an amount equal to ten (10%) percent of the common shares available for issuance under the Plan beginning on August 1, 2014, and on each August 1st of the next nine (9) years.  The aggregate number of shares available for issuance under the Plan is 357,500,000 as of June 30, 2015.  We have granted stock options under the Plan to employees, members of our board of directors, advisors and consultants. No options have been exercised. Options are exercisable for ten years from date of grant.

The following table summarizes stock option activity for the nine months ended June 30, 2015:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at September 30, 2014	236,096,007	$0.0065
Granted	4,600,000	$0.0088
Exercised	-	-
Expired	-	-
Forfeited	(6,650,000)	0.01810
Cancelled	-	-
Outstanding at June 30, 2015	234,046,007	$0.0065
Exercisable at June 30, 2015	226,833,507	$0.0060

As of June 30, 2015, the aggregate intrinsic value of options outstanding and options vested, representing the excess of the closing market price of our common stock over the exercise price, are both $329,512. As of June 30, 2015, we had $82,040 of total unrecognized compensation cost related to unvested options. Unrecognized compensation cost is to be recognized over 22 months with the majority to be recognized in the next fiscal year. We determine the value of share-based compensation using the Black-Scholes-Merton fair value option-pricing model.  There were 3,000,000 options granted during the three months ended June 30, 2015, and 4,600,000 during the nine months ended June 30, 2015 with a weighted average grant date Fair Value of $0.008 and $0.008 respectively.

Warrants– At June 30, 2015, there were warrants outstanding for the purchase of 272,176,547 shares of our common stock at a weighted average exercise price of $0.025 per share.

On May 20, 2015, we issued warrants to purchase a 30,000,000, shares of common stock at an exercise price of $0.02 per share, in conjunction with a consulting agreement. The warrants vested 50% at the time of issuance with the remaining warrants to vest equally over the following 11 months.

In December 2014 and June 2015, the company issued warrants to purchase 50,000,000 and 52,493,151 shares of common stock, respectively, in connection with a note (see Note 5).

The fair value of the warrants issued was calculated using the Black-Scholes-Merton model. Warrants outstanding at June 30, 2015 expire at various dates from September 2015 to June 2022. A summary of warrant activity during the nine months ended June 30, 2015 follows:

Warrants Outstanding
Outstanding at September 30, 2014	368,585,978
Granted	132,493,151
Exercised	-
Cancelled	-
Expired	(228,902,582)
Outstanding at June 30, 2015	272,176,547

Note 7. Commitments and Contingencies

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

Disputes with various vendors - Certain of our vendors have brought suits and/or obtained judgments in their favor regarding past due balances owed them by us. We have recorded these past due balances in liabilities in our condensed consolidated balance sheets at June 30, 2015 and September 30, 2014. We do not believe any loss in excess of amounts recorded that could arise would be material. We have not recorded any liabilities for finance charges or legal fees that could be applied by the vendors or lenders to these debts.

Note 8. Related Party Transactions

For purposes of these consolidated financial statements, Summit Trading Limited, Green World Trust, Clean Tech Investors, LLC, Bard Associates, and Sierra Trading Corp., are considered related parties due to their beneficial ownership (shareholdings or voting rights) in excess of 5% during the nine months ended June 30, 2015 and 2014. All material transactions with these investors and other related parties for the nine months ended June 30, 2015 and 2014, not listed elsewhere, are listed below.

During the nine months ended June 30, 2015 and 2014, we recorded consulting expense in the amount of $99,000 and $125,890, respectively, with Advanced Materials Advisory, LLC (“Advanced Materials”) for services by David Schmidt as Acting Principal Financial Officer. Advanced Materials is owned by David Schmidt, who is also a Member of Neah's Board of Directors.  The Company had accounts payable balances due to Advanced Materials of $140,989 and $113,489 at June 30, 2015 and September 30, 2014, respectively.

Note 9. Subsequent Events

In July and August 2015, Inter-Mountain converted $69,375 of principal and interest into 24,714,124 shares of common stock in two installments under the Note described in note 5.

In January 2015 the Company entered into a definitive agreement to acquire 100% of the outstanding shares of Shorai, Inc. (“Shorai”), a lithium ion battery company, by way of mergers with Neah Power subsidiaries. The acquisition purchase price is a combination of a $1,000,000 cash payment and the issuance of up to $2,200,000 in Preferred Stock of Neah Power to the three shareholders of Shorai.  Pursuant to the agreement, Neah Power had initially until February 28, 2015 to make the $1,000,000 cash payment and close the merger transaction. In the event that the closing conditions of the agreement cannot be met, Neah Power will pay to Shorai termination fee equal to 3% of the merger consideration.  Upon consummation, Neah Power will enter into an employment agreement with the founder of Shorai, David Radford, who shall be appointed to its Board and continue to manage the Shorai operations.  Effective July 15, 2015 Neah Power entered into a fifth amendment of the definitive agreement to acquire 100% of the outstanding shares of Shorai. The amendment allows for an extension of the agreement and amends the date by which the company would make a $1,000,000 cash payment and close the merger transaction to August 15, 2015. As of the date of this report the merger transaction has not been closed.

On July 24, 2015, the Company received $25,300 in advancement for Series B Stock from Summit Trading Ltd.

On July 31, 2015, Neah Power received a payment of $50,000 under one of the Inter-Mountain Trust Deed Notes from the June 16, 2015 Note described in Note 5.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview and Background

The following management’s discussion and analysis is intended to provide information necessary to understand our condensed consolidated financial statements and highlight certain other financial information, which in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition, and results of operations. In particular, the discussion is intended to provide an analysis of significant trends and material changes in our financial condition and operating results during the nine months ended June 30, 2015, compared to the nine months ended June 30, 2014. Operating results for the nine months ended June 30, 2015 are not necessarily indicative of the results that may be expected for any future period. Investors should read the following discussion and analysis in conjunction with our audited financial statements and related notes for the year ended September 30, 2014.

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

We are developing two classes of fuel cells, one referred to as the PowerChip™ and the other as the BuzzCell™.  The PowerChip™ is a silicon based fuel cell that uses traditional computer chip manufacturing to build the fuel cell.  The BuzzCell™ product was developed during the last two years using some processing steps of the PowerChip™ technology and using polymeric materials for a lower cost, consumer oriented product. The PowerChip™ is targeted for applications where the quality of the surrounding air is unpredictable or not available like diesel-fumes contaminated environments or underwater applications. The BuzzCell™ product uses air from the surrounding environment and is targeted for consumer-oriented and less aggressive applications for lower power ranges. The Company is also developing Formira HOD™, a reformer platform for direct on-site generation of hydrogen gas. Customers will be able carry a liquid with a more acceptable safety profile and generate hydrogen gas at point of use rather than carrying high pressure hydrogen gas cylinders.  Our technology and its applications have been validated both by our own research and customer results. We believe our fuel cells will outperform lithium ion batteries and other similar power sources, with longer run time, shorter recharge time, ease of portability, and other measures of performance. We anticipate that our fuel cell solution will be particularly beneficial in applications requiring the use of more than one battery because the user will only need to use a single fuel cell with a supply of smaller fuel cartridges, resulting in reduced overall size and weight.

We have an intellectual property portfolio consisting of 12 issued patents, 15 patents pending, and various trade secrets for our proprietary technology.  We use a unique, patented and award winning, silicon-based design for our Powerchip™ micro fuel cells that enable higher power densities, lower cost and compact form-factors. The PowerChip™ technology has been recognized for both its innovativeness and its application potential from noted sources including the 2012 ZINO Green finalist, the 2010 WTIA finalist, 2010 Best of What’s New Popular Science and other awards.

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

Liquidity, Going Concern and Capital Resources

Our Condensed Consolidated Financial Statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The report of our auditors on our Consolidated Financial Statements for our fiscal year ended September 30, 2014 indicates that there is substantial doubt about our ability to continue as a going concern based upon our balance sheet, cash flows and liquidity position. We cannot provide assurance that we will obtain sufficient funds from financing or operating activities to support continued operations or business deployment. Our financial statements for the nine months ended June 30, 2015 and 2014 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classifications of liabilities that may result from the outcome of this uncertainty.

Since our inception, we have reported net losses, including losses of $3,831,809 and $2,385,899 during the years ended September 30, 2014 and 2013, respectively. We have reported a net loss of $3,036,690 during the nine months ended June 30, 2015, and we expect losses to continue in the near future as we grow our operations. At June 30, 2015, we have a working capital deficit of $1,731,794 and an accumulated deficit of $65,404,321.

During the past several years, we have funded our operations through sales of our common and preferred stock, short-term borrowings, and settlement of accounts payable by issuance of common stock. During the nine months ended June 30, 2015,we have funded our operations through sales of our preferred stock and short-term borrowings. In this regard, during the nine months ended June 30, 2015, we raised net cash of $1,405,080 from our financing activities.

We require additional financing to execute our business strategy and to satisfy our near-term working capital requirements. Our operating expenses will use a significant amount of our cash resources.  As of June 30, 2015, we had $849,254 in accounts payable. Our management seeks to raise additional financing to fund future operations and to provide additional working capital to fund our business. Without additional funding, our cash is estimated to support our operations through August 2015. We cannot provide assurance that we will obtain sufficient funds from financing or operating activities to support continued operations or business deployment. Without the needed funding or adequate cash flow from operations, we may be forced to curtail our development or cease our operations altogether, which may include seeking protection under the bankruptcy laws.

Recent Financing Activities

During the quarter ended June 30, 2015, the Company sold 271,904 Series B preferred shares to Summit Trading Ltd, for the purchase price of $271,904 pursuant to the terms of eight separate Securities Purchase Agreements.

During the quarter ended June 30, 2015, the Company sold 100,800 Series B preferred shares to Sierra Trading Corp, for the purchase price of $100,080 pursuant to the terms of three separate Securities Purchase Agreements.

On June 17, 2015, the Company received cash proceeds of $150,000 under the terms of a convertible promissory note. In connection with this funding, the Company paid $12,000 and 2,181,818 shares in placement agency fees to Carter, Terry & Company.

Results of Operations

                 For the three and nine months ended June 30, 2015, compared to the three and nine months ended June 30, 2014.

We recorded revenues of $10,804 and cost of revenues of $196 for the three months ended June 30, 2015, and revenues of $196,073 and cost of revenues of $11,740 for the nine months ended June 30, 2015 due primarily to revenues from a customer purchase order contract for proof of concept trial fuel cells that was signed during the three months ended December 31, 2014, in addition to some revenues from direct consumer sales, compared to zero revenue and zero cost of revenue for the three and nine months ended June 30, 2014.  Through October and November 2014, the Defense Research and Development Organization of the Government of India completed the proof of concept trial and the Company recognized $172,285 of revenue. Product testing, qualification and acceptance were completed by December 2014. Substantially all expenses related to this development project were incurred in prior periods and expensed as incurred and thus there are no expenditures included in cost of revenues for the nine months ended June 30, 2015, related to this.  Cost of revenues represent the expenses of labor, parts and materials associated with the production of the direct consumer sales units.

Research and development expenses (“R&D”) consist primarily of salaries and other personnel-related expenses, facilities costs, and other laboratory and research related expenses. Total R&D costs for the three months ended June 30, 2015 decreased $154,277 to $203,193 from $357,470 in the three months ended June 30, 2014 and increased $152,397 to $866,669 from $714,272 in the nine months ended June 30, 2015 as compared to the same period in 2014. The three month decrease was primarily due to decrease in salaries of $80,701 and a decrease of project expenses of $77,160.   The nine month increase was primarily due to increases in salaries of $50,239 and an increase of project expenses of $90,641.

Marketing and sales expenses (“Marketing”) consist primarily of salaries and other personnel-related expenses, marketing, patent expenses, public relations consultants, and other related expenses to market products and preparation  for placement of product into market. Total Marketing costs for the three months ended June 30, 2015 increased by $133,918, to $373,354 from $239,436 in the three months ended June 30, 2014 and increased by $279,779 to $934,867 from $655,088 in the nine months ended June 30, 2015 as compared to the same period in 2014.  The three month increase was primarily due to an decrease in Marketing salaries, wages, benefits and stock compensation of  $35,506 to $46,748 from $82,254, and an increase in business development consultants, patent expense, public relations consultants, travel and other related expenses of $169,423 to $326,606 from $157,183.  The nine month increase was primarily due to an increase in Marketing salaries, wages, benefits and stock compensation of $51,329 to $283,403 from $232,074, and an increase in business development consultants, patent expense, public relations consultants, travel and other related expenses of $228,450 to $651,464 from $423,014.

General and administrative expenses (“G&A”) consist primarily of salaries and related expenses for our management, finance and related personnel, professional fees, such as accounting and legal, corporate insurance and facilities costs, and non-employee members of our board of directors. G&A expenses decreased $11,823 to $235,810 from $247,633 in the three months ended June 30, 2015 and decreased $6,347 to $728,460 from $734,807 in the nine months ended June 30, 2015, compared to same periods in 2014. The decreases in G&A expense in the three months ended June 30, 2015 and the nine months ended June 30, 2015 as compared with the same periods in 2014 was primarily due to the following:

•        no change in board compensation as $18,051 was reported for the three months period ended June 30, 2015 compared to the same period in 2014.  An increase in board compensation of $2,255 to $56,408 from $54,153 for the nine months period ending June 30, 2015 compared to the same period in 2014.

•        a decrease in stock option compensation of $36,334 to $0 from $36,334 for the three months period ended June 30, 2015 compared to the same period in 2014.  A decrease in stock option compensation of $109,955 to $67,294 from $177,249 for the nine months period ending June 30, 2015 compared to the same period in 2014.

•        a decrease in salaries expense of $11,309 to $26,886 from $38,195 for the three months period ended June 30, 2015 compared to the same period in 2014.  A decrease in salaries expense of $36,398 to $91,442 from $127,840 for the nine months period ending June 30, 2015 compared to the same period in 2014.

•        an increase in professional services of $40,847 to $174,751 from $133,904 for the three months period ended June 30, 2015 compared to the same period in 2014.  An increase in professional services of $181,678 to $477,840 from $296,162 for the nine months period ending June 30, 2015 compared to the same period in 2014.

•        an increase in facility cost of $1,179 to $4,227 from $3,048 for the three months period ended June 30, 2015 compared to the same period in 2014.  A decrease in facility cost of $12,529 to $12,291 from $24,820 for the nine months period ending June 30, 2015 compared to the same period in 2014.

•        a decrease in other expenses of $6,206  to $11,895 from $18,101 for the three months period ended June 30, 2015 compared to the same period in 2014.  A decrease in other expenses of $31,398 to $23,185 from $54,583 for the nine months period ending June 30, 2015 compared to the same period in 2014.

Interest expense increased by $255,307 to $269,582 from $14,275 for the three months period ended June 30, 2015 compared to the same period in 2014.  Interest expense increased by $494,366 to $563,041 from $68,675 for the nine months period ended June 30, 2015 compared to the same period in 2014.   The increase is due to amortization of additional debt discount related to new debt issued during the three and nine month periods ending June 30, 2015.

Financing costs decreased $40,135 to $61,204 from $101,339 for the three months period ended June 30, 2015 compared to the same period in 2014.  Financing costs decreased by $128,383 to $135,186 from $263,569 for the nine months period ended June 30, 2015 compared to the same period in 2014.  The decrease in financing costs for the three months and nine months ending June 30, 2015 compared to the same periods in 2014 was due to the costs associated with heavy financing activity and new debt issued in 2014.

Gain on settlement of liabilities decreased $1,625 to $0 for the three months ended June 30, 2015, compared to the same period in 2014.  Loss on settlement of liabilities decreased $402,633  to $0 for the nine months ended June 30, 2015 compared to the same period in 2014.  The loss incurred during 2014 was due to loss on debt conversion to stock.

Gain on sale of equipment decreased $13,699 to $0 during the three months ended June 30, 2015 compared to the same period in 2014.  Gain on sale of equipment decreased $199 to $13,500 from $13,699 for the nine months ended June 30, 2015 compared to the same period in 2014.

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

Off-Balance Sheet Arrangements

As of June 30, 2015 we did not have any off-balance sheet arrangements.

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

Our management, with the participation of our chief executive officer and acting principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of  June 30, 2015. Based upon that evaluation, our Chief Executive Officer and Acting Principal Financial Officer concluded that our disclosure controls and procedures were not effective for gathering, analyzing and disclosing the information that we are required to disclose in reports filed under the Securities Exchange Act of 1934, as amended.  In performing the assessment for the quarter ended June 30, 2015, our management concluded that our disclosure controls and procedures were not effective to accomplish the foregoing, due to the material weakness in internal control over financial reporting that was first identified in 2008 and was most recently described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

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

As of June 30, 2015 we remained a party to certain judgments and legal actions related to failure to pay outstanding invoices on Accounts Payable, which is included in our financial statements as Accounts Payable and Notes Payable. We continue to work with these vendors to negotiate and settle these debts, based on available cash resources.

Item 1A.               Risk Factors.

Investors should carefully consider the risk factors set forth in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2014 which could materially affect our business, financial position and results of operations.

Item 2.                  Unregistered Sales of Equity Securities and Use of Proceeds.

The information below lists all of the securities we sold during the three months ended June 30, 2015, which were not registered under the Securities Act, including all sales of reacquired securities, as well as new issues, securities issued in exchange for property, services, or other securities, and new securities resulting from the modification of outstanding securities. No underwriting discounts or commissions were incurred in connection with any of the following transactions except as noted below. Each of the transactions was conducted as a private placement, without the use of any general solicitation, and was exempt from registration under Section 4(a)(2) of the Securities Act.

•         During the quarter ended June 30, 2015, we issued 271,904 shares of our Series B preferred stock, valued at approximately $271,904 to Summit Trading Ltd pursuant to the terms of eight separate Security Purchase Agreements.

•         During the quarter ended June 30, 2015, we issued 100,080 shares of our Series B preferred stock, valued at approximately $100,080 to Sierra Trading Corp pursuant to the terms of three separate Security Purchase Agreements.

•         During the quarter ended June 30, 2015, the Company issued 129,841,219 shares of common stock in three separate conversions for a total of 606,363 shares of Series B Preferred stock, together with accrued dividends of 38,673 shares of Series B Preferred stock.

•         During the quarter ended June 30, 2015, we issued 51,836,569 shares of common stock, valued at $208,125 to Inter-Mountain Capital Corp under a Convertible Promissory Note.

•         During the quarter ended June 30, we issued 1,769,661 shares of common stock to Crescendo Communications LLC., valued at $14,000 for services rendered.

•         In June 2015, we issued 2,181,818 shares of common stock to Carter, Terry & Company, valued at $12,000 for placement agency services.

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

NEAH POWER SYSTEMS, INC.

Dated: August 14, 2015	By:	/s/ GERARD C. D’COUTO
Gerard C. D’Couto
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 14, 2015	By:	/s/ DAVID SCHMIDT
David Schmidt
Acting Principal Financial Officer
(Acting Principal Accounting Officer)

Exhibit Index

No.	Description	Incorporation By Reference

4.1	Amendment of Certificate of Designation of Series B Preferred Stock	Filed as an Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on March 4, 2015 and incorporated herein by reference
4.2	Amendment of Certificate of Designation of Series B Preferred Stock	Filed as an Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on July 16, 2015 and incorporated herein by reference
10.48	Form of Securities Purchase Agreement with Summit Trading Ltd.	Filed as Exhibit 10.47 with Form 10-Q on May 15, 2014, and incorporated by reference herein
10.49	Form of Securities Purchase Agreement and Warrant agreement with John P. de Neufville.	Filed as Exhibits 10.1 and 10.2 with Form 8-K on June 13, 2014, and incorporated by reference herein
10.50	Form of Securities Purchase Agreement and Secured Promissory Note for Inter-Mountain Capital Corporation, LLC	Filed as Exhibits 10.1 and 10.2 with Form 8-K on May 13, 2014, and incorporated by reference herein
10.51	Form of Global Amendment for Inter-Mountain Capital Corporation, LLC	Filed as Exhibit 10.15 with Form 10-K on December 23, 2014 and incorporated by reference herein
10.52	Form of Six Month Convertible Promissory Note with Rich Niemiec.	Filed as Exhibit 10.15 with Form 10-K on December 23, 2014 and incorporated by reference herein
10.53	Form of Warrant Agreement with Rich Niemiec	Filed as Exhibit 10.15 with Form 10-K on December 23, 2014 and incorporated by reference herein
10.54	Form of Merger Agreement with Shorai, Inc.	Filed as Exhibit 10.1 with Form 8-K on January 8, 2015 and incorporated by reference herein
10.55	Amendment to agreement and plan of merger with Shorai, Inc.	Filed as an Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on March 4, 2015 and incorporated herein by reference
10.56	Second amendment to agreement and plan of merger with Shorai, Inc.	Filed as an Exhibit to the Registrant's Current Report on Form 8-K filed on April 20, 2015 and incorporated herein by reference
10.57	Third amendment to agreement and plan of merger with Shorai, Inc.	Filed as an Exhibit to the Registrant's Current Report on Form 8-K filed on May 22, 2015 and incorporated herein by reference
10.58	Fourth amendment to agreement and plan of merger with Shorai, Inc.	Filed as an Exhibit to the Registrant's Current Report on Form 8-K filed on June 17, 2015 and incorporated herein by reference
10.59	Fifth amendment to agreement and plan of merger with Shorai, Inc.	Filed as an Exhibit to the Registrant's Current Report on Form 8-K filed on July 20, 2015 and incorporated herein by reference
10.60	Form of Securities Purchase Agreement and Secured Promissory Note for Inter-Mountain Capital Corporation, LLC	Filed as Exhibits 10.2 and 10.3 with Form 8-K on June 22, 2015, and incorporated by reference herein
10.61	List of Issued and Granted Patents to Neah Power Systems	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.	Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer.	Filed herewith.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 per Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*   XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.