Form 10-K
period 2015-09-30
NEAH POWER SYSTEMS, INC.
filed 2016-01-13
CIK 1162816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2015

OR

☐           TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-49962

NEAH POWER SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Nevada	88-0418806
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization

22118 20th Ave SE, Suite 142, Bothell Washington	98021
(Address of principal executive offices)	(Zip Code)

(425) 424-3324

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

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

☐ Large Accelerated Filer	☐ Accelerated Filer

☐ Non-accelerated Filer (do not check if smaller reporting company)	☒ Smaller Reporting Company

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No   ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates was approximately $6,540,616 as of March 31, 2015 (the last business day of the registrant’s most recently completed second fiscal quarter) based upon the closing price of common stock on that date of $0.0085.

As of December 16, 2015 there were 1,364,055,829 shares of the Registrant’s $0.001 par value common stock issued and outstanding and there were 1,203,576 shares of the Registrant’s $0.001 par value preferred stock issued and outstanding.

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

The following factors, among others, could cause our future results to differ materially from historical results or those anticipated:

•         our ability to obtain financing;

•         our future capital needs;

•         the acceptance and success of our products, our ability to develop and commercialize products, and to enter into sales agreements with customers and generate revenue;

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

ITEM 1.BUSINESS

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

We are developing two classes of fuel cells, one referred to as the PowerChip™ and the other as the BuzzCell™. We are also developing a hydrogen gas generating reformer technology referred to as Formira™.  The PowerChip™ is a silicon based fuel cell that uses traditional computer chip manufacturing to build the fuel cell.  The BuzzCell™ product was developed during the last two years using some processing steps of the PowerChip™ technology and using polymeric materials for a lower cost, consumer oriented product. The PowerChip™ is targeted for applications where the quality of the surrounding air is unpredictable or not available like diesel-fumes contaminated environments or underwater applications. The BuzzCell™ product uses air from the surrounding environment and is targeted for consumer-oriented and less aggressive applications for lower power ranges. The Company is also developing Formira™, a reformer platform for direct on-site generation of hydrogen gas. Customers will be able to carry a liquid with a more acceptable safety profile and generate hydrogen gas at point of use rather than carrying high pressure hydrogen gas cylinders.  Our technology and its applications have been validated both by our own research and customer results. We believe our fuel cells will outperform lithium ion batteries and other similar power sources, with longer run time, shorter recharge time, ease of portability, and other measures of performance. We anticipate that our fuel cell solution will be particularly beneficial in applications requiring the use of more than one battery because the user will only need to use a single fuel cell with a supply of smaller fuel cartridges, resulting in reduced overall size and weight.

We have an intellectual property portfolio consisting of 13 issued patents, 3 patent applications pending issuance, and 13 additional patent applications in process, that are being developed and various trade secrets for our proprietary technology.  We use a unique, patented and award winning, silicon-based design for our Powerchip™ micro fuel cells that enable higher power densities, lower cost and compact form-factors. The PowerChip™ technology has been recognized for both its innovativeness and its application potential from noted sources including the 2012 ZINO Green finalist, the 2010 WTIA finalist, 2010 Best of What’s New Popular Science and other awards.

Strategy and Current Business

Recently, we have announced teaming agreements with several leading companies in the security/defense, robotics and mobile electronics industries.  Additionally, we have expanded industry relationships with battery and fuel cell suppliers and manufacturers and have entered into discussions with multiple strategic partners regarding the license, sale and manufacture of Neah Power’s products.  To help facilitate and manage this growth the Company, has also expanded with the addition of several key consultants and advisors bringing high value associations including potential co-development sponsors within the U.S. Government.  All of this, together with other significant advancements, is expected to open the door to the use of our products in several rapidly expanding markets, including transportation/automotive, distributed energy/smart grid infrastructure and telecommunications, and result in significant revenue growth.

We continue to explore licensing and product sales opportunities with leading defense, commercial and consumer companies. Our discussions with potential customers include, but are not limited only to, the following:

•         Continuing discussions with the DRDO to license our technology for production and use for India military applications.

•         Various teaming agreements with system integrators and manufacturers to incorporate our products into their platforms, as well as resell our products to their customers.  In addition, we are presently negotiating an order for several demonstration units with a leading security and defense system integrator which is developing markets for our fuel cell products in the U.S., Asia Pacific, and Middle East and North Africa regions.

•         We have a letter of interest with a large U.S. based aerospace company, and we have provided a scope of work with detailed milestones and a commercial proposal for commercial aviation applications. Depending on the availability of sufficient funding, our plans for fiscal 2016 include progress on various milestones related to this scope of work.

•         Continued commercial proposals for the BuzzBar™ technology to a large consumer company who has expressed interest in this product.

•         Strategic Joint Venture with a South African Consortium comprised of a Provincial Government and Platinum Mining Conglomerates regarding the sale and transfer of a license to produce NEAH Power’s fuel cell products for sale in Africa and the Middle East.

Our business model includes the potential to license the manufacturing of our fuel cells or to purchase product directly from the Company. We believe that our licensing strategy will be particularly attractive to customers who have access to their own manufacturing capacity, because our products can be manufactured with existing equipment used in the semiconductor industry without significant capital outlays for new equipment.

We also intend to design and distribute the fuel cartridges that these fuel cells require for refueling. We anticipate that we will generate future revenues from the sale and licensing of both fuel cartridges and the completed fuel cells. Our business plan contemplates that we will subcontract to third parties substantially all of the production and assembly of the reformer, fuel cells and fuel cartridges.

For the PowerChip™ technology, we are focusing our initial sales strategy on markets requiring anaerobic or low oxygen content environments, such as underwater, transportation, aerospace and military applications. Our product focus for fiscal 2016 will be directed to our business with the aforementioned US defense supplier and the proposal to the commercial aviation provider, as well as fuel cell range extenders for electric and other recreational vehicles.

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

Our Industry

NEAH’s proprietary fuel cell technologies offer a number of compelling advantages compared to current fossil-fuel and battery-powered solutions, enabling the company and its licensed partners and distributers to tap into a number of large and growing markets in the military, transportation, and portable electronics applications sectors as described below.

PowerChip® Fuel Cell and Formira HOD® system markets

•         Military Applications

Neah believes that the market for military applications of Neah Products will be a significant driver of its revenues, as reflected in market research by Frost & Sullivan, as well as management’s own internal marketing estimates.  As the commitment of governments worldwide to “clean energy” in compliance with global emissions reduction policies increases, so will the pace of adoption of efficient fuel cell and energy storage solutions by military and other homeland defense forces.  Neah Products can serve as highly effective primary, secondary and backup power solutions for both mission critical and mission support requirements.  Neah Products can also be deployed along coastlines, and in other isolated areas, to enable wide-area surveillance and security monitoring, which have become key priorities for rapidly developing emerging nations in Africa, Asia and the Middle East.  Neah’s PowerChip®  Fuel Cell uniquely addresses the demand for power systems that can operate in anaerobic (“non-air”) environments, such as that required in underwater, underground, close quarters, high altitude, and no-atmosphere applications specific to military and defense requirements.  As the only anaerobic fuel cell commercially-available in the marketplace, Neah’s management believes that there is little to no-competition to the PowerChip® Fuel Cell in addressing the growing demand for non-air operable fuel cells.  The continued rapid growth in the military use of unmanned vehicles (aerial, ground, and underwater), which are increasingly becoming strategic elements of a military’s mission capability, is expected to drive military use of Neah’s Products.  the global fuel cell market for all unmanned vehicles is expected to grow to USD2 billion by 2023 (Frost & Sullivan).  Neah expects significant demand for its products for use in soldier wearable and portable power systems.  Weight, durability and run-time are critical issues, which gives the Neah Products certain market advantages.

•         Community Power – “Micro-Grids”

Globally, over 1.4 billion people lack access to electricity.  Due to the slow pace of electricity infrastructure penetration in rural areas of emerging nations of Africa, Middle East and Asia, remote fuel cell “micro-grid” power plants have emerged as an increasingly viable alternative.  Two basic models of distribution to the community have emerged in the marketplace over the last 5 years; the “energy hub” and the “micro-grid”. In countries with high population density such as India and Bangladesh the micro-grid model can be cost-effective, but it is more difficult in most of Africa without substantial subsidies. The less capital-intensive and scalable approach is to create an energy hub which requires beneficiaries to travel to a central point.  Neah and its distribution partners intend to use this scaling effect of mobile telecommunications and infrastructure to market Formira HOD® Systems to government utilities and private utility service providers to provide millions of underserved communities access to vital energy services.

•         Telecommunications - Back-Up Power

Neah expects its power generation and energy storage products will capture a major share of the tower power market, as telecommunications and utilities companies continue to convert to fuel cell systems to provide remote and back-up power for their service infrastructure.  According to the Groupe Speciale Mobile Association (GSMA), as of date “green’” telecom towers comprise just 1% of total installed towers worldwide.  With an estimated 5 million towers worldwide, 3 million of which are in developing countries, 1.5 million of which are tied to unreliable grids and 640,000 of which are completely off-grid, only 55,000 towers are currently serviced with a hybrid mix of “green” energy technology and diesel generation sets.  China has installed nearly half of these green telecom towers.  In terms of addressable market size, telecom towers consume the energy equivalent of 1% of the world’s electricity, costing up to USD136 billion per annum (MIT Technology Review).  The industry’s growth markets are largely in developing countries, where 3 out of every 4 new base stations will be deployed over the next decade, a significant portion of which will be constructed in off-grid locations – which is ideal for fuel cell and hybrid powered renewable energy systems.

•         Transportation & Aerospace

Neah expects that it will be a significant player with its Formira HOD® System in providing fuel cell and hybrid fuel cell power systems for the rapidly growing transportation and aerospace markets.  The largest growth segment is the electric vehicle (EV) market, which includes hybrid and electric automobiles (powered by both fuel cells and/or batteries), and the small manned EV market, which includes everything from e-bikes to electric microEVs, and is expected to reach over USD33 billion by 2025. Aerospace applications include power systems for unmanned aerial vehicles (UAVs).

•         Consumer Electronics and Mobile Devices

Recent trends continue to demonstrate a need for better and longer lasting power solutions to close the “power gap” - the difference between power capacity and power need - thus enhancing mobility and productivity.  Based on user demand, mobile electronics companies continue to add features for richer experiences. Users are also more dependent on these mobile devices and are using them longer without access to outlet power. Market research indicates that the size of the consumer market for fuel cells as battery replacements is estimated to reach USD6 billion per year by 2020.

•         Industrial Applications

With regard to mainstream commercial and industrial applications, Neah’s fuel cells can be designed to be placed anywhere, as well as integrated with critical equipment, sensors and other electrical devices through teaming and co-development agreements.  Neah’s PowerChip® Fuel Cell and Formira HOD® System, together with its energy storage solutions, will be marketed as “clean energy” solutions for customers requiring distributed or “micro-grid” power to operate facilities and equipment installed at remote installations, as well as to power specialized high value equipment used in facility monitoring and management, including surveillance, site incursion control, and infrastructure/asset protection.  Target customers shall include those involved in security, environmental, agriculture, mining and manufacturing.  Neah has identified significant market demand particularly in remote regions where oil and gas drilling, mining and other large scale industrial activity is occurring.

PowerChip® Battery Markets

•      Grid-Storage

Utility companies are increasingly seeking to improve operational efficiency through the use of stand-by energy storage.  As the use of solar energy and the rapid shift to distributed power systems increase, so does the demand for longer lasting, higher energy dense and scalable storage solutions. Accordingly, the grid storage segment is expected to grow from 6.9% of the battery market to 37.6% by 2020.  Presently, there are over 40 lithium-ion based grid storage projects under construction that would benefit significantly from Neah’s ability to deliver with its PowerChip® Battery 10x the energy density over existing lithium-ion solutions at lower cost.

•      Electric Vehicles (EV)

With the impending mass adoption of EV and hybrid vehicles, the EV automotive segment is expected to grow from 18.3% of the battery market to 30% by 2020, reaching about USD15.7 billion.  With its battery’s cost advantage (USD150/Kwh vs. USD400/Kwh) and high power to weight ratio, Neah is a potential leader in the rapidly expanding EV automotive battery market.

•      Consumer Electronics and Portable Devices
Recent consumer trends in everything from mobile phones to wearable technology to portable medical devices demonstrate the need for better, longer lasting and flexible power solutions, creating opportunities for both Neah’s BuzzBar® Suite and its current line of fuel cells suited for off-grid and remote energy generation with an estimated market of between USD6.0 billion and USD8.0 billion per year.

•      Medical Devices
The PowerChip® technology provides a superior form factor, enabling long lasting lithium batteries to be built as small as a dime.  Neah’s lithium battery is thus not only viable in many applications in the medical sector (ECG, flow sensor, etc.), it’s a safer and higher density alternative to the older lithium-ion batteries in current use. The wireless portable medical device market is expected to represent USD2.83 billion of the global battery market by 2020.

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

Our Proprietary Rights and Intellectual Property

We rely primarily on patents and contractual obligations with employees and third parties to protect our proprietary rights. We continue to seek appropriate patent protection for our proprietary technologies by filing patent applications in the U.S. and in certain foreign countries. As of the date of this Annual Report on Form 10-K, we own or control 13 issued patents, 3 patent applications pending issuance, and 13 additional patent applications in process. Listed below are Neah’s patents and patent pending applications.  All intellectual property is wholly owned by Neah and is not licensed to, or otherwise owned by, any third-parties.

Patent No.	Title
6641948	Fuel Cells Having Silicon Substrates and/or Sol-Gel Derived Support Structures	Granted
6852443	Fuel Cells Having Silicon Substrates and/or Sol-Gel Derived Support Structures	Granted
7157177	Porous Fuel Cell Electrode Structures Having Conformal Electrically Conductive Layers Thereon	Granted
7198864	Silicon-Based Fuel Cell Electrode Structures	Granted
6720105	Metallic Blocking Layers Integrally Associated with Fuel Cell Electrode Structures and Fuel Cell Electrode Stack Assemblies	Granted
6808840	Silicon-Based Fuel Cell Electrode Structures and Fuel Cell Electrode Stack Assemblies	Granted
7968248	Liquid-Liquid Fuel Cell Systems Having Flow-Through Anodes and Flow-By Cathodes	Granted
6924058	Hydrodynamic Transport and Flow Channel Passageways Associated with Fuel Cell Electrode Structures and Fuel Cell Electrode Assemblies	Granted
7105245	Fuel Cell System Reactant Supply and Effluent Storage Cartridges	Granted
6811916	Fuel Cell Electrode Pair Assemblies and Related Methods	Granted
7118822	Fuel Cell Electrode Pair Assemblies and Related Methods	Granted
7205665	Porous Silicon Undercut Etching Deterrent Masks and Related Methods	Granted
9184463B2	Nitric Acid Regeneration Fuel Cell Systems	Granted
	Nitric Acid Regeneration Fuel Cell Systems	Patent Pending
	Nitric Acid Regeneration Fuel Cell Systems	Patent Pending
	Nitric Acid Regeneration Fuel Cell Systems	Patent Pending
	Nitric acid regeneration fuel cell systems	Patent Pending
	Flow management in fuel cell configurations	Patent Pending
	Charging system containing a fuel cell and battery with materials and methods of assembly for a fuel cell utilizing an anionic exchange membrane and fuel cell cartridge designs	Patent Pending
	Charging system containing a fuel cell and battery with materials and methods of assembly for a fuel cell utilizing an anionic exchange membrane and fuel cell cartridge designs	Patent Pending
	Charging system containing a fuel cell and battery with materials and methods of assembly for a fuel cell utilizing an anionic exchange membrane and fuel cell cartridge designs	Patent Pending
	Passive proton exchange membrane fuel cell	Patent Pending
	Method and system for simultaneously charging an energy storage device from multiple energy input devices	Patent Pending
	Catalytic Hydrogel	Patent Pending
	Polymer Bound Solid Metal Complex Catalyst for Hydrogen Reforming From Fromic Acid	Patent Pending
	Passive Proton Exchange Membrane Fuel Cell	Patent Pending
	Method and system for simultaneously charging and energy storage device from multiple energy input devices	Patent Pending
	Devise and related method for assembling a battery using porous, structured silicon	Patent Pending
	Reformer Device and Method related to obtaining Hydrogen from Formic Acid	Patent Pending

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

Research and Development

We conduct our research and development, marketing and sales activities at our headquarters in Bothell, Washington. Contingent upon the receipt of adequate financing, we plan to continue investing in research and development, marketing, and sales. We anticipate that these efforts, and resulting costs, will increase in fiscal year 2016 compared to prior years due to increased product development related to specific customer products and to additional improvements to our technology. For the years ended September 30, 2015 and 2014, our expenses related to research and development were $1,320,837 and $1,300,265 respectively.

Employees

As of September 30, 2015, we had 3 employees, including one executive officer, one administrative and one technical employee.  We also had an additional executive officer who is a part time contractor and not an employee. We continue to use part-time staff composed of former full-time employees, and contractors for various technical and administrative services. We expect to continue to use outside business development consultants, whose compensation will be based on revenue opportunities they create.

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

Our current monthly cash operating expenses are approximately $150,000. We have no significant revenues and we expect that our current cash will last us only through January 2016. Accordingly, we will need to raise financing to fund our operations. In the event we are unable to obtain the additional financing required to meet our cash needs, on a timely basis, we will have to reduce or curtail operations which would materially and adversely affect our development efforts, and we may need to seek protection under the bankruptcy laws. Even if such financing is obtained, it may not be on commercially acceptable terms or may otherwise substantially dilute the equity interests of our current shareholders.

Our auditors have issued a “going concern” modification in their report on our Consolidated Financial Statements.

The auditors’ report on our Consolidated Financial Statements as of September 30, 2015 and 2014 indicates that there is substantial doubt about our ability to continue as a going concern based upon our accumulated deficit and negative working capital at September 30, 2015, our recurring net losses, and the cash used in operations for the year ended September 30, 2015. We may be unable to obtain sufficient funds from financing activities or our planned operations to support our continued business. If we cannot continue as a going concern, we may need to substantially revise our business plan, cease operations, sell or seek protection under the bankruptcy laws.

We have incurred net losses each year since our inception and had accumulated losses of approximately $66.7 million through September 30, 2015. We expect to continue to incur net losses at least through our fiscal year 2016 and these losses may be substantial. To implement our business strategy, we will continue to incur considerable research and development expenses and capital expenditures. Accordingly, if we are unable to generate substantial revenues to cover these expenses we will not achieve profitability.

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

Our amendment to the articles of incorporation authorize the issuance of 1,800,000,000 shares of common stock and 5,000,000 shares of “blank check” preferred stock, with designations, rights and preferences that may be determined from time to time by our board of directors, which may be superior to those attached to the common stock. As of September 30, 2015, we have the following designated classes of preferred stock:

•         2,222,022 shares of preferred stock designated as Series B Preferred Stock, with 1,203,576 shares issued and outstanding and which are convertible into an estimated 661,749,257 shares of our common stock as of September 30, 2015 (the exact number of which is not determinable at this time because the Series B are convertible into shares of our common stock based on the future trading price of our common stock). The Series B shares can be converted to Common stock or redeemed in cash, solely at the discretion of the Company.

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

As of September 30, 2015 we remained a party to certain judgments and legal actions related to failure to pay outstanding invoices on Accounts Payable, representing a total liability of approximately $164,000 which is included in our financial statements as Accounts Payable. We continue to work with these vendors to negotiate and settle these debts, based on available cash resources.

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

	High	Low
Fiscal Year Ended September 30, 2014:
First Quarter (October 1, 2013 – December 31, 2013)	$0.0233	$0.0040
Second Quarter (January 1, 2014 – March 31, 2014)	$0.0533	$0.0080
Third Quarter (April 1, 2014 – June 30, 2014)	$0.0270	$0.0149
Fourth Quarter (July 1, 2014 –September 30, 2014)	$0.0170	$0.0100

Fiscal Year Ended September 30, 2015:
First Quarter (October 1, 2014 – December 31, 2014)	$0.0115	$0.0056
Second Quarter (January 1, 2015 – March 31, 2015)	$0.0100	$0.0047
Third Quarter (April 1, 2015 – June 30, 2015)	$0.0082	$0.0046
Fourth Quarter (July 1, 2015 –September 30, 2015)	$0.0054	$0.0028

The last sale price of our common stock on December 16, 2015 was $0.0022. The source of the data is www.nasdaq.com.

Holders

As of December 12, 2015, there were approximately 408 holders of record of our common stock. This number does not include beneficial owners of common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

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

Unregistered Sales of Equity Securities

The information below lists all of the securities we sold during the fiscal year that ended September 30, 2015, other than those sales previously reported in a Current Report on Form 8-K or a Quarterly Report on Form 10-Q, which were not registered under the Securities Act, including all sales of reacquired securities, as well as new issues, securities issued in exchange for property, services, or other securities, and new securities resulting from the modification of outstanding securities. No underwriting discounts or commissions were incurred in connection with any of the following transactions. Each of the transactions was conducted as a private placement, without the use of any general solicitation, and was exempt from registration under Section 4(2)a of the Securities Act.

All sales of equity securities have been previously reported in a Current Report on Form 8-K or a Quarterly Report for the period ending September 30, 2015.

The purchase and sale of shares of Common Stock pursuant to the Securities Agreement are being made pursuant to a private placement transaction exemption under Section 4(2)a of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder. The offering was not conducted in connection with a public offering and no public solicitation or advertisement was made or relied upon by the investors in connection with the offering.

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview and Background

The following management’s discussion and analysis is intended to provide information necessary to understand our audited condensed consolidated financial statements and highlight certain other financial information, which in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition, and results of operations. In particular, the discussion is intended to provide an analysis of significant trends and material changes in our financial condition and operating results during the year ended September 30, 2015, compared to the year ended September 30, 2014. Operating results for the year ended September 30, 2015 are not necessarily indicative of the results that may be expected for any future period. Investors should read the following discussion and analysis in conjunction with our audited financial statements and related notes for the year ended September 30, 2015.

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

We have an intellectual property portfolio consisting of 13 issued patents, 3 patent applications pending issuance, and 13 additional patent applications in process that are being developed and various trade secrets for our proprietary technology.  We use a unique, patented and award winning, silicon-based design for our Powerchip™ micro fuel cells that enable higher power densities, lower cost and compact form-factors. The PowerChip™ technology has been recognized for both its innovativeness and its application potential from noted sources including the 2012 ZINO Green finalist, the 2010 WTIA finalist, 2010 Best of What’s New Popular Science and other awards.

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

For the PowerChip™ technology, we are focusing our initial sales strategy on markets requiring anaerobic or low oxygen content environments, such as underwater, transportation, aerospace and military applications. Our product focus for fiscal 2016 will be directed to our business with the large US defense supplier and the proposal to the commercial aviation provider, as well as fuel cell range extenders for electric and other recreational vehicles.  For the PowerChip™ and the BuzzBar™ suite of products, we will also continue to pursue adoption in the consumer markets. While the size of the consumer markets is very significant, the adoption cycle can be much longer than the other markets that we are currently focused on.

The deployment of our business strategy has been delayed during 2014 and 2015 by the availability of capital and our inability to raise sufficient capital to fund ongoing operations, sales and marketing and production. Assuming we are able to continue to obtain sufficient financing, we intend to focus on production and delivery of products to customers and sales efforts. We intend to continue to develop business relationships and demonstrate our technology to potential leading edge adopters.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of our Company as a going concern. Since inception, we have reported net losses, including losses of $4,363,574 and $3,831,809 during the years ended September 30, 2015 and 2014, respectively, and we expect losses to continue in the near future as we grow our operations. At September 30, 2015, we have a working capital deficit of $1,802,938, and an accumulated deficit of $66,731,205. Net cash used by operating activities was $1,956,157 and $2,513,568 during the years ended September 30, 2015 and 2014, respectively. We have funded our operations through sales of our common and preferred stock, and short-term borrowings. In this regard, during the year ended September 30, 2015, we raised a net amount of $1,481,831 from our financing activities. These factors raise substantial doubt about our ability to continue as a going concern.

We require additional financing to execute our business strategy and to satisfy our near-term working capital requirements. Our operating expenses will use a significant amount of our cash resources. Our management intends to obtain additional financing to fund future operations and to provide additional working capital to further fund our growth. There is no assurance that such financing will be obtained in sufficient amounts necessary or on terms favorable or acceptable to us to meet our needs. In the event that we cannot obtain additional funds, on a timely basis or our operations do not generate sufficient cash flow, we may be forced to curtail our development or cease our activities.

Recent Financing Activities

On May 7, 2014 we received an initial payment on a May 5, 2014 Securities Purchase Agreement with Inter-Mountain Capital Corporation LLC (“Inter-Mountain”), for the sale of a 5% Secured Convertible Promissory Note in the principal amount of $832,500, which includes legal expenses in the amount of $7,500 and a $75,000 original issue discount, for net proceeds of $750,000, consisting of $450,000 paid in cash at closing and two secured promissory notes payable to the Company, aggregating $300,000, bearing interest at the rate of 5% per annum.  On March 9, 2015, the two secured promissory notes payable were paid by Inter-Mountain and the Company received proceeds in the amount of $300,000 and the note has been fully funded by Inter-Mountain.

On June 17, 2015 we received an initial payment on a June 16, 2015 Securities Purchase Agreement with Inter-Mountain, for the sale of a 5% Secured Convertible Promissory Note in the principal amount of $832,500, which includes legal expenses in the amount of $7,500 and a $75,000 original issue discount, for net proceeds of $750,000, consisting of $150,000 paid in cash at closing and four secured promissory notes payable to the Company, aggregating $600,000, bearing interest at the rate of 5% per annum.  On July 31, 2015 one of the secured promissory notes was partially paid by Inter-Mountain and the Company received $50,000 and that note has a $100,000 remaining balance.

On December 5, 2014, we issued 5,244 shares of Series B Preferred Stock to Summit Trading Limited at a price per share of $1 and received gross proceeds of $5,244 under the terms of a Security Purchase Agreement

On December 18, 2014, we issued 13,258.10 shares of Series B Preferred Stock to Summit Trading Limited at a price per share of $1 and received gross proceeds of $13,258.10 under the terms of a Security Purchase Agreement

On February 6, 2015, we issued 22,428 shares of Series B Preferred Stock to Summit Trading Limited at a price per share of $1 and received gross proceeds of $22,428 under the terms of a Security Purchase Agreement

On February 12, 2015, we issued 49,207 shares of Series B Preferred Stock to Summit Trading Limited at a price per share of $1 and received gross proceeds of $49,207 under the terms of a Security Purchase Agreement

On February 23, 2015, we issued 48,181 shares of Series B Preferred Stock to Summit Trading Limited at a price per share of $1 and received gross proceeds of $48,181 under the terms of a Security Purchase Agreement

On March 09, 2015, we issued 35,099 shares of Series B Preferred Stock to Summit Trading Limited at a price per share of $1 and received gross proceeds of $35,099 under the terms of a Security Purchase Agreement

On March 16, 2015, we issued 21,571 shares of Series B Preferred Stock to Summit Trading Limited at a price per share of $1 and received gross proceeds of $21,571 under the terms of a Security Purchase Agreement

On March 24, 2015, we issued 26,168 shares of Series B Preferred Stock to Summit Trading Limited at a price per share of $1 and received gross proceeds of $26,168 under the terms of a Security Purchase Agreement

On April 6, 2015, we issued 34,400 shares of Series B Preferred Stock to Summit Trading Limited at a price per share of $1 and received gross proceeds of $34,400 under the terms of a Security Purchase Agreement

On April 8, 2015, we issued 43,488 shares of Series B Preferred Stock to Summit Trading Limited at a price per share of $1 and received gross proceeds of $43,488 under the terms of a Security Purchase Agreement

On May 6, 2015, we issued 8,050 shares of Series B Preferred Stock to Summit Trading Limited at a price per share of $1 and received gross proceeds of $8,050 under the terms of a Security Purchase Agreement

On May 15, 2015, we issued 14,639 shares of Series B Preferred Stock to Summit Trading Limited at a price per share of $1 and received gross proceeds of $14,639 under the terms of a Security Purchase Agreement

On May 28, 2015, we issued 75,000 shares of Series B Preferred Stock to Summit Trading Limited at a price per share of $1 and received gross proceeds of $75,000 under the terms of a Security Purchase Agreement

On May 29, 2015, we issued 25,000 shares of Series B Preferred Stock to Summit Trading Limited at a price per share of $1 and received gross proceeds of $25,000 under the terms of a Security Purchase Agreement

On June 5, 2015, we issued 44,498 shares of Series B Preferred Stock to Summit Trading Limited at a price per share of $1 and received gross proceeds of $44,498 under the terms of a Security Purchase Agreement

On June 15, 2015, we issued 26,829 shares of Series B Preferred Stock to Summit Trading Limited at a price per share of $1 and received gross proceeds of $26,829 under the terms of a Security Purchase Agreement

On July 24, 2015, we issued 25,300 shares of Series B Preferred Stock to Summit Trading Limited at a price per share of $1 and received gross proceeds of $25,300 under the terms of a Security Purchase Agreement

On August 13, 2015, we issued 3,600 shares of Series B Preferred Stock to Summit Trading Limited at a price per share of $1 and received gross proceeds of $3,600 under the terms of a Security Purchase Agreement

On September 17, 2015, we issued 7,230 shares of Series B Preferred Stock to Summit Trading Limited at a price per share of $1 and received gross proceeds of $7,230 under the terms of a Security Purchase Agreement

On June 10, 2015, we issued 36,000 shares of Series B Preferred Stock to Sierra Trading Corp at a price per share of $1 and received gross proceeds of $36,000 under the terms of a Security Purchase Agreement.

On June 11, 2015, we issued 14,080 shares of Series B Preferred Stock to Sierra Trading Corp at a price per share of $1 and received gross proceeds of $14,080 under the terms of a Security Purchase Agreement.

On June 19, 2015, we issued 50,000 shares of Series B Preferred Stock to Sierra Trading Corp at a price per share of $1 and received gross proceeds of $50,000 under the terms of a Security Purchase Agreement.

On August 13, 2015, we issued 17,685 shares of Series B Preferred Stock to Sierra Trading Corp at a price per share of $1 and received gross proceeds of $17,685 under the terms of a Security Purchase Agreement.

On September 11, 2015, we issued 17,936 shares of Series B Preferred Stock to Sierra Trading Corp at a price per share of $1 and received gross proceeds of $17,936 under the terms of a Security Purchase Agreement.

Liquidity and Capital Resources

We used cash of $1,956,157 in our operating activities in the year ended September 30, 2015, compared to $2,513,568 in the same period in 2014. During the year ended September 30, 2015, our use of cash was offset by $1,521,055 for the payment of services with equity instruments and $606,364 by the amortization of certain debt discounts.  We also incurred a non-cash gain of $303,646 related to losses on debt settlements. During the year ended September 30, 2015, we incurred changes in operating assets and liabilities of $ 312,188 that off set our use of cash.

We used $9,572 for investing activities related to fixed asset purchases and received $13,500 in proceeds from sales of fixed assets in the year ended September 30, 2015, compared to $44,458 and $64,327 respectively in the same period in 2014.

Our financing activities provided cash of $1,481,831 in the year ended September 30, 2015 compared to $2,954,488 in the same period in 2014. During the year ended September 30, 2015, we:

•         sold Series B preferred stock and received net proceeds of $642,463; and

•         received proceeds from convertible debentures, net of payments of principals, of $839,368

Results of Operations

Year Ended September 30, 2015, Compared to Year Ended September 30, 2014

Revenues for the years ended September 30, 2015 and 2014 were $196,073 and $1,787 respectively. In fiscal year 2015 revenue is predominately from a multi year development contract with a customer.  Fiscal year 2014 consisted of sales of various BuzzBar and related products to individuals.

Research and development expenses (“R&D”) consist primarily of salaries and other personnel-related expenses, facilities costs, and other laboratory and research related expenses. Total R&D costs for the year ended September 30, 2015 increased by $20,572 to $1,320,837 from $1,300,265 for the same period in 2014.  The increase was primarily due to increase in R&D salaries and wages of $199,382. All of the increase in R&D salaries and wages was due to increase in compensation paid with stock options or warrants and not due to additional employees. The increase in R&D salaries and wages was offset by, a decrease in project expenses of $153,706 and a decrease in facilities cost and depreciation expense of $25,104, due to a reduction in operating activities.

Marketing and sales expenses (“Marketing”) consist primarily of salaries and other personnel-related expenses, marketing, patent expenses, public relations consultants, and other related expenses to market products and prepare for placement of product into market. Total Marketing costs for the year ended September 30, 2015 increased by $466,814 to $1,290,499 from $823,685 for the same period in 2014.  The increase was primarily due to increase in Marketing salaries, wages, benefits and stock compensation of $282,578 to $576,343 from $293,765, and an increase in marketing, patent expense, public relations consultants and other related expenses of $184,236 to $714,156 from $529,920 due to public relations and investor out reach programs.

General and administrative expenses (“G&A”) consist primarily of salaries and related expenses for our management, finance and related personnel, professional fees, such as accounting and legal, corporate insurance and facilities costs, and non-employee members of our board of directors.  G&A expenses increased to $1,275,375 from $932,017 for the same period in 2014.  The increase in G&A expense in the year ended September 30, 2015 of $343,358 was primarily due to the following:

•         an increase in employee and director stock compensation expense of $278,112 to $508,338 from $230,226, recorded for the same period in 2014. The increase was due to the issuance of new warrants to the directors.   The new warrants were issued and expensed to replace warrants that had expired for the directors.

•         an increase in board compensation of $14,220 to $64,372 from $50,1524, recorded in the same period in 2014.  The increase is due to the directors attendance to more board meeting in 2015, compared to 2014.

•         a decrease in other expenses of $67,435 to $52,387 from $119,822 recorded in the same period in 2014.  The decrease is nearly all due to a reduction of facility expenses as there was less staff in 2015 compared to 2014, reduction in travel expenses of the directors and officers and reduction in donations.

•         a decrease in salaries expense of $48,210 to $120,842 from $169,052 (including payroll taxes and benefits), recorded for the same period in 2014.  Most of the salary expense is due to reduction of staffing in 2015, compared to 2014.

•         an increase in professional services of $166,671 to $529,436 from $362,765, recorded for the same period in 2014. Most of the increase in professional services is due to the increase in legal and accounting expenses.

Interest expense increased by $569,307 for the year ended September 30, 2015 to $669,368 compared with $100,061 in the same period in fiscal 2014. The increase in the year ended September 30, 2015 compared with the same period in 2014 was primarily due to large increases costs associated with the amortization of debt discounts associated with obtaining new debt.

Financing costs increased $25,980 to $302,674 from $276,694, recorded in the same period in 2014.  The increase in the year ended September 30, 2015 compared with the same period in 2014 was primarily due to increased costs of acquiring new debt in 2015.

Gain (Loss) on extinguishment of liabilities increased $706,779 to a gain of $303,646 from a loss of ($403,133), recorded in the same period in 2014.  The increase in the year ended September 30, 2015 compared with the same period in 2014 was primarily due to a gain recorded in 2015, when liabilities were extinguished, compared to a loss recorded in 2014 for costs associated with increased share issuances necessary to settle debt with stock and warrants.

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

Revenue recognition

In general, we recognize revenue when we have persuasive evidence of an arrangement, the services/goods have been provided or delivered to the customer, the price is fixed and determinable, no significant unfulfilled obligations exist, and collectability is reasonably assured. Revenue from research and development arrangements is recognized either (a) as performance is estimated to be completed which is based on factors such as costs or direct labor hours of the project, or (b) using the milestone method if the contractual milestones in the arrangement are determined to be substantive. Each research and development arrangement is analyzed to determine the appropriate revenue recognition method to be utilized. Estimates of performance completion are reviewed on a periodic basis and are subject to change, and changes could occur in the near term. If an estimate is changed, revenue could be impacted significantly. Payments received in excess of amounts earned are recorded as deferred revenue. Revenue from the sale of products and prototypes is generally recognized after both the goods are shipped to the customer and acceptance has been received, if required. Our products are shipped complete and ready to be incorporated into higher-level assemblies by our customers. The terms of the customer arrangements generally pass title and risk of ownership to the customer at the time of shipment.

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

Off-Balance Sheet Arrangements

As of September 30, 2015 we did not have any off-balance sheet arrangements.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Neah Power Systems, Inc.

Bothell, Washington

We have audited the accompanying consolidated balance sheets of Neah Power Systems, Inc. and Subsidiary ("the Company") as of September 30, 2015 and 2014, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free from material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Neah Power Systems, Inc. and Subsidiary, as of September 30, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company had an accumulated deficit of $66,731,205 and a working capital deficit of $1,802,938 at September 30, 2015. Additionally, net cash used in operating activities was $1,956,157 for the year ended September 30, 2015, and the Company has experienced recurring net losses since inception. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding this matter are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ PETERSON SULLIVAN LLP

Seattle, Washington

January 13, 2016

NEAH POWER SYSTEMS, INC. CONSOLIDATED BALANCE SHEETS

ASSETS	September 30, 2015	September 30, 2014

Current Assets
Cash & cash equivalents	$4,737	$475,135
Restricted cash	10,000	10,000
Note receivable, net of allowance for uncollectable accounts of $52,347	-	-
Accounts receivable	-	6,300
Prepaid expenses and other current assets	63,696	165,108
Deferred loan fees	142,061	23,125
Total current assets	220,494	679,668

Property and equipment, net	70,203	83,511

Total assets	$290,697	$763,179

LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities
Accounts payable	$344,484	$729,297
Accrued compensation and related expenses	719,540	528,387
Other liabilities	98,583	89,733
Notes payable and accrued interest, net of discount of $72,255 and $48,385, respectively	860,825	464,479
Total current liabilities	2,023,432	1,811,896

Commitments and contingencies (see note 13)

Stockholders' deficit
Preferred stock $0.001 par value: 5,000,000 shares authorized Series B convertible: 2,222,022 shares designated, 1,203,576 and 1,314,988 shares issued and outstanding, respectively	1,204	1,315
Common stock $0.001 par value, 1,800,000,000 shares authorized, 1,286,829,462 and 966,107,350 shares issued and outstanding, respectively	1,286,829	966,107
Additional paid-in-capital	63,710,437	60,351,492
Accumulated deficit	(66,731,205)	(62,367,631)

Total stockholders' deficit	(1,732,735)	(1,048,717)

Total liabilities and stockholders' deficit	$290,697	$763,179

See Notes to Consolidated Financial Statements

NEAH POWER SYSTEMS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended September 30,
	2015	2014

Revenues	$196,073	$1,787
Cost of revenues	11,740	1,730

Gross profit	184,333	57

Operating expenses
Research and development expense	1,320,837	1,300,265
Marketing and sales expense	1,290,499	823,685
General and administrative expense	1,275,375	932,017

Total operating expenses	3,886,711	3,055,967

Loss from operations	(3,702,378)	(3,055,910)

Other income (expense)
Financing costs	(302,674)	(276,694)
Interest expense	(669,368)	(100,061)
Gain (loss) on sale of equipment	13,500	(2,011)
Gain (Loss) on extinguishment of liabilities, net	303,646	(403,133)
Other income (expense)	(6,300)	6,000

Net loss	$(4,363,574)	$(3,831,809)

Net loss per share
Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average shares used to compute net loss per share
Basic and diluted weighted average common shares outstanding	1,060,777,052	896,518,105

See Notes to Consolidated Financial Statements

NEAH POWER SYSTEMS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended September 30,
	2015	2014

Cash flows from operating activities:
Net loss	$(4,363,574)	$(3,831,809)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	22,881	3,910
Amortization of debt discount	606,364	81,194
Expense from financing costs paid in equity and debt issuance	255,775	104,569
Stock-based compensation expense from options, warrants, and shares issued for services	1,521,055	690,395
Bad debt allowance	6,300	(6,000)
Loss(Gain) on extinguishment of liabilities, net	(303,646)	403,133
Loss (gain) on sale of equipment	(13,500)	2,011
Non-cash charitable donations of fixed assets and stock		35,947
Changes in operating assets and liabilities
Prepaid expenses and other current assets	101,412	(34,692)
Accounts payable	(51,167)	(10,387)
Accrued compensation and related expense	191,153	33,025
Accrued interest and other liabilities	70,790	15,136
Net cash used in operating activities	(1,956,157)	(2,513,568)
Cash flows from investing activities
Proceeds from sale of equipment	13,500	64,327
Purchases of equipment	(9,572)	(44,458)
Change in restricted cash		(10,000)
Collection of note receivable	-	6,000
Net cash provided by investing activities:	3,928	15,869
Cash flows from financing activities:
Proceeds from sale of common stock	-	1,200,000
Proceeds from notes payable, net	907,500	570,000
Proceeds from sale of preferred stock	642,463	1,314,988
Proceeds from warrant exercise	-	2,000
Principal payments on notes payable	(68,132)	(132,500)
Net cash provided by financing activities	1,481,831	2,954,488
Net change in cash and cash equivalents	(470,398)	456,789
Cash and cash equivalents, beginning of year	475,135	18,346
Cash and cash equivalents, end of year	$4,737	$475,135

Supplemental cash flow information
Cash paid for interest	$1,243	$5,647
Cash paid for income taxes	$-	$-

Noncash investing and financing activities
Shares and warrants issued in connection with settlement of liabilities and conversion of convertible notes	$561,093	$597,278
Shares issued in connection with an asset purchase agreement	$-	$120,633
Discount (including beneficial conversion feature) on notes payable	$630,233	$91,671
Original issue discount on notes payable issued	$50,000	$45,000
Warrants issued as loan fee	$288,712	$-
Accounts payable converted to debt	$30,000	$-

See Notes to Condensed Consolidated Financial Statements

NEAH POWER SYSTEMS, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT For the year ended September 30, 2015

	Preferred stock						Total
	Series B Preferred Stock		Common stock		Additional paid-in capital	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount		Deficit	Deficit
Balances at September 30, 2013	286,700	$287	766,991,327	$766,991	$56,422,602	$(58,535,822)	$(1,345,942)
Issuance of common stock in settlement of liabilities			18,545,595	18,546	521,454		540,000
Issuance of common stock on conversion of notes payable			15,353,144	15,353	41,925		57,278
Issuance of common stock and warrants for services			5,673,346	5,673	143,381		149,055
Issuance of common stock for cash			33,333,333	33,333	466,667		500,000
Issuance of common stock for funding and asset purchase			60,100,000	60,100	760,533		820,633
Issuance of common stock in connection with fees associated with note payable issues			7,294,748	7,295	89,774		97,068
Issuance of common stock for donation			937,500	938	14,063		15,000
Exercise of warrants			1,612,204	1,612	388		2,000
Stock-based compensation - options					541,341		541,341
Issuance of Series B Preferred Stock	1,314,988	1,315			1,313,673		1,314,988
Conversion of Series B Preferred Stock to common stock	(286,700)	(287)	56,266,153	56,266	(55,979)		-
Beneficial conversion feature on convertible debt issued					91,671		91,671
Net loss for the year ended September 30, 2014						$(3,831,809)	(3,831,809)
Balances at September 30, 2014	1,314,988	$1,315	966,107,350	$966,107	$60,351,492	$(62,367,631)	$(1,048,717)

Issuance of common stock on conversion of notes payable and accrued interest			152,134,000	152,134	408,959		561,093
Issuance of common stock and warrants for services			6,646,113	6,646	1,213,343		1,219,989
Issuance of common stock and warrants in connection with fee associated with note payable issues			5,931,818	5,932	318,780		324,712
Warrants issued in connection with note payable					208,000		208,000
Stock-based compensation - options					301,066		301,066
Issuance of Series B Preferred Stock	642,462	642			641,821		642,463
Conversion of Series B Preferred Stock to common stock	(753,874)	(754)	156,010,181	156,010	(155,256)		-
Beneficial conversion feature on convertible debt issued					422,233		422,233
Net loss for the year ended September 30, 2015						$(4,363,574)	(4,363,574)
Balances at September 30, 2015	1,203,576	$1,204	1,286,829,462	$1,286,829	$63,710,437	$(66,731,205)	$(1,732,735)

See Notes to Consolidated Financial Statements

NEAH POWER SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 –Description of business

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

Note 2 –Summary of significant accounting policies

Use of estimates in the preparation of consolidated financial statements

Preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The more significant accounting estimates inherent in the preparation of our consolidated financial statements include estimates as to the valuation of equity related instruments and valuation allowance for deferred income tax assets.

Consolidation

The consolidated financial statements include the accounts of the Company and our wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated.

NEAH POWER SYSTEMS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NEAH POWER SYSTEMS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Deferred Loan Fees

Deferred loan fees consist of fees associated with obtaining or restructuring existing debt. These fees are amortized over the term of the related debt using the effective interest method.

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

NEAH POWER SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue recognition
In general, we recognize revenue when we have persuasive evidence of an arrangement, the services/goods have been provided or delivered to the customer, the price is fixed and determinable, no significant unfulfilled obligations exist, and collectability is reasonably assured. Revenue from research and development arrangements is recognized either (a) as performance is estimated to be completed which is based on factors such as costs or direct labor hours of the project, or (b) using the milestone method if the contractual milestones in the arrangement are determined to be substantive. Each research and development arrangement is analyzed to determine the appropriate revenue recognition method to be utilized. Estimates of performance completion are reviewed on a periodic basis and are subject to change, and changes could occur in the near term. If an estimate is changed, revenue could be impacted significantly. Payments received in excess of amounts earned are recorded as deferred revenue. Revenue from the sale of products and prototypes is generally recognized after both the goods are shipped to the customer and acceptance has been received, if required. Our products are shipped complete and ready to be incorporated into higher-level assemblies by our customers. The terms of the customer arrangements generally pass title and risk of ownership to the customer at the time of shipment.

$172,285 of revenue for the year ended September 30, 2015, was from one customer located in India.

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

NEAH POWER SYSTEMS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 3 –Going concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of our Company as a going concern. Since inception, we have reported net losses, including losses of $4,363,574 and $3,831,809 during the years ended September 30, 2015 and 2014, respectively, and we expect losses to continue in the near future as we grow our operations. At September 30, 2015, we have a working capital deficit of $1,802,938, and an accumulated deficit of $66,731,205. Net cash used by operating activities was $1,956,157 and $2,513,568 during the years ended September 30, 2015 and 2014, respectively. We have funded our operations through sales of our common and preferred stock, and short-term borrowings. In this regard, during the year ended September 30, 2015, we raised a net amount of $1,481,831 from our financing activities. These factors raise substantial doubt about our ability to continue as a going concern.

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

NEAH POWER SYSTEMS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 –Net loss per share

Basic and diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Common stock equivalents for 2015 and 2014 are excluded as the effect would be anti-dilutive due to our net losses. The following numbers of shares have been excluded from net loss per share computations for the fiscal years ending September 30, 2015 and 2014, respectively:

Shares	2015	2014
Convertible preferred stock	546,696,939	165,617,183
Convertible debt	364,953,649	66,365,107
Common stock options (see note 11)	232,446,007	236,096,007
Common stock purchase warrants (see note 11)	477,542,486	368,585,978

All of the convertible preferred stock issued is convertible solely at the Company’s option.  Convertible debt payments are either 1) to be made in cash or in converted shares at the Company’s option or 2) not convertible due to an extension of the note term.  While exercisable, all of the common stock options exercise prices exceed the current market price for common stock.   As of September 30, 2015, warrants exercisable into 341,263,225 shares of common stock are not exercisable until the Company’s authorized shares of common stock are increased by shareholder approval which is anticipated for late January 2016.

Note 5 –Property and equipment

Property and equipment consisted of the following at September 30, 2015 and 2014, respectively:

	September 30, 2015	September 30, 2014
Laboratory equipment	$1,149,219	$1,229,716
Computer hardware and software	213,376	213,376
Leasehold improvements	579,641	579,641
Total property and equipment	$1,942,236	$2,022,733
Accumulated depreciation and amortization	(1,872,033)	(1,939,222)
Net property and equipment	$70,203	$83,511

Note 6 – Note receivable

In May 2011, we announced that we had signed a non-binding letter of intent to acquire privately-held Exigent Security Products, Inc. (“Exigent”). We have since discontinued our efforts to consummate this acquisition and we have terminated this letter of intent. During the year ended September 30, 2011 and in conjunction with the acquisition efforts, we advanced $47,500 to Exigent pursuant to a note receivable due in June 2012, which bears interest at 10% per annum and is collateralized by certain technology. The total principal and interest due has been fully reserved as of September 30, 2015 and 2014, and we have ceased accruing interest.

Note 7 – Prepaid Expenses and Other Current Assets

Prepaid Expenses and Other Current Assets consist of the following at September 30, 2015 and 2014, respectively:

Prepaid Assets	2015	2014
Consulting Services	-	$28,645
Insurances	$14,904	8,610
Deposits	23,298	33,814
Advanced Payments on Manufactured Product	13,143	81,997
Other	12,351	12,042
Total	$63,696	$165,108

The prepaid consulting services are related to various investor relations and marketing agreements for services related to various business and related matters.

NEAH POWER SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Accrued compensation due executive officers and board of directors

Due to working capital limitations, we have deferred payments of compensation to our Chief Executive Officer and former Chief Financial Officer, our Acting Principal Financial Officer and to members of our Board of Directors, which are included in accrued compensation and related expenses in the accompanying consolidated balance sheets.  Accrued compensation due to executive officers and board of directors consisted of the following:

	September 30, 2015	September 30, 2014
Due to officers	$475,972	$341,541
Due to directors	184,821	120,424
Total	$660,793	$461,965

Of the balance of  $719,540 and $528,387 in accrued compensation and related expenses in the consolidated balance sheets at September 30, 2015 and 2014, $57,803 and $64,133 respectively is related to accrued paid time off and to accrued payroll taxes on deferred compensation.  Included in the $475,972 and $341,541 Due to officers at September 31, 2015 and 2014 respectively, is $170,139 and $113,489 owed to Advanced Materials Advisory LLC (see note 14).

Note 9 – Other liabilities

Other liabilities consisted of the following:

	September 30, 2015	September 30, 2014
Other accrued expenses	$98,583	$69,489
Deferred revenue	-	20,244
Total	$98,583	$89,733

Note 10 – Notes payable

Notes payable and accrued interest consisted of the following:

	September 30, 2015	September 30, 2014
Convertible debentures	$888,510	$502,500
Accrued interest	44,570	10,364
Debt discount	(72,255)	(48,385)
Total	$860,825	$464,479

NEAH POWER SYSTEMS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In March 2014 the Company and one of its note holders agreed to convert a $100,000 note plus interest of $5,742 dated July 1, 2013, into 17,000,000 shares of common shares with a fair value of $510,000. We recorded $404,258 to loss on extinguishment of liabilities in our consolidated statement of operations for the year ended September 30, 2014 for this conversion.

NEAH POWER SYSTEMS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Issuance of Convertible Promissory Notes – Inter-Mountain

On May 7, 2014 we received an initial payment on a May 5, 2014 Securities Purchase Agreement with Inter-Mountain Capital Corporation LLC (“Inter-Mountain”), for the sale of a 5% Secured Convertible Promissory Note in the principal amount of $832,500, which includes legal expenses in the amount of $7,500 and a $75,000 original issue discount, for net proceeds of $750,000, consisting of $450,000 paid in cash at closing in May 2014 with the remaining amount of $300,000 funded in March 2015.  The outstanding balance of this note in our consolidated balance sheets at September 30, 2015, and September 30, 2014, is $231,010 and $502,500, respectively. The note bears interest at the rate of 5% per annum.  All interest and principal must be repaid on or prior to October 7, 2015. The note, as amended, is convertible into common stock at the lesser of $0.05 per share or 75% (the “Conversion Factor”) of the average of the three (3) lowest VWAPs in the twenty (20) Trading Days immediately preceding the applicable Conversion (the “Market Price”), provided that if at any time the average of the three (3) lowest VWAPs in the twenty (20) Trading Days immediately preceding any date of measurement is below $0.01, then in such event the Conversion Factor shall be reduced to 70% for all future Conversions. The Company has the option to prepay the note at the rate of 125%. The note was purchased by another lender in December 2015 (see Note 15).

We recorded beneficial conversion feature in the amount of $76,706 for the funding paid at initial closing in May of 2014, and an additional $135,178 for the amount funded in March 2015. During the years ended September 30, 2015 and 2014, we have amortized $178,539 and $28,321 respectively, to interest expense for these notes in our consolidated statements of operations. During the twelve months ended September 30, 2015, the Company opted to convert $561,093, of principal and interest into 152,134,000 shares of common stock. On conversion, we recorded a reduction to accrued interest of $27,735, and a reduction to notes payable in the amount of $533,358. The Company also opted to pay one installment of $69,375 in cash and recorded a reduction to accrued interest of $1,243, and a reduction to notes payable in the amount of $68,132.

On June 17, 2015 we received an initial payment on a June 16, 2015 Securities Purchase Agreement with Inter-Mountain, for the sale of a 5% Secured Convertible Promissory Note in the principal amount of $832,500, which includes legal expenses in the amount of $7,500 and a $75,000 original issue discount, for net proceeds of $750,000, consisting of $150,000 paid in cash at closing and four secured promissory notes payable to the Company, aggregating $600,000, bearing interest at the rate of 5% per annum.  On July 31, 2015 one of the secured promissory notes was partially paid and the company received $50,000 and that note has a $100,000 remaining balance.  We are carrying the net value of these notes on our consolidated balance sheet at September 30, 2015, in the amount of $227,500.  The note bears interest at the rate of 5% per annum.  All interest and principal must be repaid on or prior to September 15, 2016. The note is convertible into common stock at the lesser of $0.05 per share or 75% (the “Conversion Factor”) of the average of the three (3) lowest VWAPs in the twenty (20) Trading Days immediately preceding the applicable Conversion (the “Market Price”), provided that if at any time the average of the three (3) lowest VWAPs in the twenty (20) Trading Days immediately preceding any date of measurement is below $0.01, then in such event the Conversion Factor shall be reduced to 70% for all future Conversions.  The Company has the option to prepay the note at the rate of 125%.  The note was purchased by another lender in December 2015 (see Note 15).

We recorded beneficial conversion feature in the amount of $95,056 for this note during the year ended September 30, 2015. During the year ended September 30, 2015, we have amortized $27,825 to interest expense in our consolidated statements of operations.

NEAH POWER SYSTEMS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Convertible Promissory Note- Rich Niemiec

In December 2014, we issued a convertible promissory note to Rich Niemiec in the amount of $400,000 and warrants to purchase 50,000,000 shares of our common stock at the price of $0.008 per share, subject to adjustment, for proceeds of $400,000. The note is interest bearing at a rate of 10% per annum and had a maturity date of June 18, 2015. The Conversion Price per share of Common Stock shall be the lower of (A) the 10-day trailing volume weighted average price of the Borrower’s Common Stock, calculated at time of conversion, or (B) $0.008 (“Fixed Price Component”) subject to adjustment.  The Fixed Price Component of the Conversion Price will be subject to adjustments during the period that the Note is outstanding. Each adjustment shall be at the Holder’s election, using the 10-day trailing volume weighted average bid price of the Borrower’s Common Stock at the time of such election (the “New Reference Price”). If the New Reference Price is less than the existing Fixed Price Component of the Conversion Price, then the New Reference Price shall be used as the new Fixed Price Component of the Conversion Price subject to a floor of $0.003 per share.  This convertible promissory note is senior to all existing debt of the Borrower and is subordinate to any future line of credit backed by the Borrower’s accounts receivable and inventory.  This convertible note is un-perfected but secured by the assets of the Borrower.  Such security interest will be effected upon an Event of Default.  The Company recorded a debt discount related to the value of the warrants in the amount of $208,000.  The debt discount amount recorded related to the warrants was determined based on the relative fair value of the note payable and the warrants.  The fair value of the warrants was determined using the Black-Scholes-Merton model.  The Company also recorded a debt discount related to a beneficial conversion feature in the amount of $192,000 for this note.  The total debt discount of $400,000 has been fully amortized to interest expense in our consolidated statement of operations for the year ended September 30, 2015.

On June 19, 2015, the Company opted for an automatic extension of the maturity date of the Note of six months to December 19, 2015 under the terms of the original agreement. Per these terms, the interest rate increased from 10% per annum to 18% on the outstanding principal balance, and the Company issued a warrant to purchase an additional 52,493,151 shares of common stock at an exercise price of $0.008 per share, pursuant to the terms of the agreement. The fair value of the warrant of $288,712 was determined using the Black-Sholes-Merton model and is being amortized to expense over the amended term of the debt with $160,397 amortized to financing costs in our consolidated statement of operations for the year ended September 30, 2015.  Subsequent to December 19, 2015, the Company is in discussions with the lender to extend or modify repayment terms.

Note 11 – Preferred stock and common stock

Preferred Stock

Our board of directors has the authority to designate and issue up to 5,000,000 shares of $0.001 par value preferred stock in one or more series, and to fix and determine the relative economic rights and preferences of preferred shares any or all of which may be greater than the rights of our common stock, as well as the authority to issue such shares without further stockholder approval. As a result, our Board of Directors could authorize the issuance of a series of preferred stock that would grant to holders preferred rights to our assets upon liquidation, the right to receive dividends before dividends are declared to holders of our common stock, and the right to the redemption of such preferred shares, together with a premium, prior to the redemption of the common stock. In addition, shares of preferred stock could be issued with terms calculated to delay or prevent a change in control or make removal of management more difficult. Preferred stock is designated 2,222,022 shares to Series B at September 30, 2015 (2,000,000 at September 30, 2014).

NEAH POWER SYSTEMS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Pursuant to the terms of the Certificate of Designation of Series B Preferred Stock, redeemed shares are returned to the Company’s general designated pool of preferred stock.  As of September 30, 2015, there were 1,018,446 shares remaining of Series B Preferred Stock available for issue.

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

During the year ended September 30, 2015, the Company opted to convert 753,874 shares of Series B preferred stock together with dividends in the amount of $46,160 into 156,010,181 shares of common stock pursuant to the terms of the Series B certificate of designation.  Also during the same period, the Company issued 642,462 shares of Series B preferred stock to investors under Securities Purchase Agreements in return for a total of $642,463 in cash. As of September 30, 2015, we had 1,203,576 shares of Series B issued and outstanding.

All sales of Series B preferred stock during the years ended September 30, 2015 and 2014 were to Summit Trading LLC and Sierra Trading Corp.

NEAH POWER SYSTEMS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Common stock issued for settlement of liabilities or conversion of notes payable

During the years ended September 30, 2015 and September 30, 2014, we issued 152,134,000 and 33,898,739 shares, respectively, valued at $561,093 and $597,278, respectively, on conversion of notes payable and related accrued interest and in settlement for certain of our outstanding notes and accounts payable.

The carrying value of the liabilities that were converted during the year ended September 30, 2015, amounted to $561,093 resulting in no loss on settlement of liabilities recorded in the consolidated statement of operations.

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

In March 2015, the Company issued 3,750,000 shares as a partial payment to Carter, Terry & Company for placement agency services. We recorded $24,000 to financing costs in the consolidated statement of operations for the year ended September 30, 2015 for this transaction. In June 2015, the Company issued 2,181,818 shares of common stock as a partial payment to Carter, Terry & Company for placement agency services. We recorded $12,000 to financing costs in the consolidated statement of operations for the year ended September 30, 2015 for this transaction.

See Note 10 for additional equity transactions in connection with fees associated with notes payable.

NEAH POWER SYSTEMS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Common stock issued as donation

There were no donations of common stock during the fiscal year ending September 30, 2015.  During the fiscal year ending September 30, 2014, the Board of Directors approved a common stock share issuance of 937,500 shares as a donation to Asante Africa. The Company recorded $15,000 in our consolidated statement of operations for the year ended September 30, 2014 to general and administrative expenses for this transaction.

Common stock issued for services

During the years ended September 30, 2015 and 2014, we issued 6,646,113 and 5,673,346 shares of our common stock, respectively, valued at $54,375 and $115,750, respectively, to service providers and consultants. We recorded $54,375 as marketing and sales expense in the year ended September 30, 2015 and recorded $28,645 to prepaid expense and $87,105 as marketing and sales expense in the year ended September 30, 2014.

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

Common stock issued for cash.

There was no common stock issued for cash in the fiscal year ended September 30, 2015.  During the year ended September 30, 2014, we issued 33,333,333 shares of restricted common stock to one accredited investor and received gross proceeds of $500,000. In connection with that investment, we also issued 11,666,666 three-year warrants with a weighted average exercise price of $0.032 per share.

Long-term incentive compensation Plan Our Long Term Incentive Compensation Plan (the “Plan"), as restated, was approved by shareholders in July 2014. The Plan is administered by our board of directors. In July 2014, shareholders also approved an automatic share reserve increase by an amount equal to ten (10%) percent of the common shares available for issuance under the Plan beginning on August 1, 2014, and on each August 1st of the next nine (9) years.  The aggregate number of shares available for issuance under the Plan is 393,250,000 as of September 30, 2015.   We have granted stock options under the Plan to employees, members of our board of directors, advisors and consultants. No options have been exercised. Options are exercisable for ten years from date of grant.

NEAH POWER SYSTEMS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes stock option activity during the years ended September 30, 2015 and September 30, 2014:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at September 30, 2013	240,482,543	$0.0059
Granted	17,100,000	0.0187
Forfeited	(12,000,000)	0.0036
Cancelled	-	-
Expired	(9,486,536)	0.0118
Outstanding at September 30, 2014	236,096,007	$0.0065
Granted	4,600,000	0.0088
Forfeited	(8,250,000)	0.0153
Cancelled
Expired	-	-
Outstanding at September 30, 2015	232,446,007	$0.0067

Exercisable at September 30, 2015	226,946,107	$0.0061

The weighted average fair value of the options granted during the years ended September 30, 2015 and 2014 was $0.0088 and $0.0177 per share respectively, and the weighted average remaining contractual lives of outstanding and exercisable options at September 30, 2015 was 7.9 years. As of September 30, 2015, we had $63,760 of total unrecognized compensation cost related to unvested options. Unrecognized compensation cost is to be recognized over 25 months with over half to be recognized in the next fiscal year. As of September 30, 2015, the aggregate intrinsic value of options outstanding and exercisable, representing the excess of the closing market price of our common stock over the exercise price, is $0. Stock-based compensation expense related to options was $301,066 and $541,341 during the years ended September 30, 2015 and 2014, respectively, of which $75,020 and $230,226 was recognized as general and administrative expense, $134,877 and $163,172 was recognized as marketing and sales expense, and $91,169  and $147,943 was recognized as research and development expense in 2015 and 2014 respectively. We determine the value of share-based compensation using the Black-Scholes-Merton fair value option-pricing model with weighted average assumptions for options and warrants granted to employees and directors during the years ended September 30, 2015 and 2014 including risk-free interest rates of 1.33% and 1.49% respectively, volatility of 247% and 251% respectively, expected lives of 5.0 and 6.3 years, respectively, and dividend yield of 0%.

Warrants
At September 30, 2015, we had warrants outstanding for the purchase of 477.5 million shares of our common stock at a weighted average exercise price of $0.0497 per share. The fair value of the warrants is calculated using the Black-Scholes-Merton model. Warrants outstanding at September 30, 2015 expire at various dates from November 2015 to June 2022.

NEAH POWER SYSTEMS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of warrant activity during the years ended September 30, 2015 and 2014 are as follows:

Warrants Outstanding
Outstanding at September 30, 2013	371,668,230
Granted	19,417,749
Exercised	(2,113,333)
Expired	(3,620,000)
Cancelled	(16,766,668)
Outstanding at September 30, 2014	368,585,978
Granted	443,756,376
Exercised	--
Expired	(334,799,868)
Cancelled	--
Outstanding at September 30, 2015	477,542,486

Of the 443,756,376 warrants granted during the year ended September 30, 2015, 270,263,225 warrants were granted to our CEO and certain board members to replace 60,270,692 previous warrants set to expire in September 2015, in exchange for continued commitment to accrue director fees/wages, continued commitment to assist the Company’s capital raising efforts and commitment to continue rendering services to the Company during the current underfunded period. These warrants were fully vested on grant and thus, there was not deemed to be a requisite service period and we recorded the full fair value of these warrants of $918,626 to expense in the year ended September 30, 2015. The fair value was determined by using the Black-Scholes-Merton option pricing model.

In March and May 2014, three of our warrant holders opted to convert their warrants to purchase 1,913,333 shares of common stock via cashless exercise into 1,412,204 shares of common stock.

Note 12 – Income taxes

We have recorded no provision or benefit for income taxes. The difference between tax at the statutory rate and no tax is primarily due to the full valuation allowance. The increase in the valuation allowance was $1,226,863, and $1,238,080 during the years ended September 30, 2015 and 2014, respectively. A valuation allowance has been recorded in the full amount of total deferred tax assets as it has not been determined that it is more likely than not that these deferred tax assets will be realized. As of September 30, 2015, we have net operating loss carry forwards of $55.10 million, which begin to expire in 2023 and will continue to expire through 2035 if not otherwise utilized. Our ability to use such net operating losses and tax credit carry forwards is subject to annual limitations due to change of control provisions under Sections 382 and 383 of the Internal Revenue Code, and such limitation would be significant. Realization is dependent on generating sufficient taxable income prior to expiration.

NEAH POWER SYSTEMS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes represent the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.

Significant components of our deferred tax assets and liabilities and related valuation allowances at September 30, 2015 and, 2014 are as follows:

Deferred Taxes	2015	2014
Net operating loss carry forward	$18,732,453	$18,195,890
Share-based compensation	3,074,856	2,447,295
R&D Tax Credit Carry forward	953,928	973,000
Other	223,290	148,395
TOTAL DEFERRED TAX ASSETS	22,984,527	21,764,580

Deferred Tax Liability	(528,808)	(535,724)
Valuation Allowance	(22,455,719)	(21,228,856)
Deferred Tax Assets & Liabilities, net	$-	$-

We have identified our federal tax return as our “major” tax jurisdiction, as defined. Tax years since 2006 are subject to audit. We believe our income tax filing positions and deductions will be sustained on audit and we do not anticipate any adjustments that would result in a material change to our financial position. No reserves for uncertain income tax positions have been recorded. Our policy for recording interest and penalties associated with uncertain income tax positions is to record such items as a component of interest expense.

Note 13 – Commitments and contingencies

Lease

Our rent expense for the years ended September 30, 2015 and 2014 was $159,127 and $145,218, respectively. Our lease agreement provides for a month-to-month holdover status at the monthly rate of $9,500 plus operating expenses commencing November 1, 2013. The holdover status can be terminated by giving a two month notice to terminate.

Litigation

From time to time, the Company is subject to various legal proceedings that arise in the ordinary course of business.  In the opinion of management, none of which are currently material to our operations.

Disputes with various vendors

Certain of our vendors and lenders have brought suits and/or obtained judgments in their favor regarding past due balances owed them by us. We have recorded these past due balances in liabilities in our consolidated balance sheets at September 30, 2015 and 2014. We do not believe any loss in excess of amounts recorded that could arise would be material. We have not recorded any liabilities for finance charges or legal fees that could be applied by the vendors or lenders to these debts.

NEAH POWER SYSTEMS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts Payable reduction

During the year ending September 30, 2015, the Company reduced accounts payable by $331,560 that the Company determined no longer had a legal obligation to vendors based upon the vendors legal status and applicable legal statutes. A gain of $303,646 was recognized in our consolidated statement of operations for the year ended September 30, 2015.

Note 14 – Related party transactions

For purposes of these consolidated financial statements, Summit Trading Limited, Sierra Trading Corp, Green World Trust, Clean Tech Investors, LLC, and Bard Associates, are considered related parties due to their beneficial ownership (shareholdings or voting rights) in excess of 5%, or their affiliate status, during the years ended September 30, 2015 and 2014. All material transactions with these investors and other related parties for the years ended September 30, 2015 and 2014, not listed elsewhere, are listed below.

During the year ended September 30, 2015, the Company opted to convert 250,789 shares of Series B preferred stock, together with dividends in the amount of $16,486, into 57,336,304 shares of common stock per the Series B certificate of designation for Sierra Trading Corp in one tranche.

During the year ended September 30, 2015, the Company opted to convert 503,085 shares of Series B preferred stock, together with dividends in the amount of $29,677, into 98,673,877 shares of common stock per the Series B certificate of designation for Summit Trading Limited in three separate tranches.

During the year ended September 30, 2014, the Company opted to convert 142,200 shares of Series B preferred stock, together with dividends in the amount of $21,151, into 26,777,382 shares of common stock per the Series B certificate of designation for Sierra Trading Corp in three separate tranches.

During the year ended September 30, 2014, the Company opted to convert 144,500 shares of Series B preferred stock, together with dividends in the amount of $34,426, into 29,488,771 shares of common stock per the Series B certificate of designation for Summit Trading Limited in three separate tranches.

All sales of Series B preferred stock during the years ended September 30, 2015 and 2014 were to Summit Trading LLC and Sierra Trading Corp.

During the years ended September 30, 2015 and 2014, we recorded consulting expense in the amount of $132,000 and $158,900, respectively, with Advanced Materials Advisory, LLC (“Advanced Materials”) for services by David Schmidt as Acting Principal Financial Officer. Advanced Materials is owned by David Schmidt, who is also a Member of Neah's Board of Directors.  The Company has an account balance with Advanced Materials Advisory LLC of $170,139 and $113,489 at September 30, 2015 and 2014, respectively (note 8).

NEAH POWER SYSTEMS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 – Subsequent events

In October and November 2015, Inter-Mountain Capital LLC converted $78,750 of principal and interest into 60,458,806 shares of common stock in two installments under the Note described in note 10.

On November 4, 2015 Neah Power Systems received an  initial payment of $30,000 on a Convertible Promissory Note (the “Note”) with JMJ Financial, a Nevada sole proprietorship (the “Investor”) in the amount of up to $250,000 10% Original Issue Discount (“OID”) dated October 28, 2015.  The Note is interest free if repaid within 90 days of the effective date, otherwise a one time interest charge of 12% shall be applied to the principal balance in addition to the 10% OID.  The Note is convertible into common stock at the price lesser of $0.0026 per share or 63% of the lowest trade price in the 25 day trading days previous to the conversion.

In November 2015 the Company entered into a consulting services agreement with SRS Consulting Ltd. to provide management consulting services, corporate communications and market out reach, media placement, branding / marketing consulting services together with Radius Consulting.  The agreement was subsequently modified in December 2015.  In conjunction with the said agreements, the Company is obligated to issue to each SRS Consulting and Radius Consulting for 5,000,000 shares of common stock, each as of November 18, 2015.

On December 14, 2015 the Company commenced the mailing of a consent solicitation proxy to consider and vote upon a proposal to amend our Articles of Incorporation to increase the number of shares of our authorized common stock, par value $0.001 per share, from 1,800,000,000 shares to 5,400,000,000 shares.  The final date for tabulation is January 28, 2016.

During the period between October and December 2015, the Company opted to convert 23,000 shares of Series B preferred stock together with dividends in the amount of $2,423.51 into 16,525,500 shares of common stock pursuant to the terms of the Series B certificate of designation.  Also during the same period, the Company issued 98,642 shares of Series B preferred stock to investors under Securities Purchase Agreements in return for a total of $98,642 in cash.  All sales of Series B preferred stock during the period were to Summit Trading LLC and Sierra Trading Corp.

On December 16, 2015 the Company entered into a Securities Purchase Agreement, $388,428 Debt Purchase Agreement, and $170,250 Convertible Note with Union Capital LLC.  The term of the notes are two years and carry 8% interest.  The notes are convertible at 60% of the lowest trading price in the previous 20 days.  In conjunction with the transaction $21,462 was paid to New Venture Attorneys, PC and $48,778 was paid to SRS Consulting Ltd. for legal fees directly upon closing.  On December 18, 2015 the Company received a notice of conversion for $5,000 in principal and $1.10 in interest into 4,630,648 shares of common stock at the applicapble conversion price of $0.0018 per share. On January 4, 2016, the Company received a notice of conversion for $5,000 in principal and $19.73 in interest into 4,921,304 shares of common stock at the applicable conversion price of $0.00102 per share. On January 13, 2016, the Company received a notice of conversion for $10,000 in principal and $59.18 in interest into 10,478,313 shares of common stock at the applicable conversion price of $0.00096 per share.

On January 13, 2016 the Company filed an amendment to the certificate of designation of the Company’s Series B preferred stock.  The amendment is filed as an exhibit herewith.

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

Management has used the framework set forth in the report entitled Internal Control – Integrated Framework 2013 published by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) to evaluate the effectiveness of our internal control over financial reporting. Management was unable to implement its remediation plans during 2015 due to cost considerations. As a result of the material weaknesses described below, management has concluded that our internal control over financial reporting was not effective as of September 30, 2015.

Management has determined that, as of the September 30, 2015 measurement date, there were deficiencies in both the design and the effectiveness of our internal control over financial reporting. Management has assessed these deficiencies and determined that there were various material weaknesses in our internal control over financial reporting. The existence of a material weakness or weaknesses is an indication that there is a more than remote likelihood that a material misstatement of our financial statements will not be prevented or detected in a future period.

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

•         inadequate segregation of duties due to the limited size of the accounting department; and

•         a lack of experienced personnel with relevant accounting and financial reporting experience, due in part to our limited financial resources.

We intend to design and implement policies and procedures to remediate the material weaknesses in our internal control over financial reporting in fiscal 2016, including the continued implementation of a new accounting system and related internal procedures, and pending the financial resources, the hiring of a full time regular employee Chief Financial Officer.

Management does not believe that any of our annual or interim financial statements issued to date contain a material misstatement as a result of the aforementioned weaknesses in our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting or in other factors during the fourth fiscal quarter ended September 30, 2015 that materially affected, or is likely to materially affect, our internal control over financial reporting.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

                  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors and Executive Officers

The table below lists certain biographical information regarding our current directors and executive officers. As of December 12, 2015, our board of directors consists of five directors. Each director holds his office until his successor is elected and qualified or his earlier resignation or removal. Executive officers are appointed by our board of directors, and each executive officer holds his office until he resigns or is removed by our Board or his successor is elected then qualified. There are no family relationships among members of our management or our Board.

Name	Title	Age
Dr. Gerard C. D’Couto	President, Chief Executive Officer, Director	49
Jeffrey B Sakaguchi	Chairman of the Board	54
David Schmidt	Director, Acting Principal Financial Officer	52
Jon M. Garfield	Director	52
William M Shenkin	Director	55

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

Jeffrey B. Sakaguchi. Jeffrey Sakaguchi has served on our board since November 2010. Since December 2010, Mr. Sakaguchi has also served on the boards of directors of True Blue, Inc., a publicly-traded industrial staffing and placement company, and Eccentex, Inc., a venture-backed, early-stage software company. Since June 2015, he has served on the board of directors of ACT Holdings, Inc., a privately-held debt collection and business process outsourcing company.  Since May 2005, he has served on the board of directors of the American Red Cross, Los Angeles Region, and served as Chairman of the Board from 2009 to 2012, during which time he was responsible for the financial and organizational turnaround of region performance, as well as the integration of nine chapters into the region. From 2004 until 2007, Mr. Sakaguchi served as the President and Chief Operating Officer of Evolution Robotics Retail, Inc., for which he co-led a spin-off of the company from its former parent company, and was responsible for developing and executing a commercialization strategy for a breakthrough visual scanning product targeted for the retail industry. From 1995 until 2003, Mr. Sakaguchi served as the Managing Partner for the North American Energy Strategy Practice at Accenture LLP in Los Angeles. From 1989 until 1995, Mr. Sakaguchi served as the Senior Engagement Manager at McKinsey & Company, Inc. in Los Angeles. Mr. Sakaguchi earned his Bachelor of Science degree in chemical engineering from the Massachusetts Institute of Technology, and his masters in business administration from the Wharton School of the University of Pennsylvania. Mr. Sakaguchi was chosen to serve on our Board because of his extensive business leadership experience with technology and emerging companies and his knowledge of the emerging fuel cell industry.

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

Jon M. Garfield. Jon M. Garfield has served on our Board since May 2008. Mr. Garfield is currently the CFO of Monte Nido LLC a behavioral healthcare treatment facility. He also serves as a board member of Seaniemac International, Ltd. (OTCMKTS: BETS) since 2013.  Mr. Garfield served as Chief Executive Officer of technology company Clearant, Inc. (OTCBB: CLRA) from January 2007 until August 2010 and as Chief Financial Officer at Clearant, Inc. from September 2006 until August 2010. Mr. Garfield has served as a member of Clearant, Inc.’s board of directors from May 2007 until August 2010. From September 2001 through 2006, Mr. Garfield served as an independent financial consultant, including advising as to SEC reporting obligations and Sarbanes-Oxley compliance. From 1998 until 2001, he served as Chief Financial Officer of a telecom service provider and a software developer. From 1996 to 1998, he served as Vice President of Acquisitions for the formerly NYSE-listed ground transportation consolidator Coach USA, Inc. From 1991 to 1996, Mr. Garfield served as Corporate Assistant Controller of Maxxim Medical, Inc., a formerly New York Stock Exchange listed manufacturer and distributor. During 1986 to 1991, Mr. Garfield practiced public accounting with Arthur Andersen and PricewaterhouseCoopers. Mr. Garfield received a Bachelor of Business Administration in Accounting from University of Texas, Austin. Mr. Garfield was chosen to serve on our Board because of his past experience in chief executive officer and chief financial officer roles at public companies and because of his financial literacy.

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

Board Committees

During fiscal 2015, there were five standing committees of our board of directors - Audit, Compensation, Nominating, Financing and Governance Committees.

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

Based solely on a review of the reports furnished to us, or written representations from reporting persons that reportable transactions were reported, we believe that during the fiscal year ended September 30, 2015, our officers, directors and greater than ten percent stockholders timely filed the reports they were required to file under Section 16(a).

ITEM 11.EXECUTIVE COMPENSATION

The following table shows for each of the two fiscal years ended September 30, 2015 and 2014, all compensation awarded or paid to, or earned by, Gerard C. D’Couto, our Chief Executive Officer and David Schmidt, our Acting Principal Officer(“collectively, the  “Named Executive Officers”).  Due to working capital limitations, we have deferred payments of compensation to our Chief Executive Officer and former Chief Financial Officer, and to members of our Board of Directors, which are included in accrued compensation and related expenses in the accompanying consolidated balance sheets (Note 8).  Other than the Named Executive Officers, we had no executive officers whose compensation exceeded $100,000 during the fiscal years ended September 30, 2015 and 2014.

Summary Compensation Table

			Options or Warrants (1) ($)	All Other (2) ($)	Total ($)
Name & Position	Fiscal Year	Salary($)
Gerard C. D’Couto	2015	225,000	636,776 (4)	12,837	874,613
President, Chief Executive Officer	2014	225,000		16,153	241,153

David Schmidt	2015	132,000 (3)			132,000
Acting Principal Financial Officer	2014	158,890 (3)			158,890

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

(3)           Mr. Schmidt is a Board member and a consultant.  Amounts for Mr. Schmidt are earned consulting fees for the years ended September 30, 2015 and September 30, 2014.

(4)           The value of the underlying warrants for common stock is calculated using the Black-Scholes-Merton model.  These warrants replace previous warrants that were previously expensed and set to expire.  These warrants were issued in exchange for continued commitment to accrue director fees/wages, continued commitment to assist the Company’s capital raising efforts and commitment to continue rendering services to the Company during the current underfunded period

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding the outstanding equity awards held by our Named Executive Officers as of September 30, 2015:

Option Awards
Name	Number of Securities Underlying Unexercised Options and Warrants (#) Exercisable	Number of Securities Underlying Unexercised Options and Warrants (#) Unexercisable	Number of Securities Underlying Unexercised Unearned Options and Warrants (#)	Exercise Price $	Expiration date
Gerard C. D’Couto	2,400,000			0.02300	Nov 2020
President, Chief Executive Officer	1,685,393	-	-	0.00890	Apr 2021
	2,587,500	-	-	0.08000	Jun 2020
	137,000,000		-	0.00354	Aug 2023
	187,341,935 (1)			0.00310	Sep 2020
David Schmidt	800,000			0.02300	Nov 2020
Acting Principal Financial Officer	1,685,393			0.00809	Apr 2021
	26,000,000			0.00354	Aug 2023
	12,000,000			0.00406	Aug 2023

(1)     These warrants replace 41,705,537 previous warrants in exchange for continued commitment to accrue director fees/wages, continued commitment to assist the Company’s capital raising efforts and commitment to continue rendering services to the Company during the current underfunded period. These warrants are fully vested as of September 30, 2015.

Long Term Incentive Compensation Plan

Our Long Term Incentive Compensation Plan (the “Plan"), as restated, was approved by shareholders in July 2014. The Plan is administered by our board of directors. In July 2014, shareholders also approved an automatic share reserve increase by an amount equal to ten (10%) percent of the common shares available for issuance under the Plan beginning on August 1, 2014, and on each August 1st of the next nine (9) years.  The aggregate number of shares available for issuance under the Plan is 393,250,000 as of September 30, 2015.   We have granted stock options under the Plan to employees, members of our board of directors, advisors and consultants. No options have been exercised. Options are exercisable for ten years from date of grant.

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

On June 30, 2012, we appointed David Schmidt, a member of our Board of Directors and Chairman of the Governance and Nominating Committees, to serve part time as Acting Principal Financial Officer of the Company. Acting Principal Financial Officer services and consulting services are provided by Advanced Materials Advisory LLC on a monthly basis at the rate of $11,000 per month.

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

The following table sets forth information regarding the compensation of directors during the fiscal year ended September 30, 2015:

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards($)	Option and Warrant Awards ($) (1)	All Other Compensation ($)	Total ($)
Gerard C. D’Couto (2)	-	-	-	-	-
Jeffrey Sakaguchi (3)	26,259	-	97,578 (7)	-	123,837
David Schmidt (4)	-	-	-	-	-
Jon Garfield (5)	21,659	-	184,272 (7)	-	205,931
William Shenkin (6)	16,212				16,212

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

(2)     Dr. D’Couto’s compensation for fiscal year 2015 is fully reflected in the “Summary Compensation Table” above. Mr. D’Couto received no additional compensation for his service as a director.

(3)     Mr. Sakaguchi’s earned fees of $26,259 have been deferred as of September 30, 2015. Mr. Sakaguchi received 28,707,742 warrants that replace 6,427,344 previous warrants in exchange for continued commitment to accrue director fees/wages, continued commitment to assist the Company’s capital raising efforts and commitment to continue rendering services to the Company during the current underfunded period. These warrants are fully vested as of September 30, 2015.

(4)     Mr. Schmidt’s compensation for fiscal year 2015 is fully reflected in the “Summary Compensation Table” above. Mr. Schmidt received no additional compensation for his service as a director.

(5)     Mr. Garfield’s earned fees of $21,659 have been deferred as of September 30, 2015. Mr. Garfield received 54,213,548 warrants that replace 12,137,811 previous warrants in exchange for continued commitment to accrue director fees/wages, continued commitment to assist the Company’s capital raising efforts and commitment to continue rendering services to the Company during the current underfunded period. These warrants are fully vested as of September 30, 2015.

(6)     Mr. Shenkin’s earned fees of $16,212 have been deferred as of September 30, 2015.

(7)     The value of the underlying warrants for common stock is calculated using the Black-Scholes-Merton model.  These warrants replace previous warrants that were previously expensed and set to expire.  These warrants were issued in exchange for continued commitment to accrue director fees/wages, continued commitment to assist the Company’s capital raising efforts and commitment to continue rendering services to the Company during the current underfunded period

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

               The following table presents information as of September 30, 2015 concerning the beneficial ownership of our common stock and each of our outstanding classes of preferred by the following persons or groups:

•         each person who, to our knowledge, beneficially owns more than 5% of our common stock or any class of preferred stock;

•         each Named Executive Officer identified in the Executive Compensation table above;

•         each of our current directors; and

•         all of our current directors and executive officers as a group.

Percentage of common stock beneficially owned is based on 1,286,829,462 shares of common stock outstanding on September 30, 2015. In accordance with SEC rules, when we computed the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed as outstanding shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of September 30, 2015. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

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

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage Owned (%)

Chris D'Couto (1)	331,414,830	20.5%
David Schmidt (2)	44,818,748	3.4%
Jeffrey Sakaguchi (3)	42,312,820	3.2%
Jon Garfield (4)	57,114,566	4.2%
William Shenkin (5)	46,934,216	3.6%
All directors and named executive officers as a group (5 individuals)	522,595,180	29.9%

5% or More Shareholders
Green World Trust (7)	121,571,201	9.4%
Bard Associates (6)	94,421,577	7.3%
Summit Trading Limited (8)	290,766,709	18.7%
Sierra Trading Corp (9)	408,749,147	24.3%

(1)     Gerard C. D’Couto is the beneficial owner of 331,414,830 shares of common stock, which consists of 400,002 common shares, 187,341,935 shares of common stock underlying warrants, and 143,672,893 shares of common stock underlying options.

(2)     David Schmidt is the beneficial owner of 44,818,748 shares of common stock, which consists of 4,333,355 common shares owned by Advanced Materials Advisory, and 40,485,393 shares of common stock underlying options.

(3)     Jeffrey Sakaguchi is the beneficial owner of 42,312,820 shares of common stock, which consists of 10,395,010 shares of common shares, 29,032,417 shares of common stock underlying warrants and 2,885,393 shares of common stock underlying options.

(4)     Jon Garfield is the beneficial owner of 57,114,566 shares of common stock, which consists of 54,213,548 shares of common stock underlying warrants and 2,901,018 shares of common stock underlying options.

(5)     Clean Tech Investors LLC is a Colorado Limited Liability Company; with a registered address of 88 Inverness Circle East L107, Englewood, CO 80112 that engages in the development of renewable energy initiatives, among other activities.  William M Shenkin is a managing member of Clean Tech Investors LLC and Director of Neah Power Systems, Inc. Clean Tech Investors LLC is the beneficial owner of 46,934,216 shares of common stock.

(6)     The address of Bard Associates, Inc. is 135 South LaSalle Street, Suite 3700, Chicago, Illinois. Bard Associates, Inc. is the beneficial owner of 10,000,000 shares of common stock. Bard Associates, Inc. also has sole dispositive power over 84,421,577 shares of common stock.  99,640,000 underlying warrants expired during the twelve month period ending September 30, 2015.  This information is obtained from company records and a Form SC 13G/A filed on March 17, 2015

(7)     The address of Green World Trust is 4093 Quakerbridge Road, Princeton Jct, NJ 08550. Green World Trust and Millennium Trust is the beneficial owner of 121,571,201 shares of common stock, which consists of 119,519,253 shares of common stock, and 2,051,948 shares of common stock underlying warrants.

(8)     Summit Trading Limited (“Summit”) is a Bahamian holding company and is owned by the Weast Family Trust. The Weast Family Trust is a private trust established for the benefit of C.S. Arnold, Daisy Rodriguez, Stephanie Kaye and Tracia Fields. C.S. Arnold is the settlor of the Weast Family Trust. The natural person exercising voting control of the shares of our common stock held by Summit is Daryl Orenge. The address of Summit is Charlotte House, P.O. Box N-65, Charlotte Street, Nassau, Bahamas. Summit owns 26,741,955 shares of our common stock and 592,757 shares of our preferred series B stock, which is convertible at our sole option into shares of our common stock. As of September 30, 2015 the series B shares would have been convertible into an estimated  264,024,754  shares of our common stock (the exact number of which is not determinable at this time because the Series B are convertible into shares of our common stock based on the future trading price of our common stock). The holders of the series B are entitled to vote with the holders of our common stock with the number of votes equal to the number of common shares available by conversion to the holders of the series B.

(9)     Sierra Trading Corp (“Sierra”) is a Florida corporation. We have been advised that Daisy Rodriguez owns 100% of Sierra. Daisy Rodriguez is a private investor married to the primary beneficiary of Summit Trading Limited. Sierra owns 11,024,644 common shares and owns 610,820 shares of our series B preferred stock which is convertible at our sole option into shares of our common stock. As of September 30, 2015 the shares would have been convertible into an estimated 397,724,503 shares of our common stock (the exact number of which is not determinable at this time because the Series B are convertible into shares of our common stock based on the future trading price of our common stock). The holders of the Series B are entitled to vote with the holders of our common stock with the number of votes equal to the number of common shares available by conversion to the holders of the Series B.

Description of Equity Incentive Compensation Plans

We have one equity compensation plan; our Long Term Incentive Compensation Plan.

Our Long Term Incentive Compensation Plan (the “Plan"), as restated, was approved by shareholders in July 2014. The Plan is administered by our board of directors. In July 2014, shareholders also approved an automatic share reserve increase by an amount equal to ten (10%) percent of the common shares available for issuance under the Plan beginning on August 1, 2014, and on each August 1st of the next nine (9) years.  The aggregate number of shares available for issuance under the Plan is 393,250,000 as of September 30, 2015.   We have granted stock options under the Plan to employees, members of our board of directors, advisors and consultants. No options have been exercised. Options are exercisable for ten years from date of grant.

The table below sets forth certain information as of September 30, 2015 regarding the shares of common stock available for grant or granted under our equity incentive plans:

Equity Incentive Compensation Plan Information

	Number of Common shares to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Common Shares Remaining for Future Issuance Under Long-Term Incentive Equity Compensation Plan (Excluding Outstanding Options)
Equity compensation plans approved by stockholders	232,446,007	0.0067	160,803,993
Total	232,446,007		160,803,993

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Transactions that existed or occurred between us and any of our executive officers or directors, or any affiliate of or person related to any of them, since the beginning of 2015 fiscal year of the type and amount that is disclosed below.

•         During the year ended September 30,2015, due to limited financial resources, the Board of Directors and Management was offered the ability to convert their accrued wages or accrued fees for services rendered into warrants for a period of 180 days beginning August 26, 2015 with the number of warrants and their strike price to be determined as follows: The board member or management outstanding accrued fees/wages multiplied by two (2) and divided by the Strike Price which would be the trailing average 10-day closing bid.  As of the date of this report, no Board Member has exercised this offer to convert their accrued wages or accrued fees.  It was also determined that in order to entice continued accrual of fees earned, that the expiring warrants in connection with a previous conversion of accrued fees would be re-issued to the existing board members with the strike price determined as above; the trailing average 10-day closing bid.  Pursuant to this clause, the following warrants were re-issued at a strike price of $0.0031: Jeffrey B. Sakaguchi, Chairman of the Board, was issued 28,707,742 shares having a Black-Scholes value of $97,578, Jon Garfield, Board Member, was issued 54,213,548 shares having a Black-Scholes value of $184,272, Gerald C D’Couto, CEO and Board Member, was issued 187,341,935 shares having a Black-Scholes value of $636,776.

•         During the years ended September 30, 2015 and 2014, we recorded consulting expense in the amount of $132,000 and $158,900, respectively, with Advanced Materials Advisory, LLC (“Advanced Materials”) for services by David Schmidt as Acting Principal Financial Officer. Advanced Materials is owned by David Schmidt, who is also a Member of Neah's Board of Directors.  The Company has an account balance due to Advanced Materials of $170,139 and $113,489 at September 30, 2015 and 2014, respectively.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Selection of Independent Registered Public Accounting Firm

Our board of directors approved the continued engagement of Peterson Sullivan LLP as our independent registered public accounting firm for our fiscal year ending September 30, 2015. Peterson Sullivan was also ratified by our voters in the Company’s Proxy of 2014. Peterson Sullivan LLP has been our principal accountant since 2006 and audited our Consolidated Financial Statements for the fiscal years ended September 30, 2015 and 2014.

Audit and Related Fees for Fiscal 2015 and 2014

The following table sets forth the aggregate fees billed by Peterson Sullivan LLP, our independent registered public accounting firm, for professional services rendered to us during the fiscal years ended September 30, 2015 and 2014. The audit committee has considered these fees and services and has determined that the provision of these services is compatible with maintaining the independence of each firm.

Fees	2015	2014
Audit Fees (1)	$55,750	$53,205
Audit Related Fees (2)	-	-
Tax Fees (3)	-	-
Total	$55,750	$53,205

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

(3)     “Tax Fees” consist of preparation of our federal and state tax returns, review of quarterly estimated payments, and consultation concerning tax compliance issues. We did not engage Peterson Sullivan LLP for tax services during fiscal 2015 or 2014, and instead we use a third-party consulting firm.

Audit Committee Pre-Approval Policies and Procedures

The policy of the Audit Committee is to pre-approve all audit and permissible non-audit services provided by our independent auditors. All of the services rendered to us by Peterson Sullivan LLP for the periods ended September 30, 2015 and 2014 were pre-approved by the Audit Committee at the time of the engagement of Peterson Sullivan LLP.

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

Dated: January 13, 2016                                                                                                   NEAH POWER SYSTEMS, INC.

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

Signature	Title(s)	Date

/s/ GERARD C. D’COUTO Gerard C. D’Couto	President and Chief Executive Officer (Principal Executive Officer)	January 13, 2016

/s/ DAVID SCHMIDT David Schmidt	Acting Chief Financial Officer and Director (Principal Financial Officer)	January 13, 2016

/s/ JEFFREY B. SAKAGUCHI* Jeffrey B. Sakaguchi	Director	January 13, 2016

/s/ JON M. GARFIELD* Jon M. Garfield	Director	January 13, 2016

/s/ William M. Shenkin* William M. Shenkin	Director	January 13, 2016

*The above-named directors of the registrant execute this report by Gerard C. D’Couto, their Attorney-in-Fact, pursuant to the powers of attorney executed by the above-named directors, which powers of attorney are filed as Exhibit 24 to this report.

BY: /S/ GERARD C. D’COUTO
GERARD C. D’COUTO, Attorney-in-Fact

Exhibit Index

No.	Description	Incorporation By Reference
3.1

Articles of Incorporation, as amended:
(i) Articles of Incorporation filed February 1, 2001;
(ii) Certificate of Amendment filed March 15, 2006;
(iii) Certificate of Change filed March 21, 2006;
(iv) Certificate of Change filed July 21, 2009;
(v) Certificate of Amendment filed August 3, 2009;
(vi) Certificate of Correction filed December 16, 2010
(vii) Certificate of Amendment filed March 2, 2011

Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K, filed on January 3, 2012 and incorporated herein by reference.
3.2	Amended and Restated By-laws	Filed as an Exhibit to the Registrant’s Registration Statement on Form 10-SB, filed on May 1, 2006 and incorporated herein by reference.
4.1	Certificate of Designation of Series B Preferred Stock	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed on July 15, 2011 and incorporated herein by reference.
4.2	Amendment of Certificate of Designation of Series B Preferred Stock	Filed as an Exhibit to the Registrant’s Current Reports on Form 8-K on March 26, 2014 and incorporated herein by reference.
4.3	Amendment of Certificate of Designation of Series B Preferred Stock	Filed as an Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on March 4, 2015 and incorporated herein by reference
4.4	Amendment of Certificate of Designation of Series B Preferred Stock	Filed as an Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on July 16, 2015 and incorporated herein by reference
4.5	Amendment of Certificate of Designation of Series B Preferred Stock	Dated January 13, 2016 and filed herewith
10.1	Employment Agreement Neah Power Systems, Inc. and Dr. Gerard C (Chris) D'Couto	Filed as an Exhibit to the Registrant's Current Report on Form 8-K, filed on September 5, 2007 and incorporated herein by reference.
10.2	Form Director and Officer Indemnification Agreement	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed on December 3, 2010 and incorporated herein by reference.
10.3	Long Term Incentive Compensation Plan	Filed with the Registrant’s Current Report on Schedule 14A on June 24, 2014 and incorporated herein by reference
10.4	Form of Stock Option Agreement under Long Term Incentive Compensation Plan	Filed herewith as an Exhibit to the Registrant’s Registration Statement on Form 10-SB, filed on July 27, 2006 and incorporated herein by reference.
10.5	Schedule Cash Compensation Plan for the Directors of the Board	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K, filed on September 2, 2011 and incorporated herein by reference.
10.6	Lease Agreement, dated as of March 5, 2001, by and between Teachers Insurance & Annuity Association of America and Neah Power Washington	Filed as an Exhibit to the Registrant’s Registration Statement on Form 10-SB/A, filed on September 12, 2006 and incorporated herein by reference.
10.7	First Amendment to Lease Agreement, dated as of June 6, 2003, by and between Teachers Insurance & Annuity Association of America and Neah Power Washington	Filed as an Exhibit to the Registrant’s Registration Statement on Form 10-SB/A, filed on September 12, 2006 and incorporated herein by reference.
10.8	Second Amendment to Lease Agreement, dated as of July 7, 2006, by and between Teachers Insurance & Annuity Association of America and Neah Power Washington	Filed as an Exhibit to the Registrant’s Registration Statement on Form 10-SB/A, filed on September 12, 2006 and incorporated herein by reference.
10.9	Fourth Lease Amendment Agreement, dated effective November 1, 2011, by and between Teachers Insurance & Annuity Association of America and Neah Power Systems, Inc.	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K, filed on November 18, 2011 and incorporated herein by reference.
10.10	Clark-Dodge Placement Agency Agreement	Filed as Exhibit 10.46 with Form 10-Q on May 15, 2014, and incorporated by reference herein
10.11	Form of Securities Purchase Agreement with Sierra Trading Corporation and Summit Trading Ltd.	Filed as Exhibit 10.47 with Form 10-Q on May 15, 2014, and incorporated by reference herein
10.12	Form of Securities Purchase Agreement with Summit Trading Ltd.	Filed as Exhibit 10.47 with Form 10-Q on May 15, 2014, and incorporated by reference herein
10.13	Form of Securities Purchase Agreement and Warrant agreement with John P. de Neufville.	Filed as Exhibits 10.1 and 10.2 with Form 8-K on June 13, 2014, and incorporated by reference herein
10.14	Form of Securities Purchase Agreement and Secured Promissory Note for Inter-Mountain Capital Corporation, LLC	Filed as Exhibits 10.1 and 10.2 with Form 8-K on May 13, 2014, and incorporated by reference herein
10.15	Form of Global Amendment for Inter-Mountain Capital Corporation, LLC	Filed as Exhibit 10.15 with Form 10-K on December 23, 2014 and incorporated by reference herein
10.16	Form of Six Month Convertible Promissory Note with Rich Niemiec.	Filed as Exhibit 10.15 with Form 10-K on December 23, 2014 and incorporated by reference herein
10.17	Form of Warrant Agreement with Rich Niemiec	Filed as Exhibit 10.15 with Form 10-K on December 23, 2014 and incorporated by reference herein
10.18	Form of Merger Agreement with Shorai, Inc.	Filed as Exhibit 10.1 with Form 8-K on January 8, 2015 and incorporated by reference herein
10.19	Amendment to agreement and plan of merger with Shorai, Inc.	Filed as an Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on March 4, 2015 and incorporated herein by reference
10.20	Second amendment to agreement and plan of merger with Shorai, Inc.	Filed as an Exhibit to the Registrant's Current Report on Form 8-K filed on April 20, 2015 and incorporated herein by reference
10.21	Third amendment to agreement and plan of merger with Shorai, Inc.	Filed as an Exhibit to the Registrant's Current Report on Form 8-K filed on May 22, 2015 and incorporated herein by reference
10.22	Fourth amendment to agreement and plan of merger with Shorai, Inc.	Filed as an Exhibit to the Registrant's Current Report on Form 8-K filed on June 17, 2015 and incorporated herein by reference
10.23	Fifth amendment to agreement and plan of merger with Shorai, Inc.	Filed as an Exhibit to the Registrant's Current Report on Form 8-K filed on July 20, 2015 and incorporated herein by reference
10.24	Form of Securities Purchase Agreement and Secured Promissory Note for Inter-Mountain Capital Corporation, LLC	Filed as Exhibits 10.2 and 10.3 with Form 8-K on June 22, 2015, and incorporated by reference herein
10.25	Form of Warrant for certain Board Members and Management of the registrant Neah Power Systems, Inc.	Filed as Exhibit 99.1 with Form 8-K on September 11, 2015, and incorporated by reference herein
10.26	Form of Convertible Promissory Note with JMJ Financial	Filed as Exhibit 10.3 with Form 8-K on November 10, 2015, and incorporated by reference herein
10.27	Form of DEF 14A Proxy Solicitation Consent	Filed on Form DEF 14A on December 10, 2015, and incorporated by reference herein
10.28	Form of Securities Purchase Agreement and Convertible Promissory Note and Replacement Convertible Promissory Note for Union Capital LLC	Filed as Exhibits 10.1, 10.2 and 10.3 with Form 8-K on December 18, 2015, and incorporated by reference herein
11.1	Statement re Computation of Per Share Earnings.**
21.1	Subsidiaries of the Registrant	Filed as an Exhibit to the Registrant’s Registration Statement on Form 10-SB, filed on July 27, 2006 and incorporated herein by reference.

23.1	Consent of Peterson Sullivan LLP	Filed herewith.
24.1	Power of Attorney	Filed herewith.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer	Filed herewith.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer	Filed herewith.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 per Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
101.INS	XBRL Instance Document.***	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Document.***	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.***	Filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.***	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.***	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.***	Filed herewith.

*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit hereto.
**	Information required to be presented in Exhibit 11 is provided in Note 4 of the Notes to Consolidated Financial Statements in accordance with accounting rules related to accounting for earnings per share.
***	In accordance with Rule 406T of Regulation S-T, the XBRL (Extensible Business Reporting Language) information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.