Form 10-Q
period 2015-12-31
NEAH POWER SYSTEMS, INC.
filed 2016-02-22
CIK 1162816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting Company ☒

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 5, 2016
Common Stock, $0.001 par value	___________1,405,818,516_____

Neah Power Systems, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended December 31, 2015

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

PART 1 - FINANCIAL INFORMATION

Item 1.               Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
December 31, 2015 and September 30, 2015

(Unaudited)

ASSETS
	December 31, 2015	September 30, 2015

Current Assets
Cash & cash equivalents	$96,421	$4,737
Restricted cash	10,000	10,000
Accounts receivable	-	-
Note receivable, net of allowance for uncollectable accounts of $52,347	-	-
Prepaid expenses and other current assets	53,264	63,696
Deferred loan fees	47,762	142,061
Total current assets	207,447	220,494

Property and equipment, net	63,648	70,203
Total assets	$271,095	$290,697

LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities
Accounts payable	$410,581	$344,484
Accrued compensation and related expenses	802,587	719,540
Other liabilities	95,800	98,583
Notes payable and accrued interest, net of discount of $0 and $72,255 respectively	482,502	860,825
Total current liabilities	1,791,470	2,023,432

Long term liabilities
Notes payable, net of discount of $565,348 and $0 respectively	18,330
Total liabilities	1,809,800	2,023,432

COMMITMENTS AND CONTINGENCIES (SEE NOTE 7)

Stockholders' deficit
Preferred stock
$0.001par value: 5,000,000 shares authorized
Series B convertible: 2,222,022 shares designated, 1,296,021 and 1,203,576 shares issued and outstanding, respectively	$1,296	$1,204

Common stock
$0.001 par value, 5,400,000,000 shares authorized
1,368,444,416 and 1,286,829,462 shares issued and outstanding, respectively	1,368,444	1,286,829
Additional paid-in-capital	64,485,588	63,710,437
Accumulated deficit	(67,394,033)	(66,731,205)

Total stockholders' deficit	(1,538,705)	(1,732,735)

Total liabilities and stockholders' deficit	$271,095	$290,697

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended December 31, 2015 and 2014

(Unaudited)

	For the three months ended December 31,
	2015	2014

Revenues	$-	$179,261
Cost of revenues	-	8,358

Gross profit	-	170,903

Operating expenses
Research and development expense	61,501	415,105
Marketing and sales	199,347	187,387
General and administrative expense	152,145	293,819

Total operating expenses	412,993	896,311

Loss from operations	(412,993)	(725,408)

Other income (expense)
Financing costs	(178,055)	(13,125)
Interest expense	(102,185)	(56,630)
Gain on sale of equipment	14,346	12,500
Gain on extinguishment of liabilities, net	16,059
Other	-	(6,300)

Net loss	$(662,828)	$(788,963)

Net loss per share
Basic and diluted loss per common share	$-	$-

Weighted average shares used to compute net loss per share
Basic and diluted weighted average common shares outstanding	1,346,752,275	973,295,533

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended December 31, 2015 and 2014

(Unaudited)

	For the three months ended December 31,
	2015	2014

Cash flows from operating activities:
Net loss	$(662,828)	$(788,963)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,902	5,572
Amortization of debt discount	85,585	39,923
Expense from financing costs paid in equity and debt issuance	164,540	7,711
Stock-based compensation expense from options, warrants, and shares issued for services	78,985	182,585
Gain on extinguishment of liabilities, net	(16,059)
Gain on sale of equipment	(14,346)	(12,500)
Other	-	6,300
Changes in operating assets and liabilities
Accounts Receivable	-	(172,285)
Prepaid expenses and other current assets	10,431	49,966
Accounts payable	78,603	110,321
Accrued compensation and related expense	83,047	72,580
Accrued interest and other liabilities	17,370	2,786
Net cash used in operating activities	$(168,770)	$(496,004)
Cash flows from investing activities
Proceeds from sale of equipment	15,000	12,500
Net cash provided by investing activities:	15,000	12,500
Cash flows from financing activities:
Proceeds from notes payable, net	518,437	400,000
Proceeds from sale of preferred stock	115,445	18,501
Principal payments on notes payable	(388,428)	-
Net cash provided by financing activities	245,454	418,501
Net change in cash and cash equivalents	91,684	(65,003)
Cash and cash equivalents, beginning of period	4,737	475,135
Cash and cash equivalents, end of period	$96,421	$410,132

Supplemental cash flow information
Cash paid for interest	$5,976	$-
Cash paid for income taxes	$-

Noncash investing and financing activities
Shares and Warrants issued in connection with settlement of liabilities and conversion of convertible notes	$83,750	$99,375
Discount (including beneficial conversion feature) on notes payable	$578,678	$400,000

 See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

For the three months ended December 31, 2015

(Unaudited)

	Preferred stock						Total
	Series B Preferred Stock		Common stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	paid-in capital	Deficit	Deficit
Balances at September 30, 2015	1,203,576	$1,204	1,286,829,462	$1,286,829	$63,710,437	$(66,731,205)	$(1,732,735)
Issuance of common stock on conversion of notes payable			65,089,454	65,089	18,661		83,750
Issuance of warrants for services			-		60,705		60,705
Share based compensation from options					18,280		18,280
Issuance of Series B Preferred Stock	115,445	115			115,330		115,445
Conversion of Series B Preferred Stock to common stock	(23,000)	(23)	16,525,500	16,526	(16,503)		(0)
Beneficial conversion feature on convertible debt issued					578,678		578,678
Net loss for the three months ended December 31, 2015						(662,828)	(662,828)
Balances at December 31, 2015	1,296,021	$1,296	1,368,444,416	$1,368,444	$64,485,588	$(67,394,033)	$(1,538,705)

See Notes to Condensed Consolidated Financial Statements

NEAH POWER SYSTEMS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended December 31, 2015 and 2014 respectively.

(Unaudited)

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

Note 2.   Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements. The accompanying unaudited financial information should be read in conjunction with the audited consolidated financial statements, including the notes thereto, as of and for the fiscal year ended September 30, 2015, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 13, 2016. The information furnished in this Report reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of our consolidated financial position, results of operations and cash flows for each period presented. The results of operations for the interim period ended December 31, 2015 may not be indicative of future results.

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

Note 3. Going concern

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of our Company as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The report of our auditors on our Consolidated Financial Statements for our fiscal year ended September 30, 2015 indicates that there is substantial doubt about our ability to continue as a going concern based upon our balance sheet, cash flows and liquidity position. We cannot provide assurance that we will obtain sufficient funds from financing or operating activities to support continued operations or business deployment. Our financial statements for the three months ended December 31, 2015 and 2014 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classifications of liabilities that may result from the outcome of this uncertainty.

Since inception, we have reported net losses, including losses of $4,363,574 and $3,831,809 during the years ended September 30, 2015 and 2014, respectively.  We have reported a net loss of $662,828 during the three months ended December 31, 2015, and we expect losses to continue in the near future as we grow our operations. At December 31, 2015, we have a working capital deficit of  $1,584,023 and an accumulated deficit of $67,394,033.

During the past several years, we have funded our operations through sales of our common and preferred stock, short-term borrowings, and settlement of accounts payable by issuance of common stock. During the three months ended December 31, 2015, we have funded our operations through sales of our preferred stock and short-term borrowings. In this regard, during the three months ended December 31, 2015, we raised net cash of $245,454 from our financing activities.

We require additional financing to execute our business strategy and to satisfy our near-term working capital requirements. Our operating expenses will use a significant amount of our cash resources.  As of December 31, 2015, we had $410,581 in accounts payable. Our management seeks to obtain additional financing to fund future operations and to provide additional working capital to fund our business. Without additional funding, our cash is estimated to support our operations through February 2016. We cannot provide assurance that we will obtain sufficient funds from financing or operating activities to support continued operations or business deployment. Without the needed funding or adequate cash flow from operations, we may be forced to curtail our development or cease our operations altogether, which may include seeking protection under the bankruptcy laws.

 Note 4. Net Loss per Share

Basic and diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. All common stock equivalents are excluded as the effect would be anti-dilutive due to our net losses. The following numbers of shares have been excluded from net loss per share computations for the three months ended December 31, 2015 and 2014, respectively:

	2015	2014
Convertible Series B Preferred Stock	974,395,858	293,285,602
Convertible debt	755,726,424	155,248,287
Common stock options	226,296,007	237,696,007
Common stock purchase warrants	477,962,486	418,465,978

All of the convertible preferred stock issued is convertible solely at the Company’s option.  While exercisable, all of the common stock options exercise prices exceed the current market price for common stock.   As of December 31, 2015, warrants exercisable into 343,263,225 shares of common stock were not exercisable until the Company’s authorized shares of common stock were increased by shareholder approval which was approved on January 29, 2016.

Note 5.  Notes Payable

Notes payable and accrued interest consisted of the following at December 31, 2015 and September 30, 2014:

	December 31, 2015	September 30, 2015
Convertible debentures	$1,013,678	$888,510
Accrued interest	52,502	44,570
Debt discount	(565,348)	(72,255)
	$500,832	$860,825

Convertible Promissory Notes Payable – Inter Mountain

On May 7, 2014 we received an initial payment on a May 5, 2014 Securities Purchase Agreement with Inter-Mountain Capital Corporation LLC (“Inter-Mountain”), for the sale of a 5% Secured Convertible Promissory Note in the principal amount of $832,500, which included legal expenses in the amount of $7,500 and a $75,000 original issue discount, for net proceeds of $750,000, consisting of $450,000 paid in cash at closing in May 2014 with the remaining amount of $300,000 funded in March 2015.  The outstanding balance of this note in our consolidated balance sheets at December 31, 2015 and September 30, 2015, is zero and $231,010, respectively. The note bore interest at the rate of 5% per annum.  All interest and principal was to be repaid on or prior to October 7, 2015. The note, as amended, was convertible into common stock at the lesser of $0.05 per share or 75% (the “Conversion Factor”) of the average of the three (3) lowest VWAPs in the twenty (20) Trading Days immediately preceding the applicable Conversion (the “Market Price”), provided that if at any time the average of the three (3) lowest VWAPs in the twenty (20) Trading Days immediately preceding any date of measurement is below $0.01, then in such event the Conversion Factor shall be reduced to 70% for all future Conversions. The Company ha d the option to prepay the note at the rate of 125%.

We recorded beneficial conversion feature in the amount of $76,706 for the funding paid at initial closing in May of 2014, and an additional $135,178 for the two secured promissory notes funded in March 2015. During the three months ended December 31, 2015 and 2014, we have amortized $5,024 and $17,700, respectively to interest expense in our condensed consolidated statements of operations. During the three months ended December 31, 2015, the Company opted to convert $78,750 of principal and interest into 60,458,806 shares of common stock. On conversion, we recorded a reduction to accrued interest of $2,692, and a reduction to notes payable in the amount of $76,058.

On June 17, 2015 we received an initial payment on a June 16, 2015 Securities Purchase Agreement with Inter-Mountain, for the sale of a 5% Secured Convertible Promissory Note in the principal amount of $832,500, which included legal expenses in the amount of $7,500 and a $75,000 original issue discount, for net proceeds of $750,000, consisting of $150,000 paid in cash at closing and four secured promissory notes payable to the Company, aggregating $600,000, bearing interest at the rate of 5% per annum.  On July 31, 2015 one of the secured promissory notes was partially paid and the company received $50,000 and that note has a $100,000 remaining balance.  The net value of these notes on our consolidated balance sheet at September 30, 2015 and December 31, 2015 , was $227,500 and zero, respectively .  The note bore interest at the rate of 5% per annum.  All interest and principal was to be repaid on or prior to September 15, 2016. The note was convertible into common stock at the lesser of $0.05 per share or 75% (the “Conversion Factor”) of the average of the three (3) lowest VWAPs in the twenty (20) Trading Days immediately preceding the applicable Conversion (the “Market Price”), provided that if at any time the average of the three (3) lowest VWAPs in the twenty (20) Trading Days immediately preceding any date of measurement is below $0.01, then in such event the Conversion Factor shall be reduced to 70% for all future Conversions.  The Company has the option to prepay the note at the rate of 125%.

We recorded beneficial conversion feature in the amount of $95,056 for this note during the year ended September 30, 2015. During the quarter ended December 31, 2015, we have amortized $67,231 to interest expense in our condensed consolidated statements of operations.

These notes were repaid in full for the outstanding principal and interest amount of $388,427.77 with proceeds from Union Capital LLC on December 16, 2015 (see below) from a note entered into with Union Capital LLC.  As of December 31 , 2015 the Company no longer has a liability to Inter-Mountain Capital Corporation.

Convertible Promissory Note- Rich Niemiec

In December 2014, we issued a convertible promissory note to Rich Niemiec in the amount of $400,000 and warrants to purchase 50,000,000 shares of our common stock at the price of $0.008 per share, subject to adjustment, for proceeds of $400,000. The note is interest bearing at a rate of 10% per annum and had a maturity date of June 18, 2015. The Conversion Price per share of Common Stock shall be the lower of (A) the 10-day trailing volume weighted average price of the Borrower’s Common Stock, calculated at time of conversion, or (B) $0.008 (“Fixed Price Component”) subject to adjustment.  The Fixed Price Component of the Conversion Price will be subject to adjustments during the period that the Note is outstanding. Each adjustment shall be at the Holder’s election, using the 10-day trailing volume weighted average bid price of the Borrower’s Common Stock at the time of such election (the “New Reference Price”). If the New Reference Price is less than the existing Fixed Price Component of the Conversion Price, then the New Reference Price shall be used as the new Fixed Price Component of the Conversion Price subject to a floor of $0.003 per share.  This convertible promissory note is senior to all existing debt of the Borrower and is subordinate to any future line of credit backed by the Borrower’s accounts receivable and inventory.  This convertible note is un-perfected but secured by the assets of the Borrower.  Such security interest will be effected upon an Event of Default.  The Company recorded a debt discount related to the value of the warrants in the amount of $208,000.  The debt discount amount recorded related to the warrants was determined based on the relative fair value of the note payable and the warrants.  The fair value of the warrants was determined using the Black-Scholes-Merton model.  The Company also recorded a debt discount related to a beneficial conversion feature in the amount of $192,000 for this note.  The total debt discount of $400,000 was fully amortized to interest expense in our consolidated statement of operations during the year ended September 30, 2015.

On June 19, 2015, the Company opted for an automatic extension of the maturity date of the Note of six months to December 19, 2015 under the terms of the original agreement. Per these terms, the interest rate increased from 10% per annum to 18% on the outstanding principal balance, and the Company issued a warrant to purchase an additional 52,493,151 shares of common stock at an exercise price of $0.008 per share, pursuant to the terms of the agreement. The fair value of the warrant of $288,712 was determined using the Black-Sholes-Merton model was being amortized to expense over the amended term of the debt with $128,315 amortized to financing costs in our condensed consolidated statement of operations for the three months ended December 31, 2015.  Subsequent to December 19, 2015, the Company is currently in discussions with the lender to extend or modify repayment terms.

Convertible Promissory Notes Payable – JMJ Financial

On November 4, 2015 we received an initial payment of $30,000 on a Convertible Promissory Note with JMJ Financial , a Nevada sole proprietorship.  The note is for an amount of up to $250,000 10% Original Issue Discount (“OID”) dated October 28, 2015.  The Note is interest free if repaid within 90 days of the effective date, otherwise a one time interest charge of 12% shall be applied to the principal balance in addition to the 10% OID.   The note was not repaid within 90 days and therefore incurs interest. The maturity date is two years from the effective date of each payment.  The note is convertible into common stock at the price lesser of $0.0026 per share or 63% of the lowest trade price in the 25 trading days previous to the conversion.

We recorded beneficial conversion feature in the amount of $20,000 for this note during the quarter ended December 31, 2015. During the quarter ended December 31, 2015, we have amortized $1,680 to interest expense in our consolidated statements of operations.

Convertible Promissory Notes Payable – Union Capital

On December 17, 2015 we received proceeds from Union Capital LLC, for the issuance of a 8% Convertible Promissory Note in the principal amount of $170,250 which includes legal expenses in the amount of $70,240.46.   In conjunction with the transaction, Union Capital LLC also retired the Company’s debt obligation to Inter-Mountain Capital LLC in full and we issued a replacement note to Union Capital LLC in the amount of $388,427.77 .

The notes bear interest at the rate of 8% per annum.  All interest and principal must be repaid on or prior to December 17, 2017.  The notes are convertible into common stock at the price of sixty percent (60%) of the lowest trading price in the prior 20 trading days before conversion. The Company has the option to prepay the $170,250 note at the rate of 120% of the face amount if repaid within the first 60 days.

We recorded beneficial conversion feature in the amount of $558,678 for these notes during the quarter ended December 31, 2015. During the quarter ended December 31, 2015, we have amortized $11,650 to interest expense in our condensed consolidated statements of operations.

During the three months ended December 31, 2015, Union Capital opted to convert $5,000 of principal and $1 of interest into 4,630,648 shares of common stock. On conversion, we recorded a reduction to accrued interest of $1, and a reduction to notes payable in the amount of $5,000.

Note 6.  Preferred Stock and Common Stock

Preferred Stock - Our board of directors has the authority to designate and issue up to 5,000,000 shares of $0.001 par value preferred stock in one or more series, and to fix and determine the relative economic rights and preferences of preferred shares any or all of which may be greater than the rights of our common stock, as well as the authority to issue such shares without further stockholder approval. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders preferred rights to our assets upon liquidation, the right to receive dividends before dividends are declared to holders of our common stock, and the right to the redemption of such preferred shares, together with a premium, prior to the redemption of the common stock. In addition, shares of preferred stock could be issued with terms calculated to delay or prevent a change in control or make removal of management more difficult. As of December 31, 2015, we had one class of preferred stock designated; 2,222,022 shares as Series B preferred stock, leaving 2,777,978 shares of undesignated preferred stock.

Series B Preferred Stock - As of December 31, 2015 and September 30, 2015, we have 1,296,021 and 1,203,576 shares of Series B preferred stock issued and outstanding, respectively.  Holders of Series B have no redemption rights and each share of Series B is entitled to interest at a simple interest rate of 6% per annum. Series B is convertible, at the discretion of our management, into shares of our common stock, except that the holders of the Series B may elect to convert the Series B into common stock upon or after the resignation or termination of our Chief Executive Officer. The number of shares of common stock issuable upon conversion is calculated by (i) multiplying the number of Series B being converted by the per share purchase price received by the Company for such Series B , and then, multiplying such number by 130% and then dividing this calculated value by the average closing bid price, as defined, or by (ii) first, allocating the Series B proportionately according to the amounts by date of individual cash tranches received by the Company then, second, multiplying the number of Series B being converted, identified by tranche, by the per share purchase price received by the Company for such Series B, and then, multiplying such number or numbers by 130% and, finally, dividing the calculated value(s) by the average closing bid price, as defined. The holders of the Series B are entitled to vote with the holders of our common stock with the number of votes equal to the number of common shares available by conversion to the holders of the Series B. We have the right to redeem the Series B in cash at the face amount plus any accrued, but unpaid dividends.

During the three months ended December 31, 2015, we issued 54,160 shares of Series B preferred stock to Summit Trading Limited at a price per share of $1 for gross cash proceeds of $54,160.

During the three months ended December 31, 2015, we issued 61,285 shares of Series B preferred stock to Sierra Trading Corp at a price per share of $1 for gross cash proceeds of $61,285.

On November 30, 2015, the Company opted to convert 23,000 of Series B Preferred Stock together with accrued dividends of $2,424, held by Sierra Trading Corp. into 16,525,500 shares of common stock.

Pursuant to the terms of the Certificate of Designation of Series B Preferred Stock, redeemed shares are returned to the Company’s general designated pool of preferred stock.  As of December 31, 2015, there were 995,466 shares remaining of Series B Preferred Stock available for issue.

Common Stock - We are authorized to issue up to 5.4 billion shares of $0.001 par value common stock. Holders of our common stock are entitled to one vote for each share held of record on all matters submitted to a vote of the holders of our common stock. Subject to the rights of the holders of any class of our capital stock having any preference or priority over our common stock, the holders of shares of our common stock are entitled to receive dividends that are declared by our board of directors out of legally available funds. In the event of our liquidation, dissolution or winding up, the holders of our common stock are entitled to share ratably in our net assets remaining after payment of liabilities, subject to prior rights of preferred stock, if any, then outstanding. Our common stock has no preemptive rights, conversion rights, redemption rights, or sinking fund provisions, and there are no dividends in arrears or in default. All shares of our common stock have equal distribution, liquidation and voting rights and have no preferences or exchange rights.

Long-term incentive compensation plan - Our Long Term Incentive Compensation Plan (the “Plan"), as restated, was approved by shareholders in July 2014. The Plan is administered by our board of directors. In July 2014, shareholders also approved an automatic share reserve increase by an amount equal to ten (10%) percent of the common shares available for issuance under the Plan beginning on August 1, 2014, and on each August 1st of the next nine (9) years.  The aggregate number of shares available for issuance under the Plan is 393,250,000 as of December 31, 2015.   We have granted stock options under the Plan to employees, members of our board of directors, advisors and consultants. No options have been exercised. Options are exercisable for ten years from date of grant.

The following table summarizes stock option activity for the nine months ended December 31, 2015:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at September 30, 2014	232,446,007	$0.0067
Granted	-	-
Exercised	-	-
Expired	-	-
Forfeited	(6,150,000)	0.01215
Cancelled	-	-
Outstanding at December 31, 2015	226,296,007	$0.0061
Exercisable at December 31, 2015	223,983,507	$0.0060

As of December 31, 2015, the aggregate intrinsic value of options outstanding and options vested, representing the excess of the closing market price of our common stock over the exercise price, are both zero. As of December 31, 2015, we had $26,225 of total unrecognized compensation cost related to unvested options. Unrecognized compensation cost is to be recognized over 22 months with the majority to be recognized in the next fiscal year. We determine the value of share-based compensation using the Black-Scholes-Merton fair value option-pricing model.  There were no options granted during the three months ended December 31, 2015.

Warrants – At December 31, 2015, there were warrants outstanding for the purchase of 477,962,486 shares of our common stock at a weighted average exercise price of $0.006 per share.

On November 20, 2015, we issued warrants to purchase 1,000,000, shares of common stock at an exercise price of $0.01 per share, in conjunction with an appointment on an individual to the Company’s Strategic Advisory Board. The warrants vested 100% at the time of issuance.

On December 17, 2015, we issued warrants to purchase 1,000,000, shares of common stock at an exercise price of $0.01 per share, to a consultant in conjunction with a consulting agreement. The warrants vested 100% at the time of issuance.

The fair value of the warrants issued was calculated using the Black-Scholes-Merton model. Warrants outstanding at December 31, 2015 expire at various dates from March 2016 to June 2022. A summary of warrant activity during the three months ended December 31, 2015 follows:

Warrants Outstanding
Outstanding at September 30, 2015	477,542,486
Granted	2,000,000
Exercised	-
Cancelled	-
Expired	(1,580,000)
Outstanding at December 31, 2015	477,962,486

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

Disputes with various vendors - Certain of our vendors have brought suits and/or obtained judgments in their favor regarding past due balances owed them by us. We have recorded these past due balances in liabilities in our condensed consolidated balance sheets at December 31, 2015 and September 30, 2015. We do not believe any loss in excess of amounts recorded that could arise would be material. We have not recorded any liabilities for finance charges or legal fees that could be applied by the vendors or lenders to these debts.

Note 8. Related Party Transactions

For purposes of these consolidated financial statements, Summit Trading Limited, Sierra Trading Corp, Green World Trust, and Clean Tech Investors, LLC, are considered related parties due to their beneficial ownership (shareholdings or voting rights) in excess of 5%, or their affiliate status, during the three months ended December 31, 2015 and 2014. All material transactions with these investors and other related parties for the three months ended December 31, 2015 and 2014, not listed elsewhere, are listed below.

During the three months ended December 31, 2015 and 2014, we recorded consulting expense in the amount of $33,000 each period, with Advanced Materials Advisory, LLC (“Advanced Materials”) for services by David Schmidt as Acting Principal Financial Officer. Advanced Materials is owned by David Schmidt, who is also a Member of Neah's Board of Directors.  The Company has account balances due to Advanced Materials of $203,139 and $170,139 at December 31, 2015 and September 30, 2014, respectively.

Note 9. Subsequent Events

In January and February 2016, Union Capital converted $66,000 of principal and 706.64 of interest into 68,763,761 shares of common stock in five installments under the Note described in note 5.

In January 2016, 25,000,000 warrants were issued with an average strike price of $0.0023 to two consultants in exchange for product development services.

Upon shareholder approval, in January 2016 a Certificate of Amendment was filed with the State of Nevada increasing the authorized common shares available for issuance to 5,400,000,000 common shares.

In February 2016 the Company entered into $28,000 Convertible Note with Union Capital LLC.  The term of this note is one year and carries 8% interest and $1,000 of original issue discount.  The note is convertible at 60% of the lowest trading price in the previous 20 days.

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview and Background

The following management’s discussion and analysis is intended to provide information necessary to understand our condensed consolidated financial statements and highlight certain other financial information, which in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition, and results of operations. In particular, the discussion is intended to provide an analysis of significant trends and material changes in our financial condition and operating results during the three months ended December 31, 2015, compared to the three months ended December 31, 2014. Operating results for the three months ended December 31, 2015 are not necessarily indicative of the results that may be expected for any future period. Investors should read the following discussion and analysis in conjunction with our audited financial statements and related notes for the year ended September 30, 2015.

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

We have an intellectual property portfolio consisting of 14 issued patents, 2 patent applications pending issuance, and 13 additional patent applications in process that are being developed and various trade secrets for our proprietary technology.  We use a unique, patented and award winning, silicon-based design for our Powerchip™ micro fuel cells that enable higher power densities, lower cost and compact form-factors. The PowerChip™ technology has been recognized for both its innovativeness and its application potential from noted sources including the 2012 ZINO Green finalist, the 2010 WTIA finalist, 2010 Best of What’s New Popular Science and other awards.

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

Liquidity, Going Concern and Capital Resources

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of our Company as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The report of our auditors on our Consolidated Financial Statements for our fiscal year ended September 30, 2015 indicates that there is substantial doubt about our ability to continue as a going concern based upon our balance sheet, cash flows and liquidity position. We cannot provide assurance that we will obtain sufficient funds from financing or operating activities to support continued operations or business deployment. Our financial statements for the three months ended December 31, 2015 and 2014 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classifications of liabilities that may result from the outcome of this uncertainty.

Since inception, we have reported net losses, including losses of $4,363,574 and $3,831,809 during the years ended September 30, 2015 and 2014, respectively.  We have reported a net loss of $620,019 during the three months ended December 31, 2015, and we expect losses to continue in the near future as we grow our operations. At December 31, 2015, we have a working capital deficit of  $1,584,023 and an accumulated deficit of $67,351,224.

During the past several years, we have funded our operations through sales of our common and preferred stock, short-term borrowings, and settlement of accounts payable by issuance of common stock. During the three months ended December 31, 2015, we have funded our operations through sales of our preferred stock and short-term borrowings. In this regard, during the three months ended December 31, 2015, we raised net cash of $245,454 from our financing activities.

We require additional financing to execute our business strategy and to satisfy our near-term working capital requirements. Our operating expenses will use a significant amount of our cash resources.  As of December 31, 2015, we had $410,581 in accounts payable. Our management seeks to obtain additional financing to fund future operations and to provide additional working capital to fund our business. Without additional funding, our cash is estimated to support our operations through February 2016. We cannot provide assurance that we will obtain sufficient funds from financing or operating activities to support continued operations or business deployment. Without the needed funding or adequate cash flow from operations, we may be forced to curtail our development or cease our operations altogether, which may include seeking protection under the bankruptcy laws.

Recent Financing Activities

During the quarter ended December 31, 2015, the Company sold 54,160 Series B preferred shares to Summit Trading Ltd, for the purchase price of $54,160 pursuant to the terms of four separate Securities Purchase Agreements.

During the quarter ended December 31, 2015, the Company sold 61,285 Series B preferred shares to Sierra Trading Corp, for the purchase price of $61,285 pursuant to the terms of six separate Securities Purchase Agreements.

On November 4, 2015 the Neah Power Systems received an  initial payment of $30,000 on a Convertible Promissory Note with JMJ Financial , a Nevada sole proprietorship in the amount of up to $250,000 10% Original Issue Discount (“OID”) dated October 28, 2015.

On December 16, 2015, the Company issued a convertible promissory note to Union Capital LLC and received net cash proceeds of $100,010 under the terms of a convertible promissory note in the principal amount of $170,250 which includes legal expenses in the amount of $70,240.46, together with the issuance of a replacement note in the amount of $388,427.77, which retires the Company’s previous note obligations to Inter-Mountain Capital Corporation LLC.

Results of Operations

For the three months ended December 31, 2015, compared to the three months ended December 31, 2014.

Revenues for the quarter ended December 31, 2015 and 2014 were zero and $179,261 respectively. Revenue for the quarter ending December 31, 2014 is predominately from a multi year development contract with a customer in India. We recorded revenues of $179,261 and cost of revenue of $8,358 for the three months ended December 31, 2014, due primarily to revenues from a customer purchase order contract for proof of concept trial fuel cells, in addition to some revenues from direct consumer sales,  Through October and November 2014, The Defense Research and Development Organization of the Government of India completed the proof of concept trial and the Company recognized $172,285 of revenue.  Product testing, qualification and acceptance were completed by December 2014. Substantially all expenses related to this development project were incurred in prior periods and expensed as incurred and thus there are no expenditures included in cost of revenue for the three months ended December 31, 2014, related to this.  Cost of revenues represent the expenses of labor, parts and materials associated with the production of the direct consumer sales units.

Research and development expenses (“R&D”) consist primarily of salaries and other personnel-related expenses, facilities costs, and other laboratory and research related expenses. Total R&D costs for the quarter ended December 31, 2015 decreased by  $353,604 to  $61,501 from  $415,105 for the same period in 2014.  The decrease was primarily due to decrease in R&D activity as most of the staff was on furlough during the quarter ended December 31, 2015 and R & D activity was dramatically reduced.

Marketing and sales expenses (“Marketing”) consist primarily of salaries and other personnel-related expenses, marketing, patent expenses, public relations consultants, and other related expenses to market products and prepare for placement of product into market. Total Marketing costs for the quarter ended December 31, 2015 increased by $11,960 to $199,347 from $187,387 for the same period in 2014.  The increase was primarily due to a decrease in Marketing salaries, wages, benefits and stock compensation of $83,251 to $29,685 from $112,936, and an increase in marketing, patent expense, public relations consultants and other related expenses of $95,211 to $169,662 from $74,451 due to public relations and investor out reach programs.

General and administrative expenses (“G&A”) consist primarily of salaries and related expenses for our management, finance and related personnel, professional fees, such as accounting and legal, corporate insurance and facilities costs, and non-employee members of our board of directors.  G&A expenses decreased $141,674 to $152,145  from  $293,819 for the same period in 2014.  Categorically, the decreases in G&A expenses relate to significant decreases in operating activity and implemented furlough of staff during the quarter ended December 31, 2015.  The decrease in G&A expense in the quarter ended December 31, 2015 was primarily due to the following:

•           a decrease in employee and director stock compensation expense of $45,012 to $0 from $45,012, recorded for the same period in 2014.

•           a decrease in board compensation of $2,355 to $18,051 from $20,406, recorded in the same period in 2014.

•           an increase in other expenses of $714 to $5,027 from $4,313 recorded in the same period in 2014.

•           a decrease in salaries expense of $17,502 to $17,024 from $34,526 (including payroll taxes and benefits), recorded for the same period in 2014.  Most of the salary expense decrease is due to reduction of staffing in 2015, compared to 2014.

•          an decrease in professional services of $76,802 to $108,389 from $185,191, recorded for the same period in 2014. Most of the decrease in professional services is due to the decrease in legal and accounting expenses.

•           a decrease in facilities expenses of $717 to $3,654 from $4,371 recorded in the same period in 2014.

Interest expense increased by $45,555 for the quarter ended December 31, 2015 to $102,185 compared with $56,630 recorded in the same period in 2014. The increase was primarily due to large increases in costs associated with the amortization of debt discounts associated with obtaining new debt.

Financing costs increased by $164,930 for the quarter ended December 31, 2015 to $178,055 compared with $13,125, recorded in the same period in 2014.  The increase was primarily due to amortization of deferred costs due to increased costs of acquiring new debt in 2015.

Gain (Loss) on extinguishment of liabilities increased by $16,059 for the quarter ended December 31, 2015 to $16,059  from zero, recorded in the same period in 2014.  The increase was primarily due to a gain related to a settlement agreement recorded in 2015, when liabilities were extinguished.

Gain on sale of equipment increased by $1,846  for the quarter ended December 31, 2015 to $14,346 from $12,500 recorded in the same period in 2014.  The increase was primarily due to better sales prices received for equipment sold in 2015.

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

Critical Accounting Policies and Estimates

We prepare our Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. Our critical accounting policies include revenue recognition, accounting for research and development costs, accounting for contingencies, accounting for income taxes, and accounting for share-based compensation. For a more detailed discussion on our accounting policies, see Note 2 to our Consolidated Financial Statements included in our September 30, 2015, form 10-K.

Off-Balance Sheet Arrangements

As of December 31, 2015 we did not have any off-balance sheet arrangements.

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

Our management, with the participation of our chief executive officer and acting principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. Based upon that evaluation, our Chief Executive Officer and Acting Principal Financial Officer concluded that our disclosure controls and procedures were not effective for gathering, analyzing and disclosing the information that we are required to disclose in reports filed under the Securities Exchange Act of 1934, as amended.  In performing the assessment for the quarter ended December 31, 2015, our management concluded that our disclosure controls and procedures were not effective to accomplish the foregoing, due to the material weakness in internal control over financial reporting that was first identified in 2008 and was most recently described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2015.

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

As of December 31, 2015 we remained a party to certain judgments and legal actions related to failure to pay outstanding invoices on Accounts Payable, which is included in our financial statements as Accounts Payable and Notes Payable. We continue to work with these vendors to negotiate and settle these debts, based on available cash resources.

Item 1A.      Risk Factors.

Investors should carefully consider the risk factors set forth in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2015 which could materially affect our business, financial position and results of operations.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds.

The information below lists all of the securities we sold during the three months ended December 31, 2015, which were not registered under the Securities Act, including all sales of reacquired securities, as well as new issues, securities issued in exchange for property, services, or other securities, and new securities resulting from the modification of outstanding securities. No underwriting discounts or commissions were incurred in connection with any of the following transactions except as noted below. Each of the transactions was conducted as a private placement, without the use of any general solicitation, and was exempt from registration under Section 4(a)(2) of the Securities Act.

• During the quarter ended December 31, 2015, the Company sold 54,160 Series B preferred shares to Summit Trading Ltd, for the purchase price of $54,160 pursuant to the terms of four separate Securities Purchase Agreements.

•  During the quarter ended December 31, 2015, the Company sold 61,285 Series B preferred shares to Sierra Trading Corp, for the purchase price of $61,285 pursuant to the terms of six separate Securities Purchase Agreements

•  During the quarter ended December 31, 2015, the Company opted to convert 23,000 of Series B Preferred Stock together with accrued dividends of $2,424, held by Sierra Trading Corp. into 16,525,500 shares of common stock.

•  During the quarter ended December 31, 2015, we issued 60,458,806 shares of common stock, valued at $78,750 to Inter-Mountain Capital Corporation on conversion of debt under a Convertible Promissory Note.

•  During the quarter ended December 31, 2015, we issued 4,630,648 shares of common stock, valued at $5,000 to Union Capital LLC on conversion of debt under a Convertible Promissory Note.

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

NEAH POWER SYSTEMS, INC.

Dated: February 22, 2016	By:	/s/ GERARD C. D’COUTO
Gerard C. D’Couto
President and Chief Executive Officer
(Principal Executive Officer)

Dated: February 22, 2016	By:	/s/ DAVID SCHMIDT
David Schmidt
Acting Principal Financial Officer
(Acting Principal Accounting Officer)

Exhibit Index

No.	Description	Incorporation By Reference

4.1	Amendment of Certificate of Designation of Series B Preferred Stock	Filed as an Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on March 4, 2015 and incorporated herein by reference
4.2	Amendment of Certificate of Designation of Series B Preferred Stock	Filed as an Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on July 16, 2015 and incorporated herein by reference
10.48	Form of Securities Purchase Agreement with Summit Trading Ltd.	Filed as Exhibit 10.47 with Form 10-Q on May 15, 2014, and incorporated by reference herein
10.49	Form of Securities Purchase Agreement and Warrant agreement with John P. de Neufville.	Filed as Exhibits 10.1 and 10.2 with Form 8-K on June 13, 2014, and incorporated by reference herein
10.50	Form of Securities Purchase Agreement and Secured Promissory Note for Inter-Mountain Capital Corporation, LLC	Filed as Exhibits 10.1 and 10.2 with Form 8-K on May 13, 2014, and incorporated by reference herein
10.51	Form of Global Amendment for Inter-Mountain Capital Corporation, LLC	Filed as Exhibit 10.15 with Form 10-K on December 23, 2014 and incorporated by reference herein
10.52	Form of Six Month Convertible Promissory Note with Rich Niemiec.	Filed as Exhibit 10.15 with Form 10-K on December 23, 2014 and incorporated by reference herein
10.53	Form of Warrant Agreement with Rich Niemiec	Filed as Exhibit 10.15 with Form 10-K on December 23, 2014 and incorporated by reference herein
10.54	Form of Merger Agreement with Shorai, Inc.	Filed as Exhibit 10.1 with Form 8-K on January 8, 2015 and incorporated by reference herein
10.55	Amendment to agreement and plan of merger with Shorai, Inc.	Filed as an Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on March 4, 2015 and incorporated herein by reference
10.56	Second amendment to agreement and plan of merger with Shorai, Inc.	Filed as an Exhibit to the Registrant's Current Report on Form 8-K filed on April 20, 2015 and incorporated herein by reference
10.57	Third amendment to agreement and plan of merger with Shorai, Inc.	Filed as an Exhibit to the Registrant's Current Report on Form 8-K filed on May 22, 2015 and incorporated herein by reference
10.58	Fourth amendment to agreement and plan of merger with Shorai, Inc.	Filed as an Exhibit to the Registrant's Current Report on Form 8-K filed on June 17, 2015 and incorporated herein by reference
10.59	Fifth amendment to agreement and plan of merger with Shorai, Inc.	Filed as an Exhibit to the Registrant's Current Report on Form 8-K filed on July 20, 2015 and incorporated herein by reference
10.60	Form of Securities Purchase Agreement and Secured Promissory Note for Inter-Mountain Capital Corporation, LLC	Filed as Exhibits 10.2 and 10.3 with Form 8-K on June 22, 2015, and incorporated by reference herein
10.61	Form of Warrant for certain Board Members and Management of the registrant Neah Power Systems, Inc.	Filed as Exhibit 99.1 with Form 8-K on September 11, 2015, and incorporated by reference herein
10.62	Form of Convertible Promissory Note with JMJ Financial	Filed as Exhibit 10.3 with Form 8-K on November 10, 2015, and incorporated by reference herein
10.63	Form of DEF 14A Proxy Solicitation Consent	Filed on Form DEF 14A on December 10, 2015, and incorporated by reference herein
10.64	Form of Securities Purchase Agreement and Convertible Promissory Note and Replacement Convertible Promissory Note for Union Capital LLC	Filed as Exhibits 10.1, 10.2 and 10.3 with Form 8-K on December 18, 2015, and incorporated by reference herein

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.	Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer.	Filed herewith.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 per Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*   XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.