Form 10-Q
period 2016-03-31
NEAH POWER SYSTEMS, INC.
filed 2016-05-23
CIK 1162816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

Commission file number 000-49962

_______________________

NEAH POWER SYSTEMS, INC.

(Exact name of Registrant as specified in its charter)

_______________________

Nevada	88-0418806
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

P O Box 1866

Edmonds, Washington 98020

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting Company ☒

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 12, 2016
Common Stock, $0.001 par value	1,736,068,694

Neah Power Systems, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended March 31, 2016

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

PART 1 - FINANCIAL INFORMATION

Item 1.                   Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS March 31, 2016 and September 30, 2015 (Unaudited)

ASSETS
	March 31, 2016	September 30, 2015

Current Assets
Cash & cash equivalents	$14,088	$4,737
Restricted cash	10,000	10,000
Accounts receivable	-	-
Note receivable, net of allowance for uncollectable accounts of $52,347	-	-
Prepaid expenses and other current assets	56,173	63,696
Deferred loan fees	41,667	142,061
Total current assets	121,928	220,494

Property and equipment, net	57,748	70,203
Total assets	$179,676	$290,697

LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities
Accounts payable	$511,108	$344,484
Accrued compensation and related expenses	911,468	719,540
Other liabilities	103,083	98,583
Notes payable and accrued interest, net of discount of $68,125 and $72,255 respectively	515,442	860,825
Total current liabilities	2,041,101	2,023,432

Long term liabilities
Notes payable, net of discount of $409,098 and $0 respectively	73,580
Total liabilities	2,114,681	2,023,432

COMMITMENTS AND CONTINGENCIES (SEE NOTE 7)

Stockholders' deficit
Preferred stock
$0.001par value: 5,000,000 shares authorized
Series B convertible: 2,222,022 shares designated, 1,198,236 and 1,203,576 shares issued and outstanding, respectively	1,198	1,204

Common stock
$0.001 par value, 5,400,000,000 shares authorized
1,622,772,923 and 1,286,829,462 shares issued and outstanding, respectively	1,622,773	1,286,829
Additional paid-in-capital	64,549,286	63,710,437
Accumulated deficit	(68,108,262)	(66,731,205)

Total stockholders' deficit	(1,935,005)	(1,732,735)
Total liabilities and stockholders' deficit	$179,676	$290,697

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS For the three and six months ended March 31, 2016 and 2015 (Unaudited)

	For the three months ended March 31,		For the six months ended March 31,
	2016	2015	2016	2015

Revenues	-	$6,008	-	$185,269
Cost of revenues	-	3,186	-	11,544

Gross profit	-	2,822	-	173,725

Operating expenses
Research and development expense	160,879	248,372	222,378	663,474
Marketing and sales	219,203	374,128	418,551	561,513
General and administrative expense	151,103	198,830	303,247	492,649

Total operating expenses	531,185	821,330	944,176	1,717,636

Loss from operations	(531,185)	(818,508)	(944,176)	(1,543,911)

Other income (expense)
Financing costs	(11,096)	(60,857)	(189,151)	(73,982)
Interest expense	(191,505)	(236,828)	(293,690)	(293,464)
Gain on sale of equipment	16,075	1,000	30,421	13,500
Gain on extinguishment of liabilites, net	3,480	-	19,539	-
Other	-	-		(6,300)

Net loss	$(714,231)	$(1,115,193)	$(1,377,057)	$(1,904,157)

Net loss per share
Basic and diluted loss per common share	$-	$-	$-	$-

Weighted average shares used to compute net income (loss) per share
Basic and diluted weighted average common shares outstanding	1,511,720,020	1,034,864,965	1,430,675,989	1,005,185,270

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS For the six months ended March 31, 2016 and 2015 (Unaudited)

	For the six months ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(1,377,057)	$(1,904,157)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	11,802	11,251
Amortization of debt discount	251,710	271,396
Expense from financing costs paid in equity and debt issuance	181,136	24,000
Stock-based compensation expense from options, warrants, and shares issued for services	168,341	352,620
Gain on extinguishment of liabilities, net	(19,539)
Gain on sale of equipment	(30,421)	(13,500)
Other	-	6,300
Changes in operating assets and liabilities
Prepaid expenses and other current assets	7,521	94,468
Accounts payable	179,128	3,397
Accrued compensation and related expense	191,929	67,870
Accrued interest and other liabilities	52,562	14,099
Net cash used in operating activities	(382,888)	(1,072,256)
Cash flows from investing activities
Proceeds from sale of equipment	31,075	13,500
Purchase of fixed assets	-	(4,500)
Net cash provided by investing activities:	31,075	9,000
Cash flows from financing activities:
Proceeds from notes payable, net	585,939	730,000
Proceeds from sale of preferred stock	163,653	198,728
Principal payments on notes payable	(388,428)	(68,132)
Net cash provided by financing activities	361,164	860,596
Net change in cash and cash equivalents	9,351	(202,660)
Cash and cash equivalents, beginning of period	4,737	475,135
Cash and cash equivalents, end of period	$14,088	$272,475

Supplemental cash flow information
Cash paid for interest	$5,976	$1,243
Cash paid for income taxes	$-

Noncash investing and financing activities
Shares and Warrants issued in connection with settlement of liabilities and conversion of convertible notes	$186,115	$244,218
Discount (including beneficial conversion feature) on notes payable	$656,678	$535,178

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
For the six months ended March 31, 2016
(Unaudited)

	Preferred stock						Total Stockholders' Deficit
	Series B Preferred Stock		Common stock		Additional paid-in capital	Accumulated Deficit
	Shares	Amount	Shares	Amount
Balances at September 30, 2015	1,203,576	$1,204	1,286,829,462	$1,286,829	$63,710,437	$(66,731,205)	$(1,732,735)
Issuance of common stock on conversion of notes payable			189,309,707	189,310	(3,195)		186,115
Issuance of warrants, options and stock for services			10,761,094	10,761	157,580		168,341
Issuance of Series B Preferred Stock	163,654	163			163,490		163,653
Conversion of Series B Preferred Stock to common stock	(168,994)	(169)	135,872,660	135,873	(135,704)		0
Beneficial conversion feature on convertible debt issued					656,678		656,678
Net loss for the six months ended March 31, 2016						(1,377,057)	(1,377,057)
Balances at March 31, 2016	1,198,236	$1,198	1,622,772,923	$1,622,773	$64,549,286	$(68,108,262)	$(1,935,005)

See Notes to Condensed Consolidated Financial Statements

NEAH POWER SYSTEMS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended March 31, 2016 and 2015 respectively.

(Unaudited)

Note 1 – Description of business

Organization

Our Company was incorporated in the State of Nevada in 2001, as Neah Power Systems, Inc., and together with its subsidiary, is referred to as the “Company”, “we”, “us”, or “our”.

Business

We are engaged in the development and sale of renewable energy solutions using our direct methanol micro fuel cell technology, our reformer technology, and our PowerChip® rechargeable battery technology. This allows us to generate hydrogen using our Formira® reformer technology, use that hydrogen, or use methanol directly, using the PowerChip® fuel cell technology, and then store that energy using the PowerChip® battery. Furthermore, the high energy density of the PowerChip battery makes it a very well suited product for consumer and wearable applications, as well as large scale applications. We are developing solutions specifically targeted for the military, transportation vehicles, and portable electronics applications. Our long-lasting, efficient and safe power solutions include devices, such as notebook PCs, military radios, and other power-hungry computer, entertainment and communications products. We use a unique patented, silicon-based design for our micro fuel cells and our PowerChip® battery that create higher power densities and enables lighter-weight, smaller form-factors, and will potentially create more cost effective manufacturing and potentially lower product costs.

Our Formira HOD™ is a reformer platform for direct on-site generation of hydrogen gas. Customers will be able carry a liquid with a better safety profile and generate hydrogen gas at point of use rather than carrying high pressure hydrogen gas cylinders. The hydrogen is designed to be consumed directly by a fuel cell, using either our PowerChip® silicon based fuel cell, or commercially available proton exchange membrane (PEM) fuel cells. We had also built a very low power, compact fuel cell, call the BuzzCell® , for integration with our BuzzBar® Suite, which is a solar, fuel cell, battery hybrid charging solution for consumers. More recently, we used our PowerChip silicon architecture to develop a rechargeable lithium battery, that has demonstrated high energy density, making it a very suitable product for consumer and wearable applications, as well as larger scale applications where the weight and / or the volume is critical, like automotive applications.

During the first quarter of our 2015 fiscal year, we shipped five systems to the Defense Research and Development Organization (DRDO) of the Government of India, and have built multiple Formira reformer demonstrator units, that we are using for acquisition of customers, and to validate the technology. We have shipped over two hundred BuzzBar® units from our initial low rate initial production (LRIP) , since introduction of the product. The lessons learned from our LRIP production, and feedback on the design, has been incorporated into the design of our next generation product, BuzzBar Gen3. We expect to start manufacturing and shipping BuzzBar Gen 3 on capitalization of the Company.

We currently are doing our battery development at a third party facility in Beaverton, OR, and the Company is primarily focused on the battery development at this time. We are using a variety of consultants for business development, who are located worldwide, and who are compensated based on commercial success. We currently operate out of Edmonds, Washington.

Note 2.   Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements. The accompanying unaudited financial information should be read in conjunction with the audited consolidated financial statements, including the notes thereto, as of and for the fiscal year ended September 30, 2015, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 13, 2016. The information furnished in this Report reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of our consolidated financial position, results of operations and cash flows for each period presented. The results of operations for the interim period ended March 31, 2016 may not be indicative of future results.

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

In February 2016, FASB issued Accounting Standards Update No. 2016-02, Leases: Topic 842 (ASU 2016-02) that replaces existing lease guidance. The new standard is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet. Under the new guidance, leases will continue to be classified as either finance or operating, with classification affecting the pattern of expense recognition in the Consolidated Statements of Operations. Lessor accounting is largely unchanged under ASU 2016-02. Adoption of ASU 2016-02 is required for fiscal reporting periods beginning after December 15, 2018, including interim reporting periods within those fiscal years with early adoption being permitted. The new standard is required to be applied with a modified retrospective approach to each prior reporting period presented with various optional practical expedients. The Company is currently evaluating the potential impact of the pending adoption of ASU 2016-02 on its consolidated financial statements.

In March 2016, FASB issued Accounting Standards Update No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU-2016-09). The updated guidance simplifies and changes how companies account for certain aspects of share-based payment awards to employees, including accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification of certain items in the statement of cash flows. Adoption of ASU 2016-09 is required for fiscal reporting periods beginning after December 15, 2016, including interim reporting periods within those fiscal years with early adoption being permitted. The Company is currently evaluating the potential impact of the pending adoption of ASU 2016-09 on its consolidated financial statements.

Note 3. Going concern

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of our Company as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The report of our auditors on our Consolidated Financial Statements for our fiscal year ended September 30, 2015 indicates that there is substantial doubt about our ability to continue as a going concern based upon our balance sheet, cash flows and liquidity position. We cannot provide assurance that we will obtain sufficient funds from financing or operating activities to support continued operations or business deployment. Our financial statements for the six months ended March 31, 2016 and 2015 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classifications of liabilities that may result from the outcome of this uncertainty.

Since inception, we have reported net losses, including losses of $4,363,574 and $3,831,809 during the years ended September 30, 2015 and 2014, respectively.  We have reported a net loss of $1,377,057 during the six months ended March 31, 2016, and we expect losses to continue in the near future as we grow our operations. At March 31, 2016, we have a working capital deficit of  $1,919,173 and an accumulated deficit of $68,108,262.

During the past several years, we have funded our operations through sales of our common and preferred stock, short-term borrowings, and settlement of accounts payable by issuance of common stock. During the six months ended March 31, 2016, we have funded our operations through sales of our preferred stock and debt borrowings. In this regard, during the six months ended March 31, 2016, we raised net cash of $361,164 from our financing activities.

We require additional financing to execute our business strategy and to satisfy our near-term working capital requirements. Our operating expenses will use a significant amount of our cash resources.  As of March 31, 2016, we had $511,108 in accounts payable. Our management seeks to obtain additional financing to fund future operations and to provide additional working capital to fund our business. Without additional funding, our cash is estimated to support our operations through June 2016. We cannot provide assurance that we will obtain sufficient funds from financing or operating activities to support continued operations or business deployment. Without the needed funding or adequate cash flow from operations, we may be forced to curtail our development or cease our operations altogether, which may include seeking protection under the bankruptcy laws.

Note 4. Net Loss per Share

Basic and diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. All common stock equivalents are excluded as the effect would be anti-dilutive due to our net losses. The following numbers of shares have been excluded from net loss per share computations for the six months ended March 31, 2016 and 2015, respectively:

	2016	2015
Convertible Series B Preferred Stock	1,161,565,963	233,633,463
Convertible debt	1,372,319,166	191,741,078
Common stock options	226,288,507	236,596,007
Common stock purchase warrants	499,066,382	328,910,978

All of the convertible preferred stock issued is convertible solely at the Company’s option.  While exercisable, all of the common stock options exercise prices exceed the current market price for common stock.

Note 5.  Notes Payable

Notes payable and accrued interest consisted of the following at March 31, 2016 and September 30, 2015:

	March 31, 2016	September 30, 2015
Convertible debentures	$990,678	$888,510
Accrued interest	75,567	44,570
Debt discount	(477,223)	(72,255)
	$589,022	$860,825

Convertible Promissory Notes Payable – Inter Mountain

On May 7, 2014 we received an initial payment on a May 5, 2014 Securities Purchase Agreement with Inter-Mountain Capital Corporation LLC (“Inter-Mountain”), for the sale of a 5% Secured Convertible Promissory Note in the principal amount of $832,500, which included legal expenses in the amount of $7,500 and a $75,000 original issue discount, for net proceeds of $750,000, consisting of $450,000 paid in cash at closing in May 2014 with the remaining amount of $300,000 funded in March 2015.  The outstanding balance of this note in our consolidated balance sheets at December 31, 2015 and September 30, 2015, is zero and $231,010, respectively. The note bore interest at the rate of 5% per annum.  All interest and principal was to be repaid on or prior to October 7, 2015. The note, as amended, was convertible into common stock at the lesser of $0.05 per share or 75% (the “Conversion Factor”) of the average of the three (3) lowest VWAPs in the twenty (20) Trading Days immediately preceding the applicable Conversion (the “Market Price”), provided that if at any time the average of the three (3) lowest VWAPs in the twenty (20) Trading Days immediately preceding any date of measurement is below $0.01, then in such event the Conversion Factor shall be reduced to 70% for all future Conversions. The Company had the option to prepay the note at the rate of 125%.

We recorded beneficial conversion feature in the amount of $76,706 for the funding paid at initial closing in May of 2014, and an additional $135,178 for the two secured promissory notes funded in March 2015. During the six months ended March 31, 2016 and 2015, we have amortized $5,024 and $31,472, respectively to interest expense in our condensed consolidated statements of operations. During the three months ended December 31, 2015, the Company opted to convert $78,750 of principal and interest into 60,458,806 shares of common stock. On conversion, we recorded a reduction to accrued interest of $2,692, and a reduction to notes payable in the amount of $76,058.

On June 17, 2015 we received an initial payment on a June 16, 2015 Securities Purchase Agreement with Inter-Mountain, for the sale of a 5% Secured Convertible Promissory Note in the principal amount of $832,500, which included legal expenses in the amount of $7,500 and a $75,000 original issue discount, for net proceeds of $750,000, consisting of $150,000 paid in cash at closing and four secured promissory notes payable to the Company, aggregating $600,000, bearing interest at the rate of 5% per annum.  On July 31, 2015 one of the secured promissory notes was partially paid and the company received $50,000 and that note has a $100,000 remaining balance.  The net value of these notes on our consolidated balance sheet at September 30, 2015 and December 31, 2015, was $227,500 and zero, respectively.  The note bore interest at the rate of 5% per annum.  All interest and principal was to be repaid on or prior to September 15, 2016. The note was convertible into common stock at the lesser of $0.05 per share or 75% (the “Conversion Factor”) of the average of the three (3) lowest VWAPs in the twenty (20) Trading Days immediately preceding the applicable Conversion (the “Market Price”), provided that if at any time the average of the three (3) lowest VWAPs in the twenty (20) Trading Days immediately preceding any date of measurement is below $0.01, then in such event the Conversion Factor shall be reduced to 70% for all future Conversions.  The Company had the option to prepay the note at the rate of 125%.

We recorded beneficial conversion feature in the amount of $95,056 for this note during the year ended September 30, 2015. During the six months ended March 31, 2016 and March 31, 2015, we have amortized $67,231 and $0 respectively, to interest expense in our condensed consolidated statements of operations.

These notes were purchased in full in the amount of $388,427.77 by Union Capital LLC on December 16, 2015 (see below).  As of March  31, 2016 the Company no longer has a liability to Inter-Mountain Capital Corporation.

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

On June 19, 2015, the Company opted for an automatic extension of the maturity date of the Note of six months to December 19, 2015 under the terms of the original agreement. Per these terms, the interest rate increased from 10% per annum to 18% on the outstanding principal balance, and the Company issued a warrant to purchase an additional 52,493,151 shares of common stock at an exercise price of $0.008 per share, pursuant to the terms of the agreement. The fair value of the warrant of $288,712 was determined using the Black-Sholes-Merton model was being amortized to expense over the amended term of the debt with $128,315 amortized to financing costs in our condensed consolidated statement of operations for the six months ended March 31, 2016.  Subsequent to December 19, 2015, the Company is currently in discussions with the lender to extend or modify repayment terms.

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

We recorded beneficial conversion feature in the amount of $20,000 for this note during the six months ended March 31, 2016. During the six months ended March 31, 2016, we have amortized $4,200 to interest expense in our condensed consolidated statements of operations.

December 2015 Convertible Promissory Notes Payable – Union Capital

On December 17, 2015 we received proceeds from Union Capital LLC, for the issuance of a 8% Convertible Promissory Note in the principal amount of $170,250 which includes legal expenses in the amount of $70,240.46.  In conjunction with the transaction, Union Capital LLC retired the Company’s debt obligation to Inter-Mountain Capital LLC in full and we issued a replacement note to Union Capital LLC in the amount of $388,427.77.

The notes bear interest at the rate of 8% per annum.  All interest and principal must be repaid on or prior to December 17, 2017.  The notes are convertible into common stock at the price of sixty percent (60%) of the lowest trading price in the prior 20 trading days before conversion. The Company had the option to prepay the $170,250 note at the rate of 120% of the face amount if repaid within the first 60 days.

We recorded beneficial conversion feature in the amount of $558,678 for these notes during the six months ended March 31, 2016. During the six months ended March 31, 2016, we have amortized $165,380 to interest expense in our condensed consolidated statements of operations.

During the six months ended March 31, 2016, Union Capital opted to convert $106,000 of principal and $1,364 of interest into 128,850,901 shares of common stock. On conversion, we recorded a reduction to accrued interest of $1,364 and a reduction to notes payable in the amount of $106,000.

February 3, 2016 Convertible Note Payable - Union Capital

On February 3, 2016, we received proceeds from Union Capital LLC, for the issuance of a 8% Convertible Redeemable Note in the principal amount of $28,000, which includes legal expenses in the amount of $2,000.

The note bears interest at the rate of 8% per annum on the unpaid principal balance.  All interest and principal must be repaid on or prior to February 3, 2017.  The note and interest are convertible into common stock at the price of sixty percent (60%) of the lowest trading price in the prior 20 trading days before conversion. The Company had the option to prepay the $28,000 note at the rate of 120% of the face amount plus any accrued interest if repaid within the first 60 days.  If the note is prepaid after 60 days after the issuance date, but less than 121 days after the date of issuance, then the Company can prepay the note at 135% of the face amount plus any accrued interest.   If the note is prepaid after 120 days after the issuance date, but less than 180 days after the date of issuance, then the Company can prepay the note at 140% of the face amount plus any accrued interest.  This note may not be prepaid after the 6th month anniversary.

We recorded beneficial conversion feature in the amount of $28,000 for this note during the six months ended March 31, 2016. During the six months ended March 31, 2016, we have amortized $4,666 to interest expense in our condensed consolidated statements of operations.

February 23, 2016 Convertible Note Payable - Union Capital

On February 23, 2016, we received proceeds from Union Capital LLC, for the issuance of a 8% Convertible Redeemable Note in the principal amount of $50,000, which includes legal expenses in the amount of $2,500 and financing fees of $5,000.

The note bears interest at the rate of 8% per annum on the unpaid principal balance.  All interest and principal must be repaid on or prior to February 23, 2017.  The note and interest are convertible into common stock at the price of sixty percent (60%) of the lowest trading price in the prior 20 trading days before conversion. The Company had the option to prepay the $50,000 note at the rate of 120% of the face amount plus any accrued interest if repaid within the first 60 days.  If the note is prepaid after 60 days after the issuance date, but less than 121 days after the date of issuance, then the Company can prepay the note at 135% of the face amount plus any any accrued interest.  If the note is prepaid after 120 days after the issuance date, but less than 180 days after the date of issuance, then the Company can prepay the note at 140% of the face amount plus any accrued interest.  This note may not be prepaid after the 6th month anniversary.

We recorded beneficial conversion feature in the amount of $50,000 for this note during the six months ended March 31, 2016. During the six months ended March 31, 2016, we have amortized $5,209 to interest expense in our condensed consolidated statements of operations.

Promissory Note - Global Resource Advisors LLC

On September 23, 2015, we settled a trade debt for the issuance of a non-interest bearing note due in 180 days. At any time up to maturity date, the note bearer could have demanded common stock in full satisfaction of the balance. As of the maturity date, March 23, 2016, the note was still unpaid. If the note is unpaid after the maturity date, the company has the option to pay the balance in cash or common stock. The outstanding balance of this note is $30,000 at both March 31, 2016 and September 30, 2015.

Note 6.  Preferred Stock and Common Stock

Preferred Stock - Our board of directors has the authority to designate and issue up to 5,000,000 shares of $0.001 par value preferred stock in one or more series, and to fix and determine the relative economic rights and preferences of preferred shares any or all of which may be greater than the rights of our common stock, as well as the authority to issue such shares without further stockholder approval. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders preferred rights to our assets upon liquidation, the right to receive dividends before dividends are declared to holders of our common stock, and the right to the redemption of such preferred shares, together with a premium, prior to the redemption of the common stock. In addition, shares of preferred stock could be issued with terms calculated to delay or prevent a change in control or make removal of management more difficult. As of March 31, 2016, we had one class of preferred stock designated; 2,222,022 shares as Series B preferred stock, leaving 2,777,978 shares of undesignated preferred stock.

Series B Preferred Stock - As of March 31, 2016 and September 30, 2015, we have 1,198,236 and 1,203,576 shares of Series B preferred stock issued and outstanding, respectively.  Holders of Series B have no redemption rights and each share of Series B is entitled to interest at a simple interest rate of 6% per annum. Series B is convertible, at the discretion of our management, into shares of our common stock, except that the holders of the Series B may elect to convert the Series B into common stock upon or after the resignation or termination of our Chief Executive Officer. The number of shares of common stock issuable upon conversion is calculated by (i) multiplying the number of Series B being converted by the per share purchase price received by the Company for such Series B , and then, multiplying such number by 130% and then dividing this calculated value by the average closing bid price, as defined, or by (ii) first, allocating the Series B proportionately according to the amounts by date of individual cash tranches received by the Company then, second, multiplying the number of Series B being converted, identified by tranche, by the per share purchase price received by the Company for such Series B, and then, multiplying such number or numbers by 130% and, finally, dividing the calculated value(s) by the average closing bid price, as defined. We have the right to redeem the Series B in cash at the face amount plus any accrued, but unpaid dividends.

During the six months ended March 31, 2016, we issued 73,779 shares of Series B preferred stock to Summit Trading Limited at a price per share of $1 for gross cash proceeds of $73,779.

During the six months ended March 31, 2016, we issued 89,875 shares of Series B preferred stock to Sierra Trading Corp at a price per share of $1 for gross cash proceeds of $89,875.

During the six months ended March 31, 2016, the Company opted to convert 83,000 of Series B Preferred Stock together with accrued dividends of $9,446, held by Sierra Trading Corp. into 66,030,614 shares of common stock.

During the six months ended March 31, 2016, the Company opted to convert 85,994 of Series B Preferred Stock together with accrued dividends of $8,562, held by Summit Trading Limited into 69,842,046 shares of common stock.

Pursuant to the terms of the Certificate of Designation of Series B Preferred Stock, redeemed shares are returned to the Company’s general designated pool of preferred stock.  As of March 31, 2016, there were 1,023,786 shares remaining of Series B Preferred Stock available for issue.

Common Stock- We are authorized to issue up to 5.4 billion shares of $0.001 par value common stock. Holders of our common stock are entitled to one vote for each share held of record on all matters submitted to a vote of the holders of our common stock. Subject to the rights of the holders of any class of our capital stock having any preference or priority over our common stock, the holders of shares of our common stock are entitled to receive dividends that are declared by our board of directors out of legally available funds. In the event of our liquidation, dissolution or winding up, the holders of our common stock are entitled to share ratably in our net assets remaining after payment of liabilities, subject to prior rights of preferred stock, if any, then outstanding. Our common stock has no preemptive rights, conversion rights, redemption rights, or sinking fund provisions, and there are no dividends in arrears or in default. All shares of our common stock have equal distribution, liquidation and voting rights and have no preferences or exchange rights.

Long-term incentive compensation plan - Our Long Term Incentive Compensation Plan (the “Plan"), as restated, was approved by shareholders in July 2014. The Plan is administered by our board of directors. In July 2014, shareholders also approved an automatic share reserve increase by an amount equal to ten (10%) percent of the common shares available for issuance under the Plan beginning on August 1, 2014, and on each August 1st of the next nine (9) years.  The aggregate number of shares available for issuance under the Plan is 393,250,000 as of March 31, 2016. We have granted stock options under the Plan to employees, members of our board of directors, advisors and consultants. No options have been exercised. Options are exercisable for ten years from date of grant.

The following table summarizes stock option activity for the six months ended March 31,2016:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at September 30, 2015	232,446,007	$0.00670
Granted	-	-
Exercised	-	-
Expired	(7,500)	6.67000
Forfeited	(6,150,000)	0.01215
Cancelled	-	-
Outstanding at March 31, 2016	226,288,507	$0.0053
Exercisable at March 31, 2016	223,983,507	$0.0053

As of March 31, 2016, the aggregate intrinsic value of options outstanding and options vested, representing the excess of the closing market price of our common stock over the exercise price, are both zero. As of March 31, 2016, we had $20,132 of total unrecognized compensation cost related to unvested options. Unrecognized compensation cost is to be recognized over 19 months with the majority to be recognized in the next fiscal year. We determine the value of share-based compensation using the Black-Scholes-Merton fair value option-pricing model.  There were no options granted during the six months ended March 31, 2016.

Warrants – At March 31, 2016, there were warrants outstanding for the purchase of 499,066,382 shares of our common stock at a weighted average exercise price of $0.006 per share.

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

During the three months ending March 31, 2016, we issued warrants to purchase 12,000,000, shares of common stock at an exercise price of $0.0016 per share and 13,000,000, shares of common stock at an exercise price of $0.0029 per share , to consultants in conjunction with  consulting agreements. The warrants vested 100% at the time of issuance.

The fair value of the warrants issued was calculated using the Black-Scholes-Merton model. Warrants outstanding at March 31, 2016 expire at various dates from May 2016 to June 2022. A summary of warrant activity during the six months ended March 31, 2016 follows:

Warrants Outstanding
Outstanding at September 30, 2015	477,542,486
Granted	27,000,000
Exercised	-
Cancelled	-
Expired	(5,476,104)
Outstanding at March 31, 2016	499,066,382

Note 7. Commitments and Contingencies

Lease - Our corporate offices and laboratory facilities were leased under a lease agreement amended in November 2011. Under the terms of the lease amendment, the term of the lease continued through October 31, 2013 at a monthly rent of $9,500, plus expenses. Our lease agreement provided for a month-to-month holdover status at the monthly rate of $9,500 plus operating expenses commencing November 1, 2013. The holdover status could be terminated by giving a two month notice to terminate. The facility was vacated during April  2016 and the lease was terminated.

Disputes with various vendors - Certain of our vendors have brought suits and/or obtained judgments in their favor regarding past due balances owed them by us. We have recorded these past due balances in liabilities in our condensed consolidated balance sheets at March 31, 2016 and September 30, 2015. We do not believe any loss in excess of amounts recorded that could arise would be material. We have not recorded any liabilities for finance charges or legal fees that could be applied by the vendors or lenders to these debts.

Note 8. Related Party Transactions

For purposes of these consolidated financial statements, Summit Trading Limited, Sierra Trading Corp, Green World Trust, and Clean Tech Investors, LLC, are considered related parties due to their beneficial ownership (shareholdings or voting rights) in excess of 5%, or their affiliate status, during the six months ended March 31, 2016 and 2015. All material transactions with these investors and other related parties for the six months ended March 31, 2016 and 2015, not listed elsewhere, are listed below.

During the six months ended March 31, 2016 and 2015, we recorded consulting expense in the amount of $66,000 each period, with Advanced Materials Advisory, LLC (“Advanced Materials”) for services by David Schmidt as Acting Principal Financial Officer. Advanced Materials is owned by David Schmidt, who was a Member of Neah's Board of Directors as of March 31 2016. The Company has account balances due to Advanced Materials of $224,900 and $170,139 at March 31, 2016 and September 30, 2015, respectively.

Note 9. Subsequent Events

From April 4, 2016 to May 12, 2016, Union Capital converted $54,000 of principal and interest of $1,536 into 113,053,710 shares of common stock in five installments under the Note described in note 5.

In April 2016 the Company entered into a $50,000 Convertible Redeemable Note with Union Capital LLC. The term of this note is one year and carries 8% interest. The note is convertible into common stock at the conversion price of 60% of the lowest trading price in the previous 20 days.

In April and May of 2016, the Company entered into a series of 6-month convertible notes, 8%, that are not allowed to exceed $500,000 in amount. Between April 1, 2016 and May 23, 2016 $186,965 of proceeds were received by the Company pursuant to these notes. The conversion price to be used for these convertible notes is:

The conversion price per share of Common Stock (the “Conversion Price”) shall be determined (on a pre-Qualified Financing basis) by: (i) calculating the percentage of the entire unpaid principal amount of this Note sought to be converted (the “Conversion Percentage”); (ii) multiplying the sum of Three Million (3,000,000.00) dollars by the Conversion Percentage (the “Conversion Value Amount”) ; (iii) then, multiplying the number of issued and outstanding Common Shares of the Company on the Conversion Date by the Conversion Percentage (the “Conversion Share Pool”), and; (iv) then, dividing the Conversion Value Amount by the Conversion Share Pool. For example, (i) if Holder seeks to convert fifty (50%) percent of Holder’s One Hundred Thousand ($100,000.00) dollar Note, Holder’s Conversion Percentage would be 50%; (ii) Holder would then multiply $3,000,000 by 50% and the Conversion Value Amount would be $1,500,000; (iii), then Holder would multiply the outstanding Common Shares, or 500,000,000 (for example) Common Shares, by 50%, the Conversion Percentage, to determine the Conversion Share Pool, or 250,000,000 Common Shares, and; (iv) then, Holder would divide $1,500,000, the Conversion Value Amount, by 250,000,000, the Conversion Share Pool, to determine the Conversion Price of $0.006 per Common Share. In the event that the Borrower consummates a Qualified Financing at a pre-money valuation of less than Three Million (3,000,000.00) dollars, for the purposes of determining the Conversion Price in this Section 1.2, such pre-money valuation (if lower than Three Million (3,000,000) dollars shall replace “Three Million (3,000,000.00) dollars” in Section 1.2(ii) above.

Between April 1, 2016  and May 17, 2016, 24,000 shares of Series B stock was sold for $24,000.

Substantially all the equipment and leasehold improvements of the Company were sold or scrapped by April 30, 2016. Net proceeds from the sale of equipment was over $30,000.

The Company entered into an agreement with a prospective customer to provide 100 batteries. A $10,000 deposit was received, with the balance of an additional $10,000 to be paid if seven prototype batteries pass tests and certification. Then the order would be completed for 100 units.

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview and Background

The following management’s discussion and analysis is intended to provide information necessary to understand our condensed consolidated financial statements and highlight certain other financial information, which in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition, and results of operations. In particular, the discussion is intended to provide an analysis of significant trends and material changes in our financial condition and operating results during the three and six months ended March 31, 2016, compared to the three and six months ended March 31, 2015. Operating results for the three and six months ended March 31, 2016 are not necessarily indicative of the results that may be expected for any future period. Investors should read the following discussion and analysis in conjunction with our audited financial statements and related notes for the year ended September 30, 2015.

We are engaged in the development and sale of renewable energy solutions using our direct methanol micro fuel cell technology, our reformer technology, and our PowerChip® rechargeable battery technology. This allows us to generate hydrogen using our Formira® reformer technology, use that hydrogen, or use methanol directly, using the PowerChip® fuel cell technology, and then store that energy using the PowerChip® battery. Furthermore, the high energy density of the PowerChip battery makes it a very well suited product for consumer and wearable applications, as well as large scale applications. We are developing solutions specifically targeted for the military, transportation vehicles, and portable electronics applications. Our long-lasting, efficient and safe power solutions include devices, such as notebook PCs, military radios, and other power-hungry computer, entertainment and communications products. We use a unique patented, silicon-based design for our micro fuel cells and our PowerChip® battery that create higher power densities and enables lighter-weight, smaller form-factors, and will potentially create more cost effective manufacturing and potentially lower product costs.

Our Formira HOD™, a reformer platform for direct on-site generation of hydrogen gas. Customers will be able carry a liquid with a better safety profile and generate hydrogen gas at point of use rather than carrying high pressure hydrogen gas cylinders. The hydrogen is designed to be consumed directly by a fuel cell, using either our PowerChip® silicon based fuel cell, or commercially available proton exchange membrane (PEM) fuel cells. We had also build a very low power, compact fuel cell, call the BuzzCell® , for integration with our BuzzBar® Suite, which is a solar, fuel cell, battery hybrid charging solution for consumers. More recently, we used our PowerChip silicon architecture to develop a rechargeable lithium battery, that has demonstrated high energy density, making it a very suitable product for consumer and wearable applications, as well as larger scale applications where the weight and / or the volume is critical, like automotive applications.

During the first quarter of our 2015 fiscal year, we have shipped five systems to the Defense Research and Development Organization (DRDO) of the Government of India, and have built multiple Formira reformer demonstrator units, that we are using for acquisition of customers, and to validate the technology. We have shipped over two hundred BuzzBar® units from our initial low rate initial production (LRIP), since introduction of the product. The lessons learned from our LRIP production, and feedback on the design, has been incorporated into the design of our next generation product, BuzzBar Gen3. We expect to start manufacturing and shipping BuzzBar Gen 3 on capitalization of the Company.

We currently are doing our battery development at a third party facility in Beaverton, OR, and the Company is primarily focused on the battery development at this time. We are using a variety of consultants for business development, who are located worldwide, and who are compensated based on commercial success.

We have an intellectual property portfolio consisting of 15 issued patents, 2 patent applications pending issuance, and 12 additional patent applications in process that are being developed and various trade secrets for our proprietary technology.  We use a unique, patented and award winning, silicon-based design for our Powerchip™ micro fuel cells that enable higher power densities, lower cost and compact form-factors. The PowerChip™ technology has been recognized for both its innovativeness and its application potential from noted sources including the 2012 ZINO Green finalist, the 2010 WTIA finalist, 2010 Best of What’s New Popular Science and other awards.

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

For the PowerChip™ technology, we are focusing our initial sales strategy on markets requiring anaerobic or low oxygen content environments, such as underwater, transportation, aerospace and military applications. This includes licensing with the Government of India,  We are also submitting grant applications for funding to various government agencies to further develop the fuel cell technology. We are focusing our Formira HOD® technology for providing power for various off-the-grid markets. This allows the consumer to use a safe, liquid source (Formira) which is then converted to hydrogen on demand (HOD), and the hydrogen is consumed by a fuel cell directly, eliminating the need to compress, store or distribute hydrogen, which has various costs, safety and other concerns.

Our product focus for fiscal 2016 is directed to completing the licensing with the Government of India, the commercialization of the Formira HOD, and the deployment of the battery technology for various consumer and commercial applications. We also are exploring manufacturing and licensing pathways for the BuzzBar Suite, and are in preliminary discussions with customers. The deployment of our business strategy has been delayed during 2016 by the availability of capital and our inability to raise sufficient capital to fund ongoing operations, sales and marketing and production. Assuming we are able to continue to obtain sufficient financing, we intend to focus on production and delivery of products to customers and sales efforts. We intend to continue to develop business relationships and demonstrate our technology to potential leading edge adopters.

Liquidity, Going Concern and Capital Resources

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of our Company as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The report of our auditors on our Consolidated Financial Statements for our fiscal year ended September 30, 2015 indicates that there is substantial doubt about our ability to continue as a going concern based upon our balance sheet, cash flows and liquidity position. We cannot provide assurance that we will obtain sufficient funds from financing or operating activities to support continued operations or business deployment. Our financial statements for the three and six months ended March 31, 2016 and 2015 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classifications of liabilities that may result from the outcome of this uncertainty.

Since inception, we have reported net losses, including losses of $4,363,574 and $3,831,809 during the years ended September 30, 2015 and 2014, respectively. We have reported a net loss of $1,377,057 during the six months ended March 31, 2016, and we expect losses to continue in the near future as we grow our operations. At March 31, 2016, we have a working capital deficit of  $1,919,173 and an accumulated deficit of $68,108,262.

During the past several years, we have funded our operations through sales of our common and preferred stock, short-term borrowings, and settlement of accounts payable by issuance of common stock. During the six months ended March 31, 2016, we have funded our operations through sales of our preferred stock and debt borrowings. In this regard, during the six months ended March 31, 2016, we raised net cash of $361,164 from our financing activities.

We require additional financing to execute our business strategy and to satisfy our near-term working capital requirements. Our operating expenses will use a significant amount of our cash resources. As of March 31, 2016, we had $511,108 in accounts payable. Our management seeks to obtain additional financing to fund future operations and to provide additional working capital to fund our business. Without additional funding, our cash is estimated to support our operations through June 2016. We cannot provide assurance that we will obtain sufficient funds from financing or operating activities to support continued operations or business deployment. Without the needed funding or adequate cash flow from operations, we may be forced to curtail our development or cease our operations altogether, which may include seeking protection under the bankruptcy laws.

Recent Financing Activities

During the six months ended March 31, 2016, the Company sold 73,779 Series B preferred shares to Summit Trading Ltd, for the purchase price of $73,779 pursuant to the terms of seven separate Securities Purchase Agreements.

During the six months ended March 31, 2016, the Company sold 89,875 Series B preferred shares to Sierra Trading Corp, for the purchase price of $89,875 pursuant to the terms of nine separate Securities Purchase Agreements.

During the three months ended December 31, 2015, Neah Power Systems received an initial payment of $30,000 on a Convertible Promissory Note with JMJ Financial, a Nevada sole proprietorship in the amount of up to $250,000 10% Original Issue Discount (“OID”) dated October 28, 2015.

During the three months ended December 31, 2015, the Company issued a convertible promissory note to Union Capital LLC and received net cash proceeds of $100,010 under the terms of a convertible promissory note in the principal amount of $170,250 which includes legal expenses in the amount of $70,240.46, together with the issuance of a replacement note in the amount of $388,427.77, which retires the Company’s previous note obligations to Inter-Mountain Capital Corporation LLC.

During the three months ended March 31, 2016, the Company issued a convertible redeemable note to Union Capital, LLC in the principal amount of $28,000. The proceeds of the note were used to pay legal and finance costs associated with the note of $2,000, $25,000 was used to a consultant of the Company to pay for services leaving $1,000 net proceeds to the Company.

During the three months ended March 31, 2016, the Company issued a convertible redeemable note to Union Capital, LLC in the principal amount of $50,000. A portion of the proceeds of the note was used to pay legal and finance costs associated with the note of $7,500, and the Company received net cash proceeds of $42,500.

Results of Operations

                  For the three and six months ended March 31, 2016, compared to the three and six months ended March 31, 2015;

We recorded no revenue or cost of revenue for the three and six months ended March 31, 2016, as compared to recorded revenues of $6,008 and cost of revenues of $3,186 for the three months ended March 31, 2015, and revenues of $185,269 and cost of revenues of $11,544 for the six months ended March 31, 2015 due primarily to revenues from a customer purchase order contract for proof of concept trial fuel cells, in addition to some revenues from direct consumer sales.

Research and development expenses (“R&D”) consist primarily of salaries and other personnel-related expenses, facilities costs, and other laboratory and research related expenses. Total R&D costs for the three months ended March 31, 2016 decreased $87,493 to $160,879 from $248,372 in the three months ended March 31, 2015 and decreased $441,096 to $222,378 from $663,474 in the six months ended March 31, 2016 as compared to the same period in 2015. The three month decrease was primarily due to decreases in salaries of $101,025, offset by an increase of project expenses of $13,532.   The six month decrease was primarily due to decreases in salaries of $250,124, and a decrease of project expenses of $190,972.

Marketing and sales expenses (“Marketing”) consist primarily of salaries and other personnel-related expenses, marketing, patent expenses, public relations consultants, and other related expenses to market products and prepare for placement of product into market. Total Marketing costs for the three months ended March 31, 2016 decreased by $154,925, to $219,203 from $374,128 in the three months ended March 31, 2015 and decreased by $142,962 to $418,551 from $561,513 in the six months ended March 31, 2016 as compared to the same period in 2015.  The three month decrease was primarily due to a decrease in Marketing salaries, wages, benefits and stock compensation of $95,188 to $28,533 from $123,721, and an decrease in business development consultants, patent expense, public relations consultants, travel and other related expenses of $59,737 to $190,670 from $250,407.  The six month decrease was primarily due to a decrease in Marketing salaries, wages, benefits and stock compensation of $178,437 to $58,218 from $236,655, offset by an increase in business development consultants, patent expense, public relations consultants, travel and other related expenses of $35,475 to $360,333 from $324,858.

General and administrative expenses (“G&A”) consist primarily of salaries and related expenses for our management, finance and related personnel, professional fees, such as accounting and legal, corporate insurance and facilities costs, and non-employee members of our board of directors. G&A expenses decreased $47,727 to $151,103 from $198,830 in the three months ended March 31, 2016 and decreased $189,402 to $303,247 from $492,649 in the six months ended March 31, 2016 compared to same periods in 2015. The decrease in G&A expense in the three months ended March 31, 2016 compared with the same period in 2015 and the decrease in G&A expense in the six months ended March 31, 2016 compared with the same period in 2015 was primarily due to the following:

•       An increase in board compensation of $100 to $18,051 from $17,951 for the three months period ended March 31, 2016 compared to the same period in 2015. A decrease in board compensation of $2,255 to $36,102 from $38,357 for the six months period ending March 31, 2016 compared to the same period in 2015.

•       A decrease in stock option compensation of $22,282 to $0 from $22,282 for the three months period ended March 31, 2016 compared to the same period in 2015. A decrease in stock option compensation of $67,294 to $0 from $67,294 for the six months period ending March 31, 2016 compared to the same period in 2015.

•       A decrease in salaries expense of $15,764 to $14,267 from $30,031 for the three months period ended March 31, 2016 compared to the same period in 2015. A decrease in salaries expense of $33,266 to $31,290 from $64,556 for the six months period ending March 31, 2016 compared to the same period in 2015.

•       A decrease in professional services of $23,545 to $94,353 from $117,898 for the three months period ended March 31, 2016 compared to the same period in 2015.  A decrease in professional services of $99,949 to $203,140 from $303,089 for the six months period ending March 31, 2016 compared to the same period in 2015.

•       An increase in facility cost of $826 to $4,519 from $3,693 for the three months period ended March 31, 2016 compared to the same period in 2015. An increase in facility cost of $108 to $8,172 from $8,064 for the six months period ending March 31, 2016 compared to the same period in 2015.

•       An increase in other expenses of $12,938  to $19,913 from $6,975 for the three months period ended March 31, 2016 compared to the same period in 2015. An increase in other expenses of $13,254 to $24,543 from $11,289 for the six months period ending March 31, 2016 compared to the same period in 2015.

Interest expense decreased by $45,323 to $191,505 from $236,828 for the three months period ended March 31, 2016 compared to the same period in 2015. Interest expense increased by $226 to $293,690 from $293,464 for the six months period ended March 31, 2016 compared to the same period in 2015. The decrease is due to a reduction in amortization of additional debt discount related to new debt issued during the three month period ending March 31, 2016, compared to the debt discount expensed during the same period in 2015.

Financing costs decreased $49,761 to $11,096 from $60,857 for the three months period ended March 31, 2016 compared to the same period in 2015. Financing costs increased by $115,169 to $189,151 from $73,982 for the six months period ended March 31, 2016 compared to the same period in 2015. The decrease in financing costs for the three months ending March 31, 2016, is due to the small increase in debt that occurred during that time period. The increase in financing costs for the six months ending March 31, 2016 compared to the same period in 2015 was due to the acceleration of expensing deferred financing costs of notes being paid off during the time period in 2016.

Gain on sale of equipment increased $15,075 to $16,075 from $1,000 during the three months ended March 31, 2016 compared to the same period in 2015. Gain on sale of equipment increased $16,921 to $30,421 from $13,500 during the six months ended March 31, 2016, compared to the same period in 2015. Main reason for increase is due to increase of equipment available for sale during the periods ending in 2016, as office/lab to be closed in April 2016.

Gain on extinguishment of liabilities increased by $3,480 and $19,539 for the three and six months ended March 31, 2016, respectfully, compared to zero, recorded in the same periods in 2015. The increase was primarily due to a gain related to the extinguishing of liabilities.

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

Off-Balance Sheet Arrangements

As of March 31, 2016 we did not have any off-balance sheet arrangements.

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

Our management, with the participation of our chief executive officer and acting principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. Based upon that evaluation, our Chief Executive Officer and Acting Principal Financial Officer concluded that our disclosure controls and procedures were not effective for gathering, analyzing and disclosing the information that we are required to disclose in reports filed under the Securities Exchange Act of 1934, as amended.  In performing the assessment for the quarter ended March 31, 2016, our management concluded that our disclosure controls and procedures were not effective to accomplish the foregoing, due to the material weakness in internal control over financial reporting that was first identified in 2008 and was most recently described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2015.

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

As of March 31, 2016 we remained a party to certain judgments and legal actions related to failure to pay outstanding invoices on Accounts Payable, which is included in our financial statements as Accounts Payable. We continue to work with these vendors to negotiate and settle these debts, based on available cash resources.

Item 1A.                Risk Factors.

Investors should carefully consider the risk factors set forth in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2015 which could materially affect our business, financial position and results of operations.

Item 2.                   Unregistered Sales of Equity Securities and Use of Proceeds.

The information below lists all of the securities we sold during the three months ended March 31, 2016, which were not registered under the Securities Act, including all sales of reacquired securities, as well as new issues, securities issued in exchange for property, services, or other securities, and new securities resulting from the modification of outstanding securities. No underwriting discounts or commissions were incurred in connection with any of the following transactions except as noted below. Each of the transactions was conducted as a private placement, without the use of any general solicitation, and was exempt from registration under Section 4(a)(2) of the Securities Act.

•       During the quarter ended March 31, 2016, the Company sold 19,619 Series B preferred shares to Summit Trading Ltd, for the purchase price of $19,619 pursuant to the terms of three separate Securities Purchase Agreements.

•       During the quarter ended March 31, 2016, the Company sold 28,590 Series B preferred shares to Sierra Trading Corp, for the purchase price of $28,590 pursuant to the terms of three separate Securities Purchase Agreements.

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

NEAH POWER SYSTEMS, INC.

Dated: May 23, 2016	By:	/s/ GERARD C. D’COUTO
Gerard C. D’Couto
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 23, 2016	By:	/s/ JEFFREY MAY
Jeffrey May
Chief Financial Officer and Principal Financial Officer

Exhibit Index
No.	Description	Incorporation By Reference

4.1	Amendment of Certificate of Designation of Series B Preferred Stock	Filed as an Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on March 4, 2015 and incorporated herein by reference
4.2	Amendment of Certificate of Designation of Series B Preferred Stock	Filed as an Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on July 16, 2015 and incorporated herein by reference
10.48	Form of Securities Purchase Agreement with Summit Trading Ltd.	Filed as Exhibit 10.47 with Form 10-Q on May 15, 2014, and incorporated by reference herein
10.49	Form of Securities Purchase Agreement and Warrant agreement with John P. de Neufville.	Filed as Exhibits 10.1 and 10.2 with Form 8-K on June 13, 2014, and incorporated by reference herein
10.50	Form of Securities Purchase Agreement and Secured Promissory Note for Inter-Mountain Capital Corporation, LLC	Filed as Exhibits 10.1 and 10.2 with Form 8-K on May 13, 2014, and incorporated by reference herein
10.51	Form of Global Amendment for Inter-Mountain Capital Corporation, LLC	Filed as Exhibit 10.15 with Form 10-K on December 23, 2014 and incorporated by reference herein
10.52	Form of Six Month Convertible Promissory Note with Rich Niemiec.	Filed as Exhibit 10.15 with Form 10-K on December 23, 2014 and incorporated by reference herein
10.53	Form of Warrant Agreement with Rich Niemiec	Filed as Exhibit 10.15 with Form 10-K on December 23, 2014 and incorporated by reference herein
10.54	Form of Merger Agreement with Shorai, Inc.	Filed as Exhibit 10.1 with Form 8-K on January 8, 2015 and incorporated by reference herein
10.55	Amendment to agreement and plan of merger with Shorai, Inc.	Filed as an Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on March 4, 2015 and incorporated herein by reference
10.56	Second amendment to agreement and plan of merger with Shorai, Inc.	Filed as an Exhibit to the Registrant's Current Report on Form 8-K filed on April 20, 2015 and incorporated herein by reference
10.57	Third amendment to agreement and plan of merger with Shorai, Inc.	Filed as an Exhibit to the Registrant's Current Report on Form 8-K filed on May 22, 2015 and incorporated herein by reference
10.58	Fourth amendment to agreement and plan of merger with Shorai, Inc.	Filed as an Exhibit to the Registrant's Current Report on Form 8-K filed on June 17, 2015 and incorporated herein by reference
10.59	Fifth amendment to agreement and plan of merger with Shorai, Inc.	Filed as an Exhibit to the Registrant's Current Report on Form 8-K filed on July 20, 2015 and incorporated herein by reference
10.60	Form of Securities Purchase Agreement and Secured Promissory Note for Inter-Mountain Capital Corporation, LLC	Filed as Exhibits 10.2 and 10.3 with Form 8-K on June 22, 2015, and incorporated by reference herein
10.61	Form of Warrant for certain Board Members and Management of the registrant Neah Power Systems, Inc.	Filed as Exhibit 99.1 with Form 8-K on September 11, 2015, and incorporated by reference herein
10.62	Form of Convertible Promissory Note with JMJ Financial	Filed as Exhibit 10.3 with Form 8-K on November 10, 2015, and incorporated by reference herein
10.63	Form of DEF 14A Proxy Solicitation Consent	Filed on Form DEF 14A on December 10, 2015, and incorporated by reference herein
10.64	Form of Securities Purchase Agreement and Convertible Promissory Note and Replacement Convertible Promissory Note for Union Capital LLC	Filed as Exhibits 10.1, 10.2 and 10.3 with Form 8-K on December 18, 2015, and incorporated by reference herein

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.	Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer.	Filed herewith.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 per Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*   XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.