Form 10-Q
period 2016-06-30
NEAH POWER SYSTEMS, INC.
filed 2016-08-22
CIK 1162816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting Company ☒

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 12, 2016
Common Stock, $0.001 par value	_____________2,251,588,398_____

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

PART 1 - FINANCIAL INFORMATION

Item 1.                   Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS June 30, 2016 and September 30, 2015 (Unaudited)

ASSETS
	June 30, 2016	September 30, 2015

Current Assets
Cash & cash equivalents	$134,864	$4,737
Restricted cash	10,000	10,000
Note receivable, net of allowance for uncollectable accounts of $52,347	-	-
Prepaid expenses and other current assets	57,796	63,696
Deferred loan fees	35,569	142,061
Total current assets	238,229	220,494

Property and equipment, net	51,675	70,203
Total assets	$289,904	$290,697

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$735,758	$344,484
Accrued compensation and related expenses	721,568	719,540
Other liabilities	31,914	98,583
Notes payable and accrued interest, net of discount of $73,600 and $72,255, respectively	856,611	860,825
Total current liabilities	2,345,851	2,023,432

Long term liabilities
Notes payable, net of discount of $274,678 and $0 respectively	94,000	-
Total Liabilities	2,439,851	2,023,432

COMMITMENTS AND CONTINGENCIES (SEE NOTE 7)
Stockholders' deficit
Preferred stock
$0.001 par value: 5,000,000 shares authorized
Series B convertible: 2,222,022 shares designated, 1,222,236 and 1,203,576 shares issued and outstanding, respectively	1,222	1,204
Common stock
$0.001 par value, 5,400,000,000 shares authorized, 1,973,445,087 and 1,286,829,462 shares issued and outstanding, respectively	1,973,445	1,286,829
Additional paid-in-capital	64,388,139	63,710,437
Accumulated deficit	(68,512,753)	(66,731,205)
Total stockholders' deficit	(2,149,947)	(1,732,735)
Total liabilities and stockholders' deficit	$289,904	$290,697

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS For the three and nine months ended June 30, 2016 and 2015 (Unaudited)
	For the three months ended June 30,		For the nine months ended June 30,
	2016	2015	2016	2015

Revenues	-	$10,804	-	$196,073
Cost of revenues	-	196	-	11,740
Gross profit	-	10,608	-	184,333
Operating expenses
Research and development expense	78,356	203,194	300,734	866,669
Marketing and sales	105,371	373,354	523,922	934,867
General and administrative expense	84,722	235,810	387,969	728,460
Total operating expenses	268,449	812,358	1,212,625	2,529,996
Loss from operations	(268,449)	(801,750)	(1,212,625)	(2,345,663)
Other income (expense)
Financing costs	(11,096)	(61,204)	(200,247)	(135,186)
Interest expense	(188,819)	(269,582)	(482,509)	(563,041)
Gain on sale of equipment	30,250	-	60,671	13,500
Gain on extinguishment of liabilities, net	33,623	-	53,162	-
Other	-	-		(6,300)
Net loss	$(404,491)	$(1,132,536)	$(1,781,548)	$(3,036,690)
Net loss per share
Basic and diluted loss per common share	$-	$-	$-	$-

Weighted average shares used to compute net income (loss) per share
Basic and diluted weighted average common shares outstanding	1,771,428,993	1,171,179,901	1,550,898,807	1,060,777,052

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS For the nine months ended June 30, 2016 and 2015 (Unaudited)
	For the nine months ended June 30,
	2016	2015

Cash flows from operating activities:
Net loss	$(1,781,548)	$(3,036,690)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	17,701	16,981
Amortization of debt discount	413,988	524,211
Expense from financing costs paid in equity and debt issuance	187,232	52,040
Stock-based compensation expense from options, warrants, and shares issued for services	176,518	469,813
Gain on extinguishment of liabilities, net	(53,162)
Gain on sale of equipment	(60,671)	(13,500)
Other	-	6,300
Changes in operating assets and liabilities
Prepaid expenses and other current assets	5,899	116,495
Accounts payable	263,785	6,467
Accrued compensation and related expense	172,168	79,111
Accrued interest and other liabilities	11,101	19,450
Net cash used in operating activities	(646,989)	(1,759,322)
Cash flows from investing activities
Proceeds from sale of equipment	61,497	13,500
Purchase of fixed assets	-	(4,500)
Net cash provided by investing activities:	61,497	9,000
Cash flows from financing activities:
Proceeds from notes payable, net	916,393	902,500
Proceeds from sale of preferred stock	187,654	570,712
Principal payments on notes payable	(388,428)	(68,132)
Net cash provided by financing activities	715,619	1,405,080
Net change in cash and cash equivalents	130,127	(345,242)
Cash and cash equivalents, beginning of period	4,737	475,135
Cash and cash equivalents, end of period	$134,864	$129,893
Supplemental cash flow information
Cash paid for interest	$5,976	$1,243
Cash paid for income taxes	$-	$-
Noncash investing and financing activities
Shares and Warrants issued in connection with settlement of liabilities and conversion of convertible notes	$310,152	$452,343
Discount (including beneficial conversion feature) on notes payable	$690,011	$607,063
Warrants issued as a loan fee	$-	$288,712

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT For the nine months ended June 30, 2016 (Unaudited)
	Preferred stock						Total Stockholders' Deficit
	Series B Preferred Stock		Common stock		Additional paid-in capital	Accumulated Deficit
	Shares	Amount	Shares	Amount
Balances at September 30, 2015	1,203,576	$1,204	1,286,829,462	$1,286,829	$63,710,437	$(66,731,205)	$(1,732,735)
Issuance of common stock on conversion of notes payable			539,981,871	539,982	(229,829)		310,153
Issuance of warrants, options and stock for services			10,761,094	10,761	165,757		176,518
Issuance of Series B Preferred Stock	187,654	187			187,467		187,654
Conversion of Series B Preferred Stock to common stock	(168,994)	(169)	135,872,660	135,873	(135,704)		0
Beneficial conversion feature on convertible debt issued					690,011		690,011
Net loss for the nine months ended June 30, 2016						(1,781,548)	(1,781,548)
Balances at June 30, 2016	1,222,236	$1,222	1,973,445,087	$1,973,445	$64,388,139	$(68,512,753)	$(2,149,947)

See Notes to Condensed Consolidated Financial Statements

NEAH POWER SYSTEMS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended June 30, 2016 and 2015 respectively.

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

Our Formira HOD™, a reformer platform for direct on-site generation of hydrogen gas. Customers will be able carry a liquid with a better safety profile and generate hydrogen gas at point of use rather than carrying high pressure hydrogen gas cylinders. The hydrogen is designed to be consumed directly by a fuel cell, using either our PowerChip® silicon based fuel cell, or commercially available proton exchange membrane (PEM) fuel cells. We had also build a very low power, compact fuel cell, call the BuzzCell®, for integration with our BuzzBar® Suite, which is a solar, fuel cell, battery hybrid charging solution for consumers. More recently, we used our PowerChip silicon architecture to develop a rechargeable lithium battery, that has demonstrated high energy density, making it a very suitable product for consumer and wearable applications, as well as larger scale applications where the weight and / or the volume is critical, like automotive applications.

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

Note 2.   Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements. The accompanying unaudited financial information should be read in conjunction with the audited consolidated financial statements, including the notes thereto, as of and for the fiscal year ended September 30, 2015, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 13, 2016. The information furnished in this Report reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of our consolidated financial position, results of operations and cash flows for each period presented. The results of operations for the interim period ended June 30, 2016 may not be indicative of future results.

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

Fair value of financial instruments

The carrying value of cash and cash equivalents approximate their fair value (determined based on level 1 inputs in the fair value hierarchy) based on the short-term nature of these financial instruments. The carrying values of the note receivable and notes payable and accrued interest approximate their fair value (determined based on level 3 inputs in the fair value hierarchy) because effective interest rates approximate market interest rates.

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

In February 2016, FASB issued Accounting Standards Update No. 2016-02, Leases: Topic 842 (ASU 2016-02) that replaces existing lease guidance. The new standard is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet. Under the new guidance, leases will continue to be classified as either finance or operating, with classification affecting the pattern of expense recognition in the Consolidated Statements of Operations. Lessor accounting is largely unchanged under ASU 2016-02. Adoption of ASU 2016-02 is required for fiscal reporting periods beginning after December 15, 2018, including interim reporting periods within those fiscal years with early adoption being permitted. The new standard is required to be applied with a modified retrospective approach to each prior reporting period presented with various optional practical expedients. The Company is currently evaluating the statements potential impact of the pending adoption of ASU 2016-02 on its consolidated financial statements.

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

Note 3.   Going concern

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of our Company as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The report of our auditors on our Consolidated Financial Statements for our fiscal year ended September 30, 2015 indicates that there is substantial doubt about our ability to continue as a going concern based upon our balance sheet, cash flows and liquidity position. We cannot provide assurance that we will obtain sufficient funds from financing or operating activities to support continued operations or business deployment. Our financial statements for the nine months ended June 30, 2016 and 2015 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classifications of liabilities that may result from the outcome of this uncertainty.

Since inception, we have reported net losses, including losses of $4,363,574 and $3,831,809 during the years ended September 30, 2015 and 2014, respectively.  We have reported a net loss of $1,781,548 during the nine months ended June 30, 2016, and we expect losses to continue in the near future as we grow our operations. At June 30, 2016, we have a working capital deficit of $2,107,622 and an accumulated deficit of $68,512,753.

During the past several years, we have funded our operations through sales of our common and preferred stock, short-term borrowings, long term borrowing and settlement of accounts payable by issuance of common stock. During the nine months ended June 30, 2016, we have funded our operations through sales of our preferred stock and debt borrowings. In this regard, during the nine months ended June 30, 2016, we raised net cash of $715,619 from our financing activities.

We require additional financing to execute our business strategy and to satisfy our near-term working capital requirements. Our operating expenses will use a significant amount of our cash resources.  As of June 30, 2016, we had $735,758 in accounts payable. Our management seeks to obtain additional financing to fund future operations and to provide additional working capital to fund our business. Without additional funding, our cash is estimated to support our operations through October 2016. We cannot provide assurance that we will obtain sufficient funds from financing or operating activities to support continued operations or business deployment. Without the needed funding or adequate cash flow from operations, we may be forced to curtail our development or cease our operations altogether, which may include seeking protection under the bankruptcy laws.

Note 4.    Net Loss per Share

Basic and diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. All common stock equivalents are excluded as the effect would be anti-dilutive due to our net losses. The following numbers of shares have been excluded from net loss per share computations for the nine months ended June 30, 2016 and 2015, respectively:

	2016	2015
Convertible Series B Preferred Stock	3,972,267,000	349,793,123
Convertible debt	3,261,151,832	224,524,739
Common stock options	226,288,507	239,596,007
Common stock purchase warrants	498,897,551	272,176,547

All of the convertible preferred stock issued is convertible solely at the Company’s option.  While exercisable, all of the common stock options exercise prices exceed the current market price for common stock.

Note 5.   Notes Payable

Notes payable and accrued interest consisted of the following at June 30, 2016 and September 30, 2015:

	June 30, 2016	September 30, 2015

Convertible debentures	$1,207,133	$888,510
Accrued interest	91,756	44,570
Debt discount	(348,278)	(72,255)
	$950,611	$860,825

Convertible Promissory Notes Payable – Inter Mountain

On May 7, 2014 we received an initial payment on a May 5, 2014 Securities Purchase Agreement with Inter-Mountain Capital Corporation LLC (“Inter-Mountain”), for the sale of a 5% Secured Convertible Promissory Note in the principal amount of $832,500, which included legal expenses in the amount of $7,500 and a $75,000 original issue discount, for net proceeds of $750,000, consisting of $450,000 paid in cash at closing in May 2014 with the remaining amount of $300,000 funded in March 2015.  The outstanding balance of this note in our consolidated balance sheets at June 30, 2016 and September 30, 2015, is zero and $231,010, respectively. The note bore interest at the rate of 5% per annum.  All interest and principal was to be repaid on or prior to October 7, 2015. The note, as amended, was convertible into common stock at the lesser of $0.05 per share or 75% (the “Conversion Factor”) of the average of the three (3) lowest VWAPs in the twenty (20) Trading Days immediately preceding the applicable Conversion (the “Market Price”), provided that if at any time the average of the three (3) lowest VWAPs in the twenty (20) Trading Days immediately preceding any date of measurement is below $0.01, then in such event the Conversion Factor shall be reduced to 70% for all future Conversions. The Company had the option to prepay the note at the rate of 125%.

.

We recorded beneficial conversion feature in the amount of $76,706 for the funding paid at initial closing in May of 2014, and an additional $135,178 for the two secured promissory notes funded in March 2015. During the nine months ended June 30, 2016 and 2015, we have amortized $5,024 and $120,348, respectively to interest expense in our condensed consolidated statements of operations. During the nine months ended June 30, 2016, the Company opted to convert $78,750 of principal and interest into 60,458,806 shares of common stock. On conversion, we recorded a reduction to accrued interest of $2,692, and a reduction to notes payable in the amount of $76,058.

On June 17, 2015 we received an initial payment on a June 16, 2015 Securities Purchase Agreement with Inter-Mountain, for the sale of a 5% Secured Convertible Promissory Note in the principal amount of $832,500, which included legal expenses in the amount of $7,500 and a $75,000 original issue discount, for net proceeds of $750,000, consisting of $150,000 paid in cash at closing and four secured promissory notes payable to the Company, aggregating $600,000, bearing interest at the rate of 5% per annum.  On July 31, 2015 one of the secured promissory notes was partially paid and the company received $50,000 and that note has a $100,000 remaining balance.  The net value of these notes on our consolidated balance sheets at September 30, 2015 and June 30, 2016, was $227,500 and zero, respectively. The note bore interest at the rate of 5% per annum.  All interest and principal was to be repaid on or prior to September 15, 2016. The note was convertible into common stock at the lesser of $0.05 per share or 75% (the “Conversion Factor”) of the average of the three (3) lowest VWAPs in the twenty (20) Trading Days immediately preceding the applicable Conversion (the “Market Price”), provided that if at any time the average of the three (3) lowest VWAPs in the twenty (20) Trading Days immediately preceding any date of measurement is below $0.01, then in such event the Conversion Factor shall be reduced to 70% for all future Conversions.  The Company had the option to prepay the note at the rate of 125%.

We recorded beneficial conversion feature in the amount of $95,056 for this note during the year ended September 30, 2015. During the nine months ended June 30, 2016 and June 30, 2015, we have amortized $67,231 and $3,863, respectively, to interest expense in our condensed consolidated statements of operations.

These notes were purchased in full in the amount of $388,427.77 by Union Capital LLC on December 16, 2015 (see below).  As of June 30, 2016 the Company no longer has a liability to Inter-Mountain Capital Corporation.

Convertible Promissory Note – Rich Niemiec

In December 2014, we issued a convertible promissory note to Rich Niemiec in the amount of $400,000 and warrants to purchase 50,000,000 shares of our common stock at the price of $0.008 per share, subject to adjustment, for proceeds of $400,000. The note is interest bearing at a rate of 10% per annum and had a maturity date of June 18, 2015. The Conversion Price per share of Common Stock shall be the lower of (A) the 10-day trailing volume weighted average price of the Borrower’s Common Stock, calculated at time of conversion, or (B) $0.008 (“Fixed Price Component”) subject to adjustment.  The Fixed Price Component of the Conversion Price will be subject to adjustments during the period that the Note is outstanding. Each adjustment shall be at the Holder’s election, using the 10-day trailing volume weighted average bid price of the Borrower’s Common Stock at the time of such election (the “New Reference Price”). If the New Reference Price is less than the existing Fixed Price Component of the Conversion Price, then the New Reference Price shall be used as the new Fixed Price Component of the Conversion Price subject to a floor of $0.003 per share.  This convertible promissory note is senior to all existing debt of the Borrower and is subordinate to any future line of credit backed by the Borrower’s accounts receivable and inventory. This convertible note is un-perfected but secured by the assets of the Borrower.  Such security interest will be affected upon an Event of Default.  The Company recorded a debt discount related to the value of the warrants in the amount of $208,000.  The debt discount amount recorded related to the warrants was determined based on the relative fair value of the note payable and the warrants. The fair value of the warrants was determined using the Black-Scholes-Merton model.  The Company also recorded a debt discount related to a beneficial conversion feature in the amount of $192,000 for this note. The total debt discount of $400,000 was fully amortized to interest expense in our consolidated statement of operations during the nine months ended June 30, 2015.

On June 19, 2015, the Company opted for an automatic extension of the maturity date of the Note of six months to December 19, 2015 under the terms of the original agreement. Per these terms, the interest rate increased from 10% per annum to 18% on the outstanding principal balance, and the Company issued a warrant to purchase an additional 52,493,151 shares of common stock at an exercise price of $0.008 per share, pursuant to the terms of the agreement. The fair value of the warrant of $288,712 was determined using the Black-Sholes-Merton model was being amortized to expense over the amended term of the debt with $128,315 and $16,000 amortized to financing costs in our condensed consolidated statements of operations for the nine months ended June 30, 2016 and 2015 respectively. The Company is currently in discussions with the lender to extend or modify repayment terms.

Convertible Promissory Notes Payable – JMJ Financial

On November 4, 2015 we received an initial payment of $30,000 on a Convertible Promissory Note with JMJ Financial, a Nevada sole proprietorship. The note is for an amount of up to $250,000 10% Original Issue Discount (“OID”) dated October 28, 2015. The Note is interest free if repaid within 90 days of the effective date, otherwise a one-time interest charge of 12% shall be applied to the principal balance in addition to the 10% OID. The note was not repaid within 90 days and therefore incurs interest. The maturity date is two years from the effective date of each payment.  The note is convertible into common stock at the price lesser of $0.0026 per share or 63% of the lowest trade price in the 25 trading days previous to the conversion.

We recorded beneficial conversion feature in the amount of $20,000 for this note during the nine months ended June 30, 2016. During the nine months ended June 30, 2016, we have amortized $20,000 to interest expense in our condensed consolidated statements of operations.

This note, has been fully converted to stock by election of note holder. During the nine months ended June 30, 2016, 122,148,135 shares of stock were issued to the note holder, paying off the principal balance of $30,000 and accrued interest of $7,333.

December 2015 Convertible Promissory Notes Payable – Union Capital

On December 17, 2015 we received proceeds from Union Capital LLC, for the issuance of a 8% Convertible Promissory Note in the principal amount of $170,250 which includes legal expenses in the amount of $70,240.  In conjunction with the transaction, Union Capital LLC retired the Company’s debt obligation to Inter-Mountain Capital LLC in full and we issued a replacement note to Union Capital LLC in the amount of $388,428.

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

We recorded beneficial conversion feature in the amount of $558,678 for these notes during the nine months ended June 30, 2016. During the nine months ended June 30, 2016, we have amortized $284,000 to interest expense in our condensed consolidated statements of operations.

During the nine months ended June 30, 2016, Union Capital opted to convert $190,000 of principal and $4,069 of interest into 357,374,930 shares of common stock. On conversion, we recorded a reduction to accrued interest of $4,069 and a reduction to notes payable in the amount of $190,000.

February 3, 2016 Convertible Note Payable – Union Capital

On February 3, 2016, we received proceeds from Union Capital LLC, for the issuance of an 8% Convertible Redeemable Note in the principal amount of $28,000, which includes legal expenses in the amount of $2,000.

The note bears interest at the rate of 8% per annum on the unpaid principal balance.  All interest and principal must be repaid on or prior to February 3, 2017.  The note and interest are convertible into common stock at the price of sixty percent (60%) of the lowest trading price in the prior 20 trading days before conversion. The Company had the option to prepay the $28,000 note at the rate of 120% of the face amount plus any accrued interest if repaid within the first 60 days.  If the note is prepaid after 60 days after the issuance date, but less than 121 days after the date of issuance, then the Company can prepay the note at 135% of the face amount plus any accrued interest.   If the note is prepaid after 120 days after the issuance date, but less than 180 days after the date of issuance, then the Company can prepay the note at 140% of the face amount plus any accrued interest.  This note may not be prepaid after the 6th month anniversary

We recorded beneficial conversion feature in the amount of $28,000 for this note during the nine months ended June 30, 2016. During the nine months ended June 30, 2016, we have amortized $11,665 to interest expense in our condensed consolidated statements of operations.

February 23, 2016 Convertible Note Payable – Union Capital

On February 23, 2016, we received proceeds from Union Capital LLC, for the issuance of an 8% Convertible Redeemable Note in the principal amount of $50,000, which includes legal expenses in the amount of $2,500 and financing fees of $5,000.

The note bears interest at the rate of 8% per annum on the unpaid principal balance.  All interest and principal must be repaid on or prior to February 23, 2017.  The note and interest are convertible into common stock at the price of sixty percent (60%) of the lowest trading price in the prior 20 trading days before conversion. The Company had the option to prepay the $50,000 note at the rate of 120% of the face amount plus any accrued interest if repaid within the first 60 days.  If the note is prepaid after 60 days after the issuance date, but less than 121 days after the date of issuance, then the Company can prepay the note at 135% of the face amount plus any accrued interest.  If the note is prepaid after 120 days after the issuance date, but less than 180 days after the date of issuance, then the Company can prepay the note at 140% of the face amount plus any accrued interest.  This note may not be prepaid after the 6th month anniversary

We recorded beneficial conversion feature in the amount of $50,000 for this note during the nine months ended June 30, 2016. During the nine months ended June 30, 2016, we have amortized $17,710 to interest expense in our condensed consolidated statements of operations.

April 01, 2016 Convertible Note Payable – Union Capital

On April 2016, we received proceeds from Union Capital LLC, for the issuance of a 8% Convertible Redeemable Note in the principal amount of $50,000, which includes legal expenses in the amount of $2,500 and financing fees of $5,000.

The note bears interest at the rate of 8% per annum on the unpaid principal balance.  All interest and principal must be repaid on or prior to April 01, 2017. The note and interest are convertible into common stock at the price of sixty percent (60%) of the lowest trading price in the prior 20 trading days before conversion.

The note may be prepaid with the following penalties: if the note is paid within 60 days of issuance date, then it can be paid off at 120% of the face amount plus any accrued interest, if the note is paid after 60 days after the date of issuance but less than 121 days after the issuance date, then the note can be paid off at 135% of face plus any accrued interest, if the note is paid off after 120 days after the issuance date but less than 180 days after the issuance date, then the note can be paid off at 140% of the face amount plus any accrued interest.  This note cannot be prepaid after the 6th month anniversary.

We recorded beneficial conversion feature in the amount of $33,333 for this note during the nine months ended June 30, 2016. During the nine months ended June 30, 2016, we have amortized $8,358 to interest expense in our condensed consolidated statements of operations.

Six-Month Convertible Promissory Notes

A series of six month notes were issued for bridge funding during the nine months ended June 30, 2016.  The notes were of various amounts, from $1,000 to $100,000, totaling $280,455.  The due dates of these notes currently range from October 19, 2016 to December 3, 2016.  The notes bear interest at the rate of 8% per annum on the unpaid principal balance

The Holder of the note shall have the right, from time to time, commencing upon the Issue Date to convert all or any part of the outstanding and unpaid principal amount of this Note into fully paid and non-assessable shares of Common Stock, as such Common Stock exists on the Issue Date, or any shares of capital stock or other securities of the Borrower into which such Common Stock shall hereafter be changed or reclassified at the conversion price.  The number of shares of Common Stock to be issued upon each conversion of this Note shall be determined by dividing the Conversion Amount by the Conversion Price on the date specified in the notice of conversion.

The conversion price per share of Common Stock (the “Conversion Price”) shall be determined (on a pre-Qualified Financing basis) by: (i) calculating the percentage of the entire unpaid principal amount of this Note sought to be converted (the “Conversion Percentage”); (ii) multiplying the sum of Three Million (3,000,000.00) dollars by the Conversion Percentage (the “Conversion Value Amount”) ; (iii) then, multiplying the number of issued and outstanding Common Shares of the Company on the Conversion Date by the Conversion Percentage (the “Conversion Share Pool”), and; (iv) then, dividing the Conversion Value Amount by the Conversion Share Pool. In the event that the Borrower consummates a Qualified Financing at a pre-money valuation of less than Three Million (3,000,000.00) dollars, for the purposes of determining the Conversion Price, such pre-money valuation if lower than Three Million (3,000,000) dollars shall replace “Three Million (3,000,000.00) dollars” above.  There was no beneficial conversion feature on these notes.

Promissory Note – Global Resource Advisors LLC

On September 23, 2015, we settled a trade debt for the issuance of a non-interest bearing note due in 180 days.  At any time up to maturity date, the note bearer could have demanded common stock in full satisfaction of the balance.  As of the maturity date, March 23, 2016, the note was still unpaid.  If the note is unpaid after the maturity date, the company has the option to pay the balance in cash or common stock. Company is currently in discussions with the note holder to extend or modify repayment terms. The outstanding balance of this note is $30,000 at both June 30, 2016 and September 30, 2015.

Note 6.   Preferred Stock and Common Stock

Preferred Stock - Our board of directors has the authority to designate and issue up to 5,000,000 shares of $0.001 par value preferred stock in one or more series, and to fix and determine the relative economic rights and preferences of preferred shares any or all of which may be greater than the rights of our common stock, as well as the authority to issue such shares without further stockholder approval. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders preferred rights to our assets upon liquidation, the right to receive dividends before dividends are declared to holders of our common stock, and the right to the redemption of such preferred shares, together with a premium, prior to the redemption of the common stock. In addition, shares of preferred stock could be issued with terms calculated to delay or prevent a change in control or make removal of management more difficult. As of June 30, 2016, we had one class of preferred stock designated; 2,222,022 shares as Series B preferred stock, leaving 2,777,978 shares of undesignated preferred stock.

Series B Preferred Stock - As of June 30, 2016 and September 30, 2015, we have 1,222,236 and 1,203,576 shares of Series B preferred stock issued and outstanding, respectively.  Holders of Series B have no redemption rights and each share of Series B is entitled to interest at a simple interest rate of 6% per annum. Series B is convertible, at the discretion of our management, into shares of our common stock, except that the holders of the Series B may elect to convert the Series B into common stock upon or after the resignation or termination of our Chief Executive Officer. The number of shares of common stock issuable upon conversion is calculated by (i) multiplying the number of Series B being converted by the per share purchase price received by the Company for such Series B , and then, multiplying such number by 130% and then dividing this calculated value by the average closing bid price, as defined, or by (ii) first, allocating the Series B proportionately according to the amounts by date of individual cash tranches received by the Company then, second, multiplying the number of Series B being converted, identified by tranche, by the per share purchase price received by the Company for such Series B, and then, multiplying such number or numbers by 130% and, finally, dividing the calculated value(s) by the average closing bid price, as defined.  We have the right to redeem the Series B in cash at the face amount plus any accrued, but unpaid dividends.

During the nine months ended June 30, 2016, we issued 85,779 shares of Series B preferred stock to Summit Trading Limited at a price per share of $1 for gross cash proceeds of $85,779.

During the nine months ended June 30, 2016, we issued 101,875 shares of Series B preferred stock to Sierra Trading Corp at a price per share of $1 for gross cash proceeds of $101,875.

During the nine months ended June 30, 2016, the Company opted to convert 83,000 of Series B Preferred Stock together with accrued dividends of $9,446, held by Sierra Trading Corp. into 66,030,614 shares of common stock.

During the nine months ended June 30, 2016, the Company opted to convert 85,994 of Series B Preferred Stock together with accrued dividends of $8,562, held by Summit Trading Limited into 69,842,046 shares of common stock.

Pursuant to the terms of the Certificate of Designation of Series B Preferred Stock, redeemed shares are returned to the Company’s general designated pool of preferred stock.  As of June 30, 2016, there were 999,786 shares remaining of Series B Preferred Stock available for issue.

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

Long-term incentive compensation plan - Our Long Term Incentive Compensation Plan (the “Plan"), as restated, was approved by shareholders in July 2014. The Plan is administered by our board of directors. In July 2014, shareholders also approved an automatic share reserve increase by an amount equal to ten (10%) percent of the common shares available for issuance under the Plan beginning on August 1, 2014, and on each August 1st of the next nine (9) years. The aggregate number of shares available for issuance under the Plan is 393,250,000 as of June 30, 2016.  We have granted stock options under the Plan to employees, members of our board of directors, advisors and consultants. No options have been exercised. Options are exercisable for ten years from date of grant.

The following table summarizes stock option activity for the nine months ended June 30, 2016:

		Weighted Average Exercise Price
	Options Outstanding

Outstanding at September 30, 2015	232,446,007	$0.00670
Granted	-	-
Exercised	-	-
Expired	(7,500)	6.67000
Forfeited	(6,150,000)	0.01215
Cancelled	-	-
Outstanding at June 30, 2016	226,288,507	$0.0053
Exercisable at June 30, 2016	223,983,507	$0.0053

As of June 30, 2016, the aggregate intrinsic value of options outstanding and options vested, representing the excess of the closing market price of our common stock over the exercise price, are both zero. As of June 30, 2016, we had $20,132 of total unrecognized compensation cost related to unvested options. Unrecognized compensation cost is to be recognized over 19 months with the majority to be recognized in the next fiscal year. We determine the value of share-based compensation using the Black-Scholes-Merton fair value option-pricing model.  There were no options granted during the nine months ended June 30, 2016.

Warrants – At June 30, 2016, there were warrants outstanding for the purchase of 499,097,551 shares of our common stock at a weighted average exercise price of $0.006 per share.

During the three months ended December 31, 2015, we issued the following warrants to purchase 2,000,000, shares of common stock at an exercise price of $0.01 per share. The warrants vested 100% at the time of issuance. In conjunction with an appointment on an individual to the Company’s Strategic Advisory Board, warrants exercisable into 1,000,000 shares were issued. In conjunction with a consulting agreement, a consultant was issued warrants excisable into 1,000,000 shares.

During the three months ending March 31, 2016, we issued warrants to purchase 12,000,000, shares of common stock at an exercise price of $0.0016 per share and 13,000,000, shares of common stock at an exercise price of $0.0029 per share, to consultants in conjunction with consulting agreements. The warrants vested 100% at the time of issuance.

During the three months ending June 30, 2016, we issued warrants to purchase 1,200,000, shares of common stock at an exercise price of $0.00054 per share, to a consultant in conjunction with consulting agreement. The warrants vest 100% over a two year period of time from date of issuance.

The fair value of the warrants issued was calculated using the Black-Scholes-Merton model. Warrants outstanding at June 30, 2016 expire at various dates from August 2016 to June 2022. A summary of warrant activity during the nine months ended June 30, 2016 follows:

Warrants Outstanding

Outstanding at September 30, 2015	477,542,486
Granted	28,200,000
Exercised	-
Cancelled	-
Expired	(6,644,935)
Outstanding at June 30, 2016	499,097,551

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

Disputes with various vendors - Certain of our vendors have brought suits and/or obtained judgments in their favor regarding past due balances owed them by us. We have recorded these past due balances in liabilities in our condensed consolidated balance sheets at June 30, 2016 and September 30, 2015. We do not believe any loss in excess of amounts recorded that could arise would be material. We have not recorded any liabilities for finance charges or legal fees that could be applied by the vendors or lenders to these debts.

Accounts Payable reduction

During the three and nine months ended June 30, 2016, the Company reduced accounts payable that the Company determined it no longer had a legal obligation to vendors based upon the vendors legal status and applicable legal statutes. A gain on extinguishment of liabilities of $33,623 and $53,162 for the three and nine months ended June 30, 2016, respectively, was recognized in our condensed consolidated statements of operations related to this.

Note 8.   Related Party Transactions

For purposes of these consolidated financial statements, Summit Trading Limited, Sierra Trading Corp, Green World Trust, and Clean Tech Investors, LLC, are considered related parties due to their beneficial ownership (shareholdings or voting rights) in excess of 5%, or their affiliate status, during the nine months ended June 30, 2016 and 2015. All material transactions with these investors and other related parties for the nine months ended June 30, 2016 and 2015, not listed elsewhere, are listed below.

During the nine months ended June 30, 2016 and 2015, we recorded consulting expense in the amount of $66,000, and $99,000 respectively, with Advanced Materials Advisory, LLC (“Advanced Materials”) for services by David Schmidt as Acting Principal Financial Officer. Advanced Materials is owned by David Schmidt, who was a Member of Neah's Board of Directors through March 31 2016.  The Company has account balances due to Advanced Materials of $224,900 and $170,139 at June 30, 2016 and September 30, 2015, respectively which are included in liabilities in the condensed consolidated balance sheets.  During April 2016, David Schmidt resigned as Acting Principal Financial Officer and from the Board.

Note 9.   Subsequent Events

From July 5, 2016 to August 5, 2016, Union Capital converted $39,500 of principal and interest of $1,860 into 277,901,250 shares of common stock in five installments under the Note described in note 5.

In August of 2016, the Company entered into an additional Six Month Convertible note, (see Note 5) for $125,000 of proceeds received.

The Company entered into an agreement with a prospective customer to provide 100 batteries.  A $10,000 deposit was received, with the balance of an additional $10,000 to be paid if seven prototype batteries pass tests and certification.  Then the order would be completed for 100 units.

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview and Background

The following management’s discussion and analysis is intended to provide information necessary to understand our condensed consolidated financial statements and highlight certain other financial information, which in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition, and results of operations. In particular, the discussion is intended to provide an analysis of significant trends and material changes in our financial condition and operating results during the three and nine months ended June 30, 2016, compared to the three and nine months ended June 30, 2015. Operating results for the three and nine months ended June 30, 2016 are not necessarily indicative of the results that may be expected for any future period. Investors should read the following discussion and analysis in conjunction with our audited financial statements and related notes for the year ended September 30, 2015.

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

Our Formira HOD™, a reformer platform for direct on-site generation of hydrogen gas. Customers will be able carry a liquid with a better safety profile and generate hydrogen gas at point of use rather than carrying high pressure hydrogen gas cylinders. The hydrogen is designed to be consumed directly by a fuel cell, using either our PowerChip® silicon based fuel cell, or commercially available proton exchange membrane (PEM) fuel cells. We had also build a very low power, compact fuel cell, call the BuzzCell®, for integration with our BuzzBar® Suite, which is a solar, fuel cell, battery hybrid charging solution for consumers. More recently, we used our PowerChip silicon architecture to develop a rechargeable lithium battery, that has demonstrated high energy density, making it a very suitable product for consumer and wearable applications, as well as larger scale applications where the weight and / or the volume is critical, like automotive applications.

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

For the PowerChip™ technology, we are focusing our initial sales strategy on markets requiring anaerobic or low oxygen content environments, such as underwater, transportation, aerospace and military applications. This includes licensing with the Government of India. We are also submitting grant applications for funding to various government agencies to further develop the fuel cell technology. We are focusing our Formira HOD® technology for providing power for various off-the-grid markets. This allows the consumer to use a safe, liquid source (Formira) which is then converted to hydrogen on demand (HOD), and the hydrogen is consumed by a fuel cell directly, eliminating the need to compress, store or distribute hydrogen, which has various costs, safety and other concerns.

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

Liquidity, Going Concern and Capital Resources

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of our Company as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The report of our auditors on our Consolidated Financial Statements for our fiscal year ended September 30, 2015 indicates that there is substantial doubt about our ability to continue as a going concern based upon our balance sheet, cash flows and liquidity position. We cannot provide assurance that we will obtain sufficient funds from financing or operating activities to support continued operations or business deployment. Our financial statements for the three and nine months ended June 30, 2016 and 2015 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classifications of liabilities that may result from the outcome of this uncertainty.

Since inception, we have reported net losses, including losses of $4,363,574 and $3,831,809 during the years ended September 30, 2015 and 2014, respectively. We have reported a net loss of $1,781,548 during the nine months ended June 30, 2016, and we expect losses to continue in the near future as we grow our operations. At June 30, 2016, we have a working capital deficit of $2,107,622 and an accumulated deficit of $68,512,753.

During the past several years, we have funded our operations through sales of our common and preferred stock, short-term borrowings, and settlement of accounts payable by issuance of common stock. During the nine months ended June 30, 2016, we have funded our operations through sales of our preferred stock and debt borrowings. In this regard, during the nine months ended June 30, 2016, we raised net cash of $715,619 from our financing activities.

We require additional financing to execute our business strategy and to satisfy our near-term working capital requirements. Our operating expenses will use a significant amount of our cash resources.  As of June 30, 2016, we had $735,758 in accounts payable. Our management seeks to obtain additional financing to fund future operations and to provide additional working capital to fund our business. Without additional funding, our cash is estimated to support our operations through October 2016. We cannot provide assurance that we will obtain sufficient funds from financing or operating activities to support continued operations or business deployment. Without the needed funding or adequate cash flow from operations, we may be forced to curtail our development or cease our operations altogether, which may include seeking protection under the bankruptcy laws.

Recent Financing Activities

During the nine months ended June 30, 2016, the Company sold 85,779 Series B preferred shares to Summit Trading Ltd, for the purchase price of $85,779 pursuant to the terms of seven separate Securities Purchase Agreements.

During the nine months ended June 30, 2016, the Company sold 101,875 Series B preferred shares to Sierra Trading Corp, for the purchase price of $101,875 pursuant to the terms of nine separate Securities Purchase Agreements.

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

During the three months ended June 30, 2016, the Company issued a convertible redeemable note to Union Capital, LLC in the principal amount of $50,000.  A portion of the proceeds of the note was used to pay legal and finance costs associated with the note of $7,500, and the Company received net cash proceeds of $42,500.

During the three months ended June 30, 2016, the Company issued a series of Six Month convertible redeemable notes to various parties in the principal amount of $280,455.  Company received net cash proceeds of $280,455.

Results of Operations

                  For the three and nine months ended June 30, 2016, compared to the three and nine months ended June 30, 2015.

We recorded no revenue or cost of revenue for the three and nine months ended June 30, 2016, as compared to recorded revenues of $10,804 and cost of revenues of $196 for the three months ended June 30, 2015, and revenues of $196,073 and cost of revenues of $11,740 for the nine months ended June 30, 2015 due primarily to revenues from a customer purchase order contract for proof of concept trial fuel cells, in addition to some revenues from direct consumer sales.

Research and development expenses (“R&D”) consist primarily of salaries and other personnel-related expenses, facilities costs, and other laboratory and research related expenses. Total R&D costs for the three months ended June 30, 2016 decreased $124,838 to $78,356 from $203,194 in the three months ended June 30, 2015 and decreased $565,935 to $300,734 from $866,669 in the nine months ended June 30, 2016 as compared to the same period in 2015. The three month decrease was primarily due to decreases in salaries of $15,384, and decrease in project expenses of $109,454. The six month decrease was primarily due to decreases in salaries of $265,507, and a decrease of project expenses of $300,428.

Marketing and sales expenses (“Marketing”) consist primarily of salaries and other personnel-related expenses, marketing, patent expenses, public relations consultants, and other related expenses to market products and prepare for placement of product into market. Total Marketing costs for the three months ended June 30, 2016 decreased by $267,983, to $105,371 from $373,354 in the three months ended June 30, 2015 and decreased by $410,945 to $523,922 from $934,867 in the nine months ended June 30, 2016 as compared to the same period in 2015.  The three month decrease was primarily due to a decrease in Marketing salaries, wages, benefits and stock compensation of $4,356 to $42,392 from $46,748, and a decrease in business development consultants, patent expense, public relations consultants, travel and other related expenses of $263,627 to $62,980 from $326,607.  The nine month decrease was primarily due to a decrease in Marketing salaries, wages, benefits and stock compensation of $182,794 to $100,609 from $283,403, and a decrease in business development consultants, patent expense, public relations consultants, travel and other related expenses of $228,152 to $423,312 from $651,464.

General and administrative expenses (“G&A”) consist primarily of salaries and related expenses for our management, finance and related personnel, professional fees, such as accounting and legal, corporate insurance and facilities costs, and non-employee members of our board of directors. G&A expenses decreased $151,088 to $84,722 from $235,810 in the three months ended June 30, 2016 and decreased $340,491 to $387,969 from $728,460 in the nine months ended June 30, 2016 compared to same periods in 2015. The decrease in G&A expense in the three months ended June 30, 2016 compared with the same period in 2015 and the decrease in G&A expense in the nine months ended June 30, 2016 compared with the same period in 2015 was primarily due to the following:

•       There was no change in board compensation of $18,051 for the three months period ended June 30, 2016 compared to the same period in 2015. A decrease in board compensation of $2,255 to $54,153 from $56,408 for the nine months period ending June 30, 2016 compared to the same period in 2015.

•       There was no change in stock option compensation of $0 for the three months period ended June 30, 2016 compared to the same period in 2015. A decrease in stock option compensation of $67,294 to $0 from $67,294 for the nine months period ending June 30, 2016 compared to the same period in 2015.

•       A decrease in salaries expense of $17,601 to $9,285 from $26,886 for the three months period ended June 30, 2016 compared to the same period in 2015. A decrease in salaries expense of $50,867 to $40,575 from $91,442 for the nine months period ending June 30, 2016 compared to the same period in 2015.

•       A decrease in professional services of $98,350 to $76,401 from $174,751 for the three months period ended June 30, 2016 compared to the same period in 2015.  A decrease in professional services of $198,301 to $279,539 from $477,840 for the nine months period ending June 30, 2016 compared to the same period in 2015.

•       An increase in facility cost of $728 to $4,955 from $4,227 for the three months period ended June 30, 2016 compared to the same period in 2015.   An increase in facility cost of $836 to $13,127 from $12,291 for the nine months period ending June 30, 2016 compared to the same period in 2015.

 Interest expense decreased by $80,763 to $188,819 from $269,582 for the three months period ended June 30, 2016 compared to the same period in 2015. Interest expense decreased by $80,532 to $482,509 from $563,041 for the nine months period ended June 30, 2016 compared to the same period in 2015.  The decrease is due to a reduction in amortization of additional debt discount related to new debt issued during the three month period ending June 30, 2016, and the nine month period ending June 30, 2016 compared to the debt discount expensed during the same periods in 2015.

 Financing costs decreased $50,108 to $11,096 from $61,204 for the three months period ended June 30, 2016 compared to the same period in 2015. Financing costs decreased by $80,532 to $482,509 from $563,041 for the nine months period ended June 30, 2016 compared to the same period in 2015. The decrease in financing costs for the three months ending March 31, 2016 and the nine months ending June 30, 2016, is due to the small increase in debt that occurred during those time periods compared to the same time periods in 2015.

                Gain on sale of equipment increased $30,250 to $30,250 from $0 during the three months ended June 30, 2016 compared to the same period in 2015. Gain on sale of equipment increased $47,171 to $60,671 from $13,500 during the nine months ended June 30, 2016, compared to the same period in 2015.  Main reason for increase is due to increase of equipment available for sale during the periods ending in 2016, as office/lab was closed in April 2016, and excess equipment was sold.

  Gain on extinguishment of liabilities increased by $33,623 and $53,162 for the three and six months ended June 30, 2016, respectfully, compared to zero, recorded in the same periods in 2015. The increase was primarily due to a gain related to the extinguishing of liabilities as the Company determined they no longer had a legal obligation based upon the vendors’ legal status and applicable legal statutes.

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

Off-Balance Sheet Arrangements

As of June 30, 2016 we did not have any off-balance sheet arrangements.

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

Our management, with the participation of our chief executive officer and acting principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective for gathering, analyzing and disclosing the information that we are required to disclose in reports filed under the Securities Exchange Act of 1934, as amended.  In performing the assessment for the quarter ended June 30, 2016, our management concluded that our disclosure controls and procedures were not effective to accomplish the foregoing, due to the material weakness in internal control over financial reporting that was first identified in 2008 and was most recently described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2015.

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

As of June 30, 2016 we remained a party to certain judgments and legal actions related to failure to pay outstanding invoices on Accounts Payable, which is included in our financial statements as Accounts Payable. We continue to work with these vendors to negotiate and settle these debts, based on available cash resources.

Item 1A.                Risk Factors.

Investors should carefully consider the risk factors set forth in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2015 which could materially affect our business, financial position and results of operations.

Item 2.                   Unregistered Sales of Equity Securities and Use of Proceeds.

The information below lists all of the securities we sold during the nine months ended June 30, 2016, which were not registered under the Securities Act, including all sales of reacquired securities, as well as new issues, securities issued in exchange for property, services, or other securities, and new securities resulting from the modification of outstanding securities. No underwriting discounts or commissions were incurred in connection with any of the following transactions except as noted below. Each of the transactions was conducted as a private placement, without the use of any general solicitation, and was exempt from registration under Section 4(a)(2) of the Securities Act.

•        During the quarter ended June 30, 2016, the Company sold 12,000 Series B preferred shares to Summit Trading Ltd, for the purchase price of $12,000 pursuant to the terms of three separate Securities Purchase Agreements.

•        During the quarter ended June 30, 2016, the Company sold 12,000 Series B preferred shares to Sierra Trading Corp, for the purchase price of $12,000 pursuant to the terms of three separate Securities Purchase Agreements

Item 3.                   Defaults Upon Senior Securities.

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

NEAH POWER SYSTEMS, INC.

Dated: August 18, 2016	By:	/s/ GERARD C. D’COUTO
Gerard C. D’Couto
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 18, 2016	By:	/s/ JEFFREY MAY
Jeffrey May
Chief Financial Officer and Principal Financial Officer

Exhibit Index
No.	Description	Incorporation By Reference

4.1	Amendment of Certificate of Designation of Series B Preferred Stock	Filed as an Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on March 4, 2015 and incorporated herein by reference
4.2	Amendment of Certificate of Designation of Series B Preferred Stock	Filed as an Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on July 16, 2015 and incorporated herein by reference
10.48	Form of Securities Purchase Agreement with Summit Trading Ltd.	Filed as Exhibit 10.47 with Form 10-Q on May 15, 2014, and incorporated by reference herein
10.49	Form of Securities Purchase Agreement and Warrant agreement with John P. de Neufville.	Filed as Exhibits 10.1 and 10.2 with
Form 8-K on June 13, 2014, and incorporated by reference herein
10.5	Form of Securities Purchase Agreement and Secured Promissory Note for Inter-Mountain Capital Corporation, LLC	Filed as Exhibits 10.1 and 10.2 with
Form 8-K on May 13, 2014, and incorporated by reference herein
10.51	Form of Global Amendment for Inter-Mountain Capital Corporation, LLC	Filed as Exhibit 10.15 with Form 10-K on December 23, 2014 and incorporated by reference herein
10.52	Form of Six Month Convertible Promissory Note with Rich Niemiec.	Filed as Exhibit 10.15 with Form 10-K on December 23, 2014 and incorporated by reference herein
10.53	Form of Warrant Agreement with Rich Niemiec	Filed as Exhibit 10.15 with Form 10-K on December 23, 2014 and incorporated by reference herein
10.54	Form of Merger Agreement with Shorai, Inc.	Filed as Exhibit 10.1 with Form 8-K on January 8, 2015 and incorporated by reference herein
10.55	Amendment to agreement and plan of merger with Shorai, Inc.	Filed as an Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on March 4, 2015 and incorporated herein by reference
10.56	Second amendment to agreement and plan of merger with Shorai, Inc.	Filed as an Exhibit to the Registrant's Current Report on Form 8-K filed on April 20, 2015 and incorporated herein by reference
10.57	Third amendment to agreement and plan of merger with Shorai, Inc.	Filed as an Exhibit to the Registrant's Current Report on Form 8-K filed on May 22, 2015 and incorporated herein by reference
10.58	Fourth amendment to agreement and plan of merger with Shorai, Inc.	Filed as an Exhibit to the Registrant's Current Report on Form 8-K filed on June 17, 2015 and incorporated herein by reference
10.59	Fifth amendment to agreement and plan of merger with Shorai, Inc.	Filed as an Exhibit to the Registrant's Current Report on Form 8-K filed on July 20, 2015 and incorporated herein by reference
10.6	Form of Securities Purchase Agreement and Secured Promissory Note for Inter-Mountain Capital Corporation, LLC	Filed as Exhibits 10.2 and 10.3 with
Form 8-K on June 22, 2015, and incorporated by reference herein
10.61	Form of Warrant for certain Board Members and Management of the registrant Neah Power Systems, Inc.	Filed as Exhibit 99.1 with Form 8-K on September 11, 2015, and incorporated by reference herein
10.62	Form of Convertible Promissory Note with JMJ Financial	Filed as Exhibit 10.3 with Form 8-K on November 10, 2015, and incorporated by reference herein
10.63	Form of DEF 14A Proxy Solicitation Consent	Filed on Form DEF 14A on December 10, 2015, and incorporated by reference herein
10.64	Form of Securities Purchase Agreement and Convertible Promissory Note and Replacement Convertible Promissory Note for Union Capital LLC	Filed as Exhibits 10.1, 10.2 and 10.3 with Form 8-K on December 18, 2015, and incorporated by reference herein

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.	Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer.	Filed herewith.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 per Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*   XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.