Form 10-K
period 2016-09-30
NEAH POWER SYSTEMS, INC.
filed 2018-08-09
CIK 1162816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

  ☒          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2016

OR

   ☐         TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-49962

NEAH POWER SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Nevada	88-0418806
(State or other jurisdiction of incorporation or organization	(IRS Employer Identification No.)

22722 29th Drive SE, Suite 100, Bothell, WA	98021
(Address of principal executive offices)	(Zip Code)

(425) 424-3324

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities registered pursuant to Section 12(g) of the Exchange Act:

 Common Stock, $0.001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes    ☐      No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐   No   ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   ☐   No   ☒

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of a “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.   (Check One)

☐ Large Accelerated Filer	☐ Accelerated Filer

☐ Non-accelerated Filer (do not check if smaller reporting company)	☒ Smaller Reporting Company

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐   No    ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates was approximately $1,622,723 as of March 31, 2016 (the last business day of the registrant’s most recently completed first fiscal quarter) based upon the closing price of common stock on that date of $0.0010.

As of August 7, 2018 there were 3,117,427,774 shares of the Registrant’s $0.001 par value common stock issued and outstanding.

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

PART I

ITEM 1. BUSINESS

Overview

 Neah Power Systems, Inc. (NPWZ) is engaged in the development and sale of renewable energy solutions using our direct methanol micro fuel cell technology, our reformer technology, and our silicon based rechargeable battery technology. This allows us to generate hydrogen using our Formira reformer technology, use that hydrogen, or use methanol directly, using the fuel cell technology, and then store that energy using the silicon based rechargeable lithium battery. We are developing solutions specifically targeted for the military, transportation vehicles, and portable electronics applications. Our long-lasting, efficient and safe power solutions include devices, such as notebook PCs, military radios, and other power-hungry computer, entertainment and communications products.

 We use a unique patented, silicon-based design for our micro fuel cells and our  battery that create higher power densities and enables lighter-weight, smaller form-factors, and will potentially create more cost effective manufacturing and potentially lower product costs. With our Formira Hydrogen on demand system, a reformer platform for direct on-site generation of hydrogen gas, customers will be able carry a liquid with a better safety profile and generate hydrogen gas at point of use rather than carrying high pressure hydrogen gas cylinders. The hydrogen is designed to be consumed directly by a fuel cell, using either our silicon based fuel cell, or commercially available proton exchange membrane (PEM) fuel cells.

 We currently are doing our battery development at a third party facility in Beaverton, OR, and the Company is primarily focused on the battery development at this time. We are using a variety of consultants for business development, who are located worldwide, and who are compensated based on commercial success. We currently operate out of Bothell, Washington.

 Due to the greater commercial interest in rechargeable battery systems, we are primarily focusing our limited resources on the development and marketing of our lithium battery technology while at the same time exploring licensing opportunities for the fuel cell and hydrogen markets.

We have an intellectual property portfolio consisting of 13 issued patents, 2 patent applications pending issuance, and 13 additional patent applications in process, that are being developed and various trade secrets for our proprietary technology.

Strategy and Current Business

Due to the generally low interest in fuel cell and hydrogen generation technology worldwide, we are exploring various licensing avenues for supplying product to regions which include India, China, and parts of Europe. Given the potential of our silicon based technology in the rechargeable lithium battery space, we have redirected our efforts to those products and markets.

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

Our Patented Silocon Based Fuel Cell and Battery Technology

Our silicon based fuel cell design utilizes a patented porous silicon electrode structure and circulating liquid streams of fuel, oxidant and electrolyte that produce the chemical reactions needed to generate power. We believe that our use of porous silicon and liquid oxidant is unique in the fuel cell industry. In final form, our products can be packaged in plastic casings to create self-contained systems that retain the excess water produced during operation and prevent contamination to the cathode as occurs in traditional Proton Exchange Membrane (“PEM”) based direct methanol fuel cells.

Our silicon based rechargeable lithium battery uses the same basic silicon architecture and then uses lithium on the anode, and a variety of different materials on the cathode. The cathode materials typically drive the end application of the battery, like the use of LCO for consumer devices, for example. This architecture is unique to what is used in the industry, and we believe it leverages the strengths of the microchip manufacturing infrastructure, in terms of capital efficient manufacturing, economies of scale, and the use of depreciated factories for the production of the products.

Our BuzzBar™ technology is targeted for low power applications and uses air from the surrounding ambient in its current implementation. We are also exploring the use of the silicon based technology for these low power, consumer oriented applications. The BuzzBar™ product is based on an Anion Exchange Membrane, and uses some processing steps from the silicon fuel cell technology to build a cost effective product for consumer oriented applications.

Our silicon based fuel cell technology was developed to address various issues seen with the incumbent PEM-based direct methanol fuel cells. We believed an entirely new design approach was necessary to achieve the power density, manufacturability, cost and reliability, and the unique ability to operate in anaerobic (non air-breathing) environments required by portable electronic devices and transportation applications. Furthermore, since our design is based largely on standard silicon wafer processing, we believe that it should have significant manufacturing advantages over traditional fuel cells. Compared to competing direct methanol fuel cell technologies that use carbon-based electrodes and solid PEM’s, we believe that our fuel cell’s silicon-based approach will deliver higher power output, lower cost for the equivalent size of fuel cell, a cost efficient manufacturing model that is used by the semiconductor industry, and aerobic and anaerobic operations.

 Comparison between Porous Silicon Fuel Cells and PEM-Based Designs

We believe that the principal advantages of our porous silicon fuel cell approach over PEM-based designs include:

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

 Comparison between our Porous Silicon rechargeable lithium battery and other rechargeable lithium battery designs

We believe that the principal advantages of our Porous Silicon battery approach over conventional rechargeable lithium batteries are :

•         The use of proven micro chip manufacturing technologies to produce our batteries, makes our technologies capital efficient, not requiring a large outlay of capital to produce our battery.

•         The larger reaction area, leads to greater available power density, and more efficient reactions.

•         Our porous silicon architecture allows us to use a variety of cathode materials to serve a variety of different markets.

•         We believe the battery will be more inherently safe due to the architecture of the battery, and the mix of materials used by the battery.

We believe that the principal disadvantages of our approach consist of the following factors:

•         We need to continue to run extensive testing to demonstrate the lifetime of the battery, and to quantify the benefits over time.

•         Due to the inherently different structure of the battery, customers might have certain hesitation to adopt such new architecture.

As an ongoing effort to increase the competitiveness of our product, we are focused on the following continuous improvement programs:

•         Reduce the cost of the product;

•         Continue development of current and new technologies;

•         Outsource the manufacturing of various key components;

Our Industry

NEAH’s proprietary fuel cell and battery technologies offer a number of compelling advantages compared to current fossil-fuel and battery-powered solutions, enabling the company and its licensed partners and distributers to tap into a number of large and growing markets in the military, transportation, and portable electronics applications sectors as described below.

Pourous silicon fuel cells, batteries, and Formira HOD® system markets

•        Military Applications

Neah believes that the market for military applications of Neah Products will be a significant driver of its revenues, as reflected in market research by Frost & Sullivan, as well as management’s own internal marketing estimates.  As the commitment of governments worldwide to “clean energy” in compliance with global emissions reduction policies increases, so will the pace of adoption of efficient fuel cell and energy storage solutions by military and other homeland defense forces.  Neah Products can serve as highly effective primary, secondary and backup power solutions for both mission critical and mission support requirements.  Neah Products can also be deployed along coastlines, and in other isolated areas, to enable wide-area surveillance and security monitoring, which have become key priorities for rapidly developing emerging nations in Africa, Asia and the Middle East.  Neah’s products uniquely addresses the demand for power systems that can operate in anaerobic (“non-air”) environments, such as that required in underwater, underground, close quarters, high altitude, and no-atmosphere applications specific to military and defense requirements.

•        Community Power – “Micro-Grids”

Globally, over 1.4 billion people lack access to electricity.  Due to the slow pace of electricity infrastructure penetration in rural areas of emerging nations of Africa, Middle East and Asia, remote fuel cell “micro-grid” power plants have emerged as an increasingly viable alternative.  Two basic models of distribution to the community have emerged in the marketplace over the last 5 years; the “energy hub” and the “micro-grid”. In countries with high population density such as India and Bangladesh the micro-grid model can be cost-effective, but it is more difficult in most of Africa without substantial subsidies. The less capital-intensive and scalable approach is to create an energy hub which requires beneficiaries to travel to a central point.  Neah and its distribution partners intend to use this scaling effect of mobile telecommunications and infrastructure to market its systems to government utilities and private utility service providers to provide millions of underserved communities access to vital energy services.

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

•        Transportation & Aerospace

Neah expects that it will be a significant player with its porous silicon battery and Formira HOD® System in providing energy storage and hydrogen generation technologies for the rapidly growing transportation and aerospace markets.  The largest growth segment is the electric vehicle (EV) market, which includes hybrid and electric automobiles (powered by both fuel cells and/or batteries), and the small manned EV market, which includes everything from e-bikes to electric microEVs, and is expected to reach over USD33 billion by 2025. Aerospace applications include power systems for unmanned aerial vehicles (UAVs).

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

•        Industrial Applications

With regard to mainstream commercial and industrial applications, Neah’s fuel cells and batteries can be designed to be placed anywhere, as well as integrated with critical equipment, sensors and other electrical devices through teaming and co-development agreements.  Neah’s PowerChip® Fuel Cell and Formira HOD® System, together with its energy storage solutions, will be marketed as “clean energy” solutions for customers requiring distributed or “micro-grid” power to operate facilities and equipment installed at remote installations, as well as to power specialized high value equipment used in facility monitoring and management, including surveillance, site incursion control, and infrastructure/asset protection.  Target customers shall include those involved in security, environmental, agriculture, mining and manufacturing.

Competition

The development and marketing of fuel cells, batteries, and fuel cell systems is extremely competitive. In many cases, we may compete directly with alternative energy, fuel cell, and entrenched power-generation and power-storage technologies. In addition, a number of firms throughout the world have established fuel cell development programs and battery technologies. Competitors range from development stage companies to major domestic and international companies. Many of our competitors have:

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

In addition to the patents listed below, we have filed two patent applications and six patent disclosures related to the silicon based lithium battery. We have requested confidential treatment on these applications / disclosures.

Patent No.	Title	Status
6641948	Fuel Cells Having Silicon Substrates and/or Sol-Gel Derived Support Structures	Granted
6852443	Fuel Cells Having Silicon Substrates and/or Sol-Gel Derived Support Structures	Granted
7157177	Porous Fuel Cell Electrode Structures Having Conformal Electrically Conductive Layers Thereon	Granted
7198864	Silicon-Based Fuel Cell Electrode Structures	Granted
6720105	Metallic Blocking Layers Integrally Associated with Fuel Cell Electrode Structures and Fuel Cell Electrode Stack Assemblies	Granted
6808840	Silicon-Based Fuel Cell Electrode Structures and Fuel Cell Electrode Stack Assemblies	Granted
7968248	Liquid-Liquid Fuel Cell Systems Having Flow-Through Anodes and Flow-By Cathodes	Granted
6924058	Hydrodynamic Transport and Flow Channel Passageways Associated with Fuel Cell Electrode Structures and Fuel Cell Electrode Assemblies	Granted
7105245	Fuel Cell System Reactant Supply and Effluent Storage Cartridges	Granted
6811916	Fuel Cell Electrode Pair Assemblies and Related Methods	Granted
7118822	Fuel Cell Electrode Pair Assemblies and Related Methods	Granted
7205665	Porous Silicon Undercut Etching Deterrent Masks and Related Methods	Granted
9184463 B2	Nitric Acid Regeneration Fuel Cell Systems	Granted
	Nitric Acid Regeneration Fuel Cell Systems	Patent Pending
	Nitric Acid Regeneration Fuel Cell Systems	Patent Pending
	Nitric Acid Regeneration Fuel Cell Systems	Patent Pending
	Nitric acid regeneration fuel cell systems	Patent Pending
	Flow management in fuel cell configurations	Patent Pending
	Charging system containing a fuel cell and battery with materials and methods of assembly for a fuel cell utilizing an anionic exchange membrane and fuel cell cartridge designs	Patent Pending
	Charging system containing a fuel cell and battery with materials and methods of assembly for a fuel cell utilizing an anionic exchange membrane and fuel cell cartridge designs	Patent Pending
	Charging system containing a fuel cell and battery with materials and methods of assembly for a fuel cell utilizing an anionic exchange membrane and fuel cell cartridge designs	Patent Pending
	Passive proton exchange membrane fuel cell	Patent Pending
	Method and system for simultaneously charging an energy storage device from multiple energy input devices	Patent Pending
	Catalytic Hydrogel	Patent Pending
	Polymer Bound Solid Metal Complex Catalyst for Hydrogen Reforming From Fromic Acid	Patent Pending
	Passive Proton Exchange Membrane Fuel Cell	Patent Pending
	Method and system for simultaneously charging and energy storage device from multiple energy input devices	Patent Pending
	Devise and related method for assembling a battery using porous, structured silicon	Patent Pending
	Reformer Device and Method related to obtaining Hydrogen from Formic Acid	Patent Pending

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

Research and Development

We conduct our research and development, marketing and sales activities at our headquarters in Bothell, Washington and at leased facilities in Oregon. Contingent upon the receipt of adequate financing, we plan to continue investing in research and development, marketing, and sales. We anticipate that these efforts, and resulting costs, will increase in future years compared to prior years due to increased product development related to specific customer products and to additional improvements to our technology. For the years ended September 30, 2016 and 2015, our expenses related to research and development were $423,912 and $1,320,837 respectively.

Employees

As of September 30, 2016, we had 2 employees, including one executive officer and one technical employee.  We also had an additional executive officer who is a part time contractor and not an employee. We continue to use part-time staff composed of former full-time employees, and contractors for various technical and administrative services. We expect to continue to use outside business development consultants, whose compensation will be based on revenue opportunities they create.

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

The purpose of the merger was to enable Neah Power Washington, as Growth Mergers, Inc.’s subsidiary, to access the capital markets via a public offering. Our common stock currently trades on the OTC “Pink” market under the symbol “NPWZ.”

Available Information

The Company chose to file a Form 15 on May 15, 2017, terminating its obligation to file current, quarterly and annual SEC reports. The Company intends to maintain its non-reporting status for the foreseeable future, and will evaluate its various options based upon future business development. Prior to May 15, 2017, we were subject to the information requirements of the Exchange Act and file annual, quarterly and current reports, and other information with the SEC. You may read and copy these reports on our website, www.neahpower.com, and at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 or email the SEC at publicinfo@SEC.gov for more information on the operation of the public reference room. Our SEC filings are also available at the SEC’s website at http://www.sec.gov.  In addition, we make available, without charge, through our website (www.neahpower.com), electronic copies of our SEC filings, as soon as reasonably practicable after we electronically file such reports or amendments with, or furnish information to, the SEC.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

In April 2016 we relocated from our Bothell, Washington corporate office to our current office located at 22722 29th Drive SE, Suite 100, Bothell, WA 98021. We pay rent to for the current office on a month-to-month basis. Through a consulting and service contract, we also have access to laboratory facilities in Beaverton, Oregon on an as needed basis. (See Note 11 to our Notes to Consolidated Financial Statements).

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the OTC “Pink Sheets” markets under the symbol “NPWZ.”  Set forth below are the range of high and low closing transactions for the periods indicated as reported by NASDAQ.  The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

	High	Low
Fiscal Year Ended September 30, 2015:
First Quarter (October 1, 2014 – December 31, 2014)	$0.0115	$0.0056
Second Quarter (January 1, 2015 – March 31, 2015)	$0.0100	$0.0047
Third Quarter (April 1, 2015 – June 30, 2015)	$0.0082	$0.0046
Fourth Quarter (July 1, 2015 –September 30, 2015)	$0.0054	$0.0028

Fiscal Year Ended September 30, 2016:
First Quarter (October 1, 2015 – December 31, 2015)	$0.0034	$0.0018
Second Quarter (January 1, 2016 – March 31, 2016)	$0.0021	$0.0010
Third Quarter (April 1, 2016 – June 30, 2016)	$0.0011	$0.0004
Fourth Quarter (July 1, 2016 –September 30, 2016)	$0.0025	$0.0002

The last sale price of our common stock on July 27, 2018 was $0.0004. The source of the data is www.nasdaq.com.

Holders

As of July 29, 2018, there were approximately 400 holders of record of our common stock. This number does not include beneficial owners of common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

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

Unregistered Sales of Equity Securities

The information below lists all of the securities we sold during the fiscal year that ended September 30, 2016, other than those sales previously reported in a Current Report on Form 8-K or a Quarterly Report on Form 10-Q, which were not registered under the Securities Act, including all sales of reacquired securities, as well as new issues, securities issued in exchange for property, services, or other securities, and new securities resulting from the modification of outstanding securities. No underwriting discounts or commissions were incurred in connection with any of the following transactions. Each of the transactions was conducted as a private placement, without the use of any general solicitation, and was exempt from registration under Section 4(2) of the Securities Act.

In August and September of 2016, Union Capital LLC converted $55,574 of notes payable and interest into 345,162,084 shares of common stock. (See Note 8 to our Notes to Consolidated Financial Statements).

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview and Background

We are engaged in the development and sale of renewable energy solutions using our direct methanol micro fuel cell technology, our reformer technology, and our silicon based rechargeable battery technology. This allows us to generate hydrogen using our Formira reformer technology, use that hydrogen, or use methanol directly, using the fuel cell technology, and then store that energy using the silicon based rechargeable lithium battery We are developing solutions specifically targeted for the military, transportation vehicles, and portable electronics applications. Our long-lasting, efficient and safe power solutions include devices, such as notebook PCs, military radios, and other power-hungry computer, entertainment and communications products. We use a unique patented, silicon-based design for our micro fuel cells and our battery that create higher power densities and enables lighter-weight, smaller form-factors, and will potentially create more cost effective manufacturing and potentially lower product costs.

With our Formira Hydrogen on demand system, a reformer platform for direct on-site generation of hydrogen gas, customers will be able carry a liquid with a better safety profile and generate hydrogen gas at point of use rather than carrying high pressure hydrogen gas cylinders. The hydrogen is designed to be consumed directly by a fuel cell, using either our silicon based fuel cell, or commercially available proton exchange membrane (PEM) fuel cells.

We currently are doing our battery development at a facility in Beaverton, OR, and the Company is primarily focused on the battery development at this time. We are using a variety of consultants for business development, who are located worldwide, and who are compensated based on commercial success. We currently operate out of Bothell, Washington.

Due to a combination of tepid interest in fuel cell and hydrogen generation technology, and severe capital constraints, the Company is exploring various licensing avenues for the fuel cell and hydrogen generation technologies, and is focusing its limited resources on the development of the silicon based rechargeable lithium battery.

The deployment of our business strategy has been delayed during 2015 and 2016 by the availability of capital and our inability to raise sufficient capital to fund ongoing operations, sales and marketing and production. Assuming we are able to continue to obtain sufficient financing, we intend to focus on production and delivery of products to customers and sales efforts. We intend to continue to develop business relationships and demonstrate our technology to potential leading edge adopters.

Going Concern

 The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of our Company as a going concern. Since inception, we have reported net losses, including losses of $2,418,835 and $4,363,574 during the years ended September 30, 2016 and 2015, respectively, and we expect losses to continue in the near future as we grow our operations. At September 30, 2016, we have a working capital deficit of $2,614,501, and an accumulated deficit of $69,150,040. Net cash used by operating activities was $878,548 and $1,956,157 during the years ended September 30, 2016 and 2015, respectively. We have funded our operations through sales of our common and preferred stock, and short-term borrowings. In this regard, during the year ended September 30, 2016, we raised a net amount of $872,582 from our financing activities. These factors raise substantial doubt about our ability to continue as a going concern. Subsequent to September 30, 2016, we have received additional investment (see Note 13 to our Notes to Consolidated Financial Statements).

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

Recent Financing Activities

 In December 2015, we received proceeds from Union Capital LLC, for the issuance of an 8% Convertible Promissory Note in the principal amount of $170,250. In conjunction with the transaction, Union Capital LLC retired the Company’s debt obligation to Inter-Mountain Capital LLC in full and we issued a replacement note to Union Capital LLC in the amount of $388,428.

 In February 2016, we received proceeds from Union Capital LLC, for the issuance of an 8% Convertible Redeemable Note in the principal amount of $28,000. Also in February 2016, we received proceeds from this lender for the issuance of an 8% Convertible Redeemable Note in the principal amount of $50,000, which included legal expenses in the amount of $2,500 and financing fees of $5,000.

 In April 2016, we received proceeds from Union Capital LLC, for the issuance of an 8% Convertible Redeemable Note in the principal amount of $50,000.

 During the year ended September 30, 2016, we received proceeds for a series of six month notes issued to various individuals bearing interest at the rate of 8% per annum on the unpaid principal balance. The notes were of various amounts, from $1,000 to $125,000, totaling $405,455.

 During the year ending September 30, 2016, we issued 187,654 shares of Series B preferred stock to Sierra Trading Corp and Summit Trading LLC at a price per share of $1 for gross cash proceeds of $187,654.

Liquidity and Capital Resources

 We used cash of $878,548 in our operating activities in the year ended September 30, 2016, compared to $1,956,157 in the same period in 2015. During the year ended September 30, 2016, our use of cash was offset by $176,519 for the payment of services with equity instruments and $543,108 by the amortization of certain debt discounts. We also incurred a non-cash gain of $125,092 related to gain on debt settlements. During the year ended September 30, 2016, we incurred changes in operating assets and liabilities of $776,456 that off set our use of cash.

We used $0 for investing activities related to fixed asset purchases and received $61,497 in proceeds from sales of fixed assets in the year ended September 30, 2016, compared to $9,572 and $13,500, respectively, in the same period in 2015.

Our financing activities provided cash of $872,582 in the year ended September 30, 2016 compared to $1,481,831 in the same period in 2015. During the year ended September 30, 2016, we:

•         sold Series B preferred stock and received net proceeds of $187,654; and

•         received proceeds from convertible notes payable, net of payments of principals and deferred loan fees, of $684,928

Results of Operations

Year Ended September 30, 2016, Compared to Year Ended September 30, 2015

Revenues for the years ended September 30, 2016 and 2015 were $0 and $196,073 respectively. In fiscal year 2015 revenue was predominately from a multiyear development contract with a customer.

Research and development expenses (“R&D”) consist primarily of salaries and other personnel-related expenses, facilities costs, and other laboratory and research related expenses. Total R&D costs for the year ended September 30, 2016 decreased by $896,925 to $423,912 from $1,320,837 for the same period in 2015.  The decrease was primarily due to decrease in R&D salaries and wages of $412,785, a decrease in project expenses of $411,891 and a decrease in facilities cost and depreciation expense of $72,249, due to a reduction in operating activities.

Marketing and sales expenses (“Marketing”) consist primarily of salaries and other personnel-related expenses, marketing, patent expenses, public relations consultants, and other related expenses to market products and prepare for placement of product into market. Total Marketing costs for the year ended September 30, 2016 decreased by $529,291 to $761,208 from $1,290,499 for the same period in 2015. The decrease was primarily due to decrease in Marketing salaries, wages, benefits and stock compensation of $433,340 to $143,003 from $576,343, a decrease in marketing, patent expense, public relations consultants and other related expenses of $95,950 to $618,206 from $714,156.

General and administrative expenses (“G&A”) consist primarily of salaries and related expenses for our management, finance and related personnel, professional fees, such as accounting and legal, corporate insurance and facilities costs, and non-employee members of our board of directors. G&A expenses decreased to $521,030 from $1,275,375 for the same period in 2015. The decrease in G&A expense in the year ended September 30, 2016 of $754,345  was primarily due to the following:

•         a decrease in employee and director stock compensation expense of $508,338 to $0 from $508,338, recorded for the same period in 2015. The decrease was due to no issuance of warrants compared to the issuance of new warrants to the directors in the same period in 2015. The new warrants were issued and expensed to replace warrants that had expired for the directors.

•         a decrease in board compensation of $12,372 to $52,000 from $64,372, recorded in the same period in 2015. The decrease is due to a reduction in board meeting attendance in 2016, compared to 2015.

•         an increase in other expenses of $8,609 to $60,996 from $52,387 recorded in the same period in 2015. The increase is nearly all due to an increase in travel expenses of the directors and officers.

•         a decrease in salaries expense of $70,982 to $49,860 from $120,842 (including payroll taxes and benefits), recorded for the same period in 2015. Most of the salary expense is due to reduction of staffing in 2016, compared to 2015.

•         a decrease in professional services of $171,262 to $358,174 from $529,436, recorded for the same period in 2015. Most of the decrease in professional services is due to the decrease in legal and accounting expenses.

Interest expense increased by $22,738 for the year ended September 30, 2016 to $692,105 compared with $669,368 in the same period in fiscal 2015. The increase in the year ended September 30, 2016 compared with the same period in 2015 was primarily due to increases in notes payable as new debt was added during 2016.

Financing costs decreased $96,331 to $206,343 from $302,674, recorded in the same period in 2015. The decrease in the year ended September 30, 2016 compared with the same period in 2015 was primarily due to decreased costs in acquiring new debt.

Gain on settlements of liabilities decreased $178,554 to $125,092 from $303,646, recorded in the same period in 2015. The decrease in the year ended September 30, 2016 compared with the same period in 2015 was primarily due to a large gain recorded in 2015, when liabilities were removed due to reaching the statute of limitations for vendor debt recovery, compared to a smaller gain recorded in 2016 as less liabilities were removed.

We are not certain how the current economic conditions may affect our business. Government agencies and private industry may not have the funds to purchase our power systems. We may find it difficult to raise capital. Other than as discussed herein, the Company does not know of any material trends, events or uncertainties that may impact its operations in the future.

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

Off-Balance Sheet Arrangements

As of September 30, 2016 we did not have any off-balance sheet arrangements.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Neah Power Systems, Inc.

Bothell, Washington

We have audited the accompanying consolidated balance sheets of Neah Power Systems, Inc. and Subsidiary ("the Company") as of September 30, 2016 and 2015, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Neah Power Systems, Inc. and Subsidiary, as of September 30, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 3 to the consolidated financial statements, the Company had an accumulated deficit of $69,150,040 and a working capital deficit of $2,614,501 at September 30, 2016.  Additionally, net cash used in operating activities was $878,548 for the year ended September 30, 2016, and the Company has experienced recurring net losses since inception.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans regarding this matter are also described in Note 3.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ PETERSON SULLIVAN LLP

Seattle, Washington

August 8, 2018

NEAH POWER SYSTEMS, INC CONSOLIDATED BALANCE SHEETS

ASSETS
	September 30, 2016	September 30, 2015

Current Assets
Cash & cash equivalents	$60,268	$4,737
Restricted cash	10,000	10,000
Prepaid expenses and other current assets	39,762	63,696
Deferred loan fees	29,474	142,061
Total current assets	139,504	220,494

Property and equipment, net	45,775	70,203

Total assets	$185,279	$290,697

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$878,586	$344,484
Accrued compensation and related expenses	747,948	719,540
Other liabilities	26,890	98,583
Notes payable and accrued interest, net of discount of $45,775and $72,255 respectively	1,100,581	860,825
Total current liabilities	2,754,005	2,023,432

Long term liabilities
Notes payable and accrued interest, net of discount of $173,383 and $0 respectively	121,574	-
Total liabilities	2,875,579	2,023,432

COMMITMENTS AND CONTINGENCIES (SEE NOTE11)

Stockholders' deficit
Preferred stock $0.001par value: 5,000,000 shares authorized Series B convertible: 2,222,022 shares designated, 1,222,236 and 1,203,576 shares issued and outstanding, respectively	1,222	1,204

Common stock $0.001 par value, 5,400,000,000 shares authorized 2,596,508,421 and 1,286,829,462 shares issued and outstanding, respectively	2,596,508	1,286,829
Additional paid-in-capital	63,862,010	63,710,437
Accumulated deficit	(69,150,040)	(66,731,205)

Total stockholders' deficit	(2,690,300)	(1,732,735)

Total liabilities and stockholders' deficit	$185,279	$290,697

See Notes to Consolidated Financial Statements

NEAH POWER SYSTEMS, INC CONSOLIDATED STATEMENTS OF OPERATIONS
	For the year ended September 30,
	2016	2015

Revenues		$196,073
Cost of revenues		11,740

Gross profit		184,333

Operating expenses
Research and development expense	$423,912	1,320,837
Marketing and sales	761,208	1,290,499
General and administrative expense	521,030	1,275,375

Total operating expenses	1,706,150	3,886,711

Loss from operations	(1,706,150)	(3,702,378)

Other income (expense)
Financing costs	(206,343)	(302,674)
Interest expense	(692,105)	(669,368)
Gain on disposal of equipment	60,671	13,500
Gain on extinguishment of liabilities, net	125,092	303,646
Other		(6,300)

Net loss	$(2,418,835)	$(4,363,574)

Net loss per share
Basic and diluted loss per common share	(0.00)	(0.00)

Weighted average shares used to compute net income (loss) per share
Basic and diluted weighted average common shares outstanding	1,758,188,794	1,060,777,052

See Notes to Consolidated Financial Statements

NEAH POWER SYSTEMS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended September 30,
	2016	2015

Cash flows from operating activities:
Net loss	$(2,418,835)	$(4,363,574)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	23,602	22,881
Amortization of debt discount	543,108	606,364
Amortization of deferred loan fees	161,365	219,776
Expense from financing costs paid in equity and debt issuance	-	35,999
Stock-based compensation expense from options, warrants, and shares issued for services	176,519	1,521,055
Expense paid with issuance of promissory note	45,000	-
Gain on extinguishment of liabilities, net	(125,092)	(303,646)
Gain on disposal of equipment	(60,671)	(13,500)
Other	-	6,300
Changes in operating assets and liabilities
Prepaid expenses and other current assets	23,934	101,412
Accounts payable	406,610	(51,167)
Accrued compensation and related expense	198,547	191,153
Accrued interest and other liabilities	147,365	70,790
Net cash used in operating activities	(878,548)	(1,956,157)
Cash flows from investing activities:
Proceeds from sale of equipment	61,497	13,500
Purchase of fixed assets	-	(9,572)
Net cash provided by investing activities	61,497	3,928
Cash flows from financing activities:
Proceeds from notes payable, net	1,122,134	907,500
Financing Fees deducted from notes payable proceeds	(48,778)	-
Proceeds from sale of preferred stock	187,654	642,463
Principal payments on notes payable	(388,428)	(68,132)
Net cash provided by financing activities	872,582	1,481,831
Net change in cash and cash equivalents	55,531	(470,398)
Cash and cash equivalents, beginning of period	4,737	475,135
Cash and cash equivalents, end of period	$60,268	$4,737

Supplemental cash flow information
Cash paid for interest	$5,976	$1,243
Cash paid for income taxes	$-	$-

Noncash investing and financing activities
Shares and warrants issued in connection with settlement of liabilities and conversion of convertible notes	$407,086	$561,093
Discount (including beneficial conversion feature) on notes payable	$690,011	$630,233
Warrants issued as a loan fee	$-	$288,712
Original issue discount on notes payable issued	$-	$50,000
Accounts payable converted to debt	$-	$30,000

See Notes to Consolidated Financial Statements

NEAH POWER SYSTEMS, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT For the years ended September 30, 2016 and 2015

	Preferred stock						Total Stockholders' Deficit
	Series B Preferred Stock		Common stock		Additional paid-in capital	Accumulated Deficit
	Shares	Amount	Shares	Amount
Balances at September 30, 2014	1,314,988	$1,315	966,107,350	$966,107	$60,351,492	$(62,367,631)	$(1,048,717)
Issuance of common stock on conversion of notes payable and accrued interest			152,134,000	152,134	408,959		561,093
Issuance of common stock and warrants for services			6,646,113	6,646	1,213,343		1,219,989
Issuance of common stock and warrants in connection with fee associated with note payable issues			5,931,818	5,932	318,780		324,712
Warrant issued in connection with note payable					208,000		208,000
Stock-based compensation - options					301,066		301,066
Issuance of Series B Preferred Stock	642,462	642			641,821		642,463
Conversion of Series B Preferred Stock to common stock	(753,874)	(754)	156,010,181	156,010	(155,256)		-
Beneficial conversion feature on convertible debt issued					422,233		422,233
Net loss for the year ended September 30, 2015						(4,363,574)	(4,363,574)
Balances at September 30, 2015	1,203,576	$1,204	1,286,829,462	$1,286,829	$63,710,437	$(66,731,205)	$(1,732,735)
Issuance of common stock on conversion of notes payable and accrued interest			1,163,045,205	1,163,045	(755,959)		407,086
Issuance of common stock and warrants for services			10,761,094	10,761	141,384		152,145
Stock-based compensation - options					24,374		24,374
Issuance of Series B Preferred Stock	187,654	187			187,467		187,654
Conversion of Series B Preferred Stock to common stock	(168,994)	(169)	135,872,660	135,873	(135,704)		0
Beneficial conversion feature on convertible debt issued					690,011		690,011
Net loss for the year ended September 30, 2016						(2,418,835)	(2,418,835)
Balances at September 30, 2016	1,222,236	$1,222	2,596,508,421	$2,596,508	$63,862,010	$(69,150,040)	$(2,690,300)

See Notes to Consolidated Financial Statements

NEAH POWER SYSTEMS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Description of business

Organization

Our Company was incorporated in the State of Nevada in 2001, as Neah Power Systems, Inc., and together with its subsidiary, is referred to as the “Company”, “we”, “us”, or “our”.

Reporting Status

On May 15, 2017, the Company chose to file a Form 15, terminating its obligation to file current, quarterly and annual SEC reports. The Company intends to maintain its non-reporting status for the foreseeable future (see Note 13 – Subsequent Events)

Business

We are engaged in the development and sale of renewable energy solutions using our direct methanol micro fuel cell technology, our reformer technology, and our silicon based rechargeable battery technology. This allows us to generate hydrogen using our Formira® reformer technology, use that hydrogen, or use methanol directly, using the PowerChip® fuel cell technology, and then store that energy using the silicon based rechargeable lithium battery. We are developing solutions specifically targeted for the military, transportation vehicles, and portable electronics applications. Our long-lasting, efficient and safe power solutions include devices, such as notebook PCs, military radios, and other power-hungry computer, entertainment and communications products. We use a unique patented, silicon-based design for our micro fuel cells and our battery that create higher power densities and enables lighter-weight, smaller form-factors, and will potentially create more cost effective manufacturing and potentially lower product costs.

With our Formira hydrogen on demand system, a reformer platform for direct on-site generation of hydrogen gas, customers will be able to carry a liquid with a better safety profile and generate hydrogen gas at point of use rather than carrying high pressure hydrogen gas cylinders. The hydrogen is designed to be consumed directly by a fuel cell, using either our silicon based fuel cell, or commercially available proton exchange membrane (PEM) fuel cells.

We currently are doing our battery development at a third party facility in Beaverton, OR, and the Company is primarily focused on the battery development at this time. We are using a variety of consultants for business development, who are located worldwide, and who are compensated based on commercial success. We currently operate out of Bothell, Washington.

Due to the greater commercial interest in rechargeable battery systems, we are primarily focusing our limited resources on the development and marketing of our lithium battery technology while at the same time exploring licensing opportunities for the fuel cell and hydrogen markets.

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

NEAH POWER SYSTEMS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Fair value of financial instruments

The carrying value of cash and cash equivalents approximate their fair value (determined based on level 1 inputs in the fair value hierarchy) based on the short-term nature of these financial instruments. The carrying values of the notes payable and accrued interest approximate their fair value (determined based on level 3 inputs in the fair value hierarchy) because interest rates approximate market interest rates.

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

NEAH POWER SYSTEMS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Revenue recognition

In general, we recognize revenue when we have persuasive evidence of an arrangement, the services/goods have been provided or delivered to the customer, the price is fixed and determinable, no significant unfulfilled obligations exist, and collectability is reasonably assured. Revenue from research and development arrangements is recognized either (a) as performance is estimated to be completed which is based on factors such as costs or direct labor hours of the project, or (b) using the milestone method if the contractual milestones in the arrangement are determined to be substantive. Each research and development arrangement is analyzed to determine the appropriate revenue recognition method to be utilized. Estimates of performance completion are reviewed on a periodic basis and are subject to change, and changes could occur in the near term. If an estimate is changed, revenue could be impacted significantly. Payments received in excess of amounts earned are recorded as deferred revenue. Revenue from the sale of products and prototypes is generally recognized after both the goods are shipped to the customer and acceptance has been received, if required. Our products are shipped complete and ready to be incorporated into higher-level assemblies by our customers. The terms of the customer arrangements generally pass title and risk of ownership to the customer at the time of shipment. Revenue for the year ended September 30, 2015 included $172,285 from a customer located in India.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation. There has been no impact on previously reported net loss or stockholders’ deficit from such reclassifications.

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for the fiscal and interim reporting periods beginning after December 15, 2017 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09. Management is currently evaluating the impact of the Company's pending adoption of ASU 2014-09 on its consolidated financial statements. With no current revenue streams, it is not determinable what the impact of ASU 2014-09 will be. The effective date of ASU 2014-09 was delayed one year, changed from December 15, 2016 to December 15, 2017 by the FASB in July 2015 although entities can still elect to adopt beginning during fiscal reporting periods, beginning after December 15, 2016.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014-15), which provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 will be effective for the year ended September 30, 2017 and the Company will implement any changes at that time.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 will be effective for the year ended September 30, 2017. The Company does not expect adoption of ASU 2015-03 to have a material impact on its consolidated financial statements. Upon adoption of ASU 2015-03, deferred loan fees that have historically been recorded as assets will be recorded as a debt discount and netted against the related debt in the consolidated balance sheet.

NEAH POWER SYSTEMS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases: Topic 842 (ASU 2016-02) that replaces existing lease guidance. The new standard is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet. Under the new guidance, leases will continue to be classified as either finance or operating, with classification affecting the pattern of expense recognition in the Consolidated Statements of Operations. Lessor accounting is largely unchanged under ASU 2016-02. Adoption of ASU 2016-02 is required for fiscal reporting periods beginning after December 15, 2018, including interim reporting periods within those fiscal years with early adoption being permitted. The new standard is required to be applied with a modified retrospective approach to each prior reporting period presented with various optional practical expedients. The Company is currently evaluating the potential impact of the pending adoption of ASU 2016-02 on its consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU-2016-09). The updated guidance simplifies and changes how companies account for certain aspects of share-based payment awards to employees, including accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification of certain items in the statement of cash flows. Adoption of ASU 2016-09 is required for fiscal reporting periods beginning after December 15, 2016. In future years, the Company will implement any changes as prescribed in this update.

In August 2016, the FASB issued Accounting Standards Update No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15). The updated guidance clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. Adoption of ASU 2016-15 is required for fiscal reporting periods beginning after December 15, 2017, including interim reporting periods within those fiscal years with early adoption being permitted. We do not expect the adoption of ASU 2016-15 to have a material impact on our consolidated financial statements.

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (ASU 2016-18) which amends ASC 230 to add or clarify guidance on the classification and presentation of restricted cash in the statement of cash flows. The amended guidance requires that amounts that are deemed to be restricted cash and restricted cash equivalents be included in the cash and cash-equivalent balances in the statement of cash flows. A reconciliation between the consolidated balance sheet and the statement of cash flows must be disclosed when the consolidated balance sheet includes more than one line item for cash, cash equivalents, restricted cash, and restricted cash equivalents. The guidance also requires that changes in restricted cash and restricted cash equivalents that result from transfers between cash, cash equivalents, and restricted cash and restricted cash equivalents should not be presented as cash flow activities in the statement of cash flows. An entity with a material balance of amounts generally described as restricted cash and restricted cash equivalents must disclose information about the nature of the restrictions. Adoption of ASU 2016-18 is required for fiscal reporting periods beginning after December 15, 2017, including interim reporting periods within those fiscal years with early adoption being permitted. The Company is evaluating the potential impact on its consolidated financial statements.

In June 2018, the FASB issued Accounting Standards Update No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The updated guidance seeks to simplify several aspects of the accounting for nonemployee share-based payment transactions. The Company is evaluating the potential impact on its consolidated financial statements.

Note 3 – Going concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of our Company as a going concern. Since inception, we have reported net losses, including losses of $2,418,835 and $4,363,574 during the years ended September 30, 2016 and 2015, respectively, and we expect losses to continue in the near future as we grow our operations. At September 30, 2016, we have a working capital deficit of $2,614,501, and an accumulated deficit of $69,150,040. Net cash used by operating activities was $878,548 and $1,956,157 during the years ended September 30, 2016 and 2015, respectively. We have funded our operations through sales of our common and preferred stock, short-term borrowings and long-term borrowings. In this regard, during the year ended September 30, 2016, we raised a net amount of $872,582 from our financing activities. These factors raise substantial doubt about our ability to continue as a going concern.

We require additional financing to execute our business strategy and to satisfy our near-term working capital requirements. Our operating expenses will use a significant amount of our cash resources. Our management intends to raise additional financing to fund future operations and to provide additional working capital to further fund our growth. There is no assurance that such financing will be obtained in sufficient amounts necessary or on terms favorable or acceptable to us to meet our needs. In the event that we cannot obtain additional funds, on a timely basis or our operations do not generate sufficient cash flow, we may be forced to curtail our development or cease our activities. Subsequent to September 30, 2016, we have received additional investment (see note 13).

The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classifications of liabilities that may result from the outcome of this uncertainty.

NEAH POWER SYSTEMS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Net loss per share

Basic and diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Common stock equivalents for 2016 and 2015 are excluded as the effect would be anti-dilutive due to our net losses. The following numbers of shares have been excluded from net loss per share computations for the fiscal years ending September 30, 2016 and 2015, respectively:

Shares	2016	2015
Convertible preferred stock	922,007,111	661,749,257
Convertible debt	1,538,616,111	364,953,649
Common stock options (see note 9)	163,931,804	232,446,007
Common stock purchase warrants (see note 9)	492,574,124	477,542,486

All of the convertible preferred stock issued is convertible solely at the Company’s option. Convertible debt payments are either to be made in cash or in converted shares. (Please see Notes 8 and 9 for specific provisions of convertible of preferred stock and debt instruments.) While being exercisable, all of the common stock options exercise prices exceed the current market price for common stock.

Note 5 – Property and equipment

Property and equipment consisted of the following at September 30, 2016 and 2015, respectively:

	September 30, 2016	September 30, 2015
Laboratory equipment	$425,900	$1,149,219
Computer hardware and software	114,016	213,376
Leasehold improvements	0	579,641
Total property and equipment	$539,916	$1,942,236

Accumulated depreciation and amortization	(494,141)	(1,872,033)

Net property and equipment	$45,775	$70,203

Note 6 – Prepaid Expenses and Other Current Assets

Prepaid Expenses and Other Current Assets consist of the following at September 30, 2016 and 2015, respectively:

Prepaid Assets	2016	2015
Insurances	$6,090	$14,904
Deposits	13,540	23,298
Advanced Payments on Manufactured Product	13,143	13,143
Other	6,989	12,351
Total	$39,762	$63,696

Note 7 – Accrued compensation due executive officers and board of directors

Due to working capital limitations, we have deferred payments of compensation to our Chief Executive Officer and former Chief Financial Officer, our former Acting Principal Financial Officer and to members of our board of directors, which are included in accrued compensation and related expenses in the accompanying consolidated balance sheets. Accrued compensation due to executive officers and board of directors consisted of the following:

	September 30, 2016	September 30, 2015
Due to officers	$475,232	$475,972
Due to directors	236,821	184,821
Total	$712,053	$660,793

Of the balance of the $747,947 and $719,540 in accrued compensation and related expenses in the consolidated balance sheets at September 30, 2016 and 2015, $60,506 and $57,803 respectively is related to accrued paid time off and to accrued payroll taxes on deferred compensation. Included in the $475,232 and $475,972 due to officers at September 31, 2016 and 2015 respectively, is $0 and $170,139, respectively, owed to Advanced Materials Advisory LLC and $60,500 and $0, respectively, owed to Jeffrey A May, PC (see note 12).

NEAH POWER SYSTEMS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Notes payable

Notes payable and accrued interest consisted of the following:

	September 30, 2016	September 30, 2015
Convertible debentures	$1,285,133	$888,510
Accrued interest	156,180	44,570
Debt discount	(219,158)	(72,255)
Total	$1,222,155	$860,825

Issuance of Convertible Promissory Notes – Inter-Mountain

On May 7, 2014 we received an initial payment on a May 5, 2014 Securities Purchase Agreement with Inter-Mountain Capital Corporation LLC (“Inter-Mountain”), for the sale of a 5% Secured Convertible Promissory Note in the principal amount of $832,500, which included legal expenses in the amount of $7,500 and a $75,000 original issue discount, for net proceeds of $750,000, consisting of $450,000 paid in cash at closing in May 2014 with the remaining amount of $300,000 funded in March 2015. The outstanding balance of this note in our consolidated balance sheets at September 30, 2016, and September 30, 2015, is zero and $231,010, respectively. The note bore interest at the rate of 5% per annum. All interest and principal was to be repaid on or prior to October 7, 2015. The note, as amended, was convertible into common stock at the lesser of $0.05 per share or 75% (the “Conversion Factor”) of the average of the three (3) lowest VWAPs in the twenty (20) Trading Days immediately preceding the applicable Conversion (the “Market Price”), provided that if at any time the average of the three (3) lowest VWAPs in the twenty (20) Trading Days immediately preceding any date of measurement was below $0.01, then in such event the Conversion Factor would be reduced to 70% for all future Conversions. The Company had the option to prepay the note at the rate of 125%.

We recorded beneficial conversion feature in the amount of $76,706 for the funding paid at initial closing in May of 2014, and an additional $135,178 for the amount funded in March 2015. During the years ended September 30, 2016 and 2015, we amortized $5,024 and $178,539 respectively, to interest expense for these notes in our consolidated statements of operations. During the year ended September 30, 2016, the Company opted to convert $78,750, of principal and interest into 60,458,806 shares of common stock. On conversion, we recorded a reduction to accrued interest of $2,692, and a reduction to notes payable in the amount of $76,058. During the year ended September 30, 2015, the Company opted to convert $561,093, of principal and interest into 152,134,000 shares of common stock. On conversion, we recorded a reduction to accrued interest of $27,735, and a reduction to notes payable in the amount of $533,358. During the year ended September 30, 2015, The Company also opted to pay one installment of $69,375 in cash and recorded a reduction to accrued interest of $1,243, and a reduction to notes payable in the amount of $68,132.

On June 17, 2015 we received an initial payment on a June 16, 2015 Securities Purchase Agreement with Inter-Mountain, for the sale of a 5% Secured Convertible Promissory Note in the principal amount of $832,500, which includes legal expenses in the amount of $7,500 and a $75,000 original issue discount, for net proceeds of $750,000, consisting of $150,000 paid in cash at closing and four secured promissory notes payable to the Company, aggregating $600,000, bearing interest at the rate of 5% per annum. On July 31, 2015 one of the secured promissory notes was partially paid and the Company received $50,000 and that note had a $100,000 remaining balance. The outstanding net balance of these notes on our consolidated balance sheets at September 30, 2016, and September 30, 2015, is zero and $227,500, respectively. The note bore interest at the rate of 5% per annum. All interest and principal was to be repaid on or prior to September 15, 2016. The note was convertible into common stock at the lesser of $0.05 per share or 75% (the “Conversion Factor”) of the average of the three (3) lowest VWAPs in the twenty (20) Trading Days immediately preceding the applicable Conversion (the “Market Price”), provided that if at any time the average of the three (3) lowest VWAPs in the twenty (20) Trading Days immediately preceding any date of measurement was below $0.01, then in such event the Conversion Factor shall be reduced to 70% for all future Conversions. The Company had the option to prepay the note at the rate of 125%.

We recorded beneficial conversion feature in the amount of $95,056 for this note during the year ended September 30, 2015. During the years ended September 30, 2016 and 2015, we amortized $67,231 and $27,825, respectively to interest expense in our consolidated statements of operations.

On December 16, 2015, these notes were paid in full in the amount of $388,427.77 and replaced in the full amount by a note with Union Capital (see below). As of September 30, 2016 the Company no longer has a liability to Inter-Mountain.

NEAH POWER SYSTEMS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Convertible Promissory Note- Rich Niemiec

In December 2014, we issued a convertible promissory note to Rich Niemiec in the amount of $400,000 and warrants to purchase 50,000,000 shares of our common stock at the price of $0.008 per share, subject to adjustment, for proceeds of $400,000. The note was interest bearing at an initial rate of 10% per annum and had a maturity date of June 18, 2015. The Conversion Price per share of Common Stock would have been the lower of (A) the 10-day trailing volume weighted average price of the Borrower’s Common Stock, calculated at time of conversion, or (B) $0.008 (“Fixed Price Component”) subject to adjustment. The Fixed Price Component of the Conversion Price would have been subject to adjustments during the period that the Note is outstanding. Each adjustment would have been at the Holder’s election, using the 10-day trailing volume weighted average bid price of the Borrower’s Common Stock at the time of such election (the “New Reference Price”). If the New Reference Price was less than the existing Fixed Price Component of the Conversion Price, then the New Reference Price would have been used as the new Fixed Price Component of the Conversion Price subject to a floor of $0.003 per share. This convertible promissory note was senior to all existing debt of the Borrower and was subordinate to any future line of credit backed by the Borrower’s accounts receivable and inventory. This convertible note was un-perfected but secured by the assets of the Borrower. Such security interest would have been affected upon an Event of Default. The Company recorded a debt discount related to the value of the warrants in the amount of $208,000. The debt discount amount recorded related to the warrants was determined based on the relative fair value of the note payable and the warrants. The fair value of the warrants was determined using the Black-Scholes-Merton model. The Company also recorded a debt discount related to a beneficial conversion feature in the amount of $192,000 for this note. The total debt discount of $400,000 was fully amortized to interest expense in our consolidated statement of operations for the year ended September 30, 2015. The outstanding balance of this note in our consolidated balance sheet is $400,000 at both September 30, 2016 and 2017.

On June 19, 2015, the Company opted for an automatic extension of the maturity date of the Note of six months to December 19, 2015 under the terms of the original agreement. Per these terms, the interest rate increased from 10% per annum to 18% on the outstanding principal balance, and the Company issued a warrant to purchase an additional 52,493,151 shares of common stock at an exercise price of $0.008 per share, pursuant to the terms of the agreement. The fair value of the warrant of $288,712 was determined using the Black-Sholes-Merton model and was being amortized to expense over the amended term of the debt with $128,315 and $160,397 amortized to financing costs in our consolidated statements of operations for the years ended September 30, 2016 and 2015 respectively. Subsequent to September 30, 2016, this obligation has been paid in full (see note 13).

Convertible Promissory Note Payable – JMJ Financial

On November 4, 2015 we received an initial payment of $30,000 on a Convertible Promissory Note with JMJ Financial, a Nevada sole proprietorship. The note was for an amount of up to $250,000 10% Original Issue Discount (“OID”) dated October 28, 2015. The Note was interest free if repaid within 90 days of the effective date, otherwise a one-time interest charge of 12% would be applied to the principal balance in addition to the 10% OID. The note was not repaid within 90 days and therefore incurred interest. The maturity date was to be two years from the effective date of each payment. The note was convertible into common stock at the price lesser of $0.0026 per share or 63% of the lowest trade price in the 25 trading days previous to the conversion.

We recorded beneficial conversion feature in the amount of $20,000 for this note during the year ended September 30, 2016. During the year ended September 30, 2016, we amortized $20,000 to interest expense in our consolidated statement of operations.

This note was fully converted to stock by election of note holder during the year ended September 30, 2016, with 122,148,135 shares of stock issued to the note holder, paying off the principal balance of $30,000 and accrued interest of $7,333.

December 2015 Convertible Promissory Notes Payable – Union Capital

On December 17, 2015 we received proceeds from Union Capital LLC (“Union Capital”), for the issuance of an 8% Convertible Promissory Note in the principal amount of $170,250 which included legal expenses in the amount of $70,240. In conjunction with the transaction, Union Capital retired the Company’s debt obligation to Inter-Mountain Capital LLC in full and we issued a replacement note to Union Capital in the amount of $388,428.

The notes bear interest at the rate of 8% per annum. All interest and principal was to have been repaid on or prior to December 17, 2017. The notes were convertible into common stock at the price of sixty percent (60%) of the lowest trading price in the prior 20 trading days before conversion. The Company had the option to prepay the $170,250 note at the rate of 120% of the face amount if repaid within the first 60 days.

We recorded beneficial conversion feature in the amount of $558,678 for these notes during the year ended September 30, 2016. During the year ended September 30, 2016, we have amortized $385,295 to interest expense in our consolidated statement of operations.

During the year ended September 30, 2016, Union Capital opted to convert $291,003 of principal and interest into 980,438,264 shares of common stock. On conversion, we recorded a reduction to accrued interest of $9,003 and a reduction to notes payable in the amount of $282,000.

The outstanding balances of these notes were $276,678 at September 30, 2016. Subsequent to September 30, 2016, this obligation was paid in full (see note 13).

NEAH POWER SYSTEMS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 3, 2016 Convertible Note Payable – Union Capital

On February 3, 2016, we received proceeds from Union Capital, for the issuance of an 8% Convertible Redeemable Note in the principal amount of $28,000, which included legal expenses in the amount of $2,000.

The note bore interest at the rate of 8% per annum on the unpaid principal balance. All interest and principal was to have been repaid on or prior to February 3, 2017. The note and interest were convertible into common stock at the price of sixty percent (60%) of the lowest trading price in the prior 20 trading days before conversion. The Company had the option to prepay the $28,000 note at the rate of 120% of the face amount plus any accrued interest if repaid within the first 60 days. If the note was prepaid after 60 days after the issuance date, but less than 121 days after the date of issuance, then the Company would have prepaid the note at 135% of the face amount plus any accrued interest. If the note was prepaid after 120 days after the issuance date, but less than 180 days after the date of issuance, then the Company would have prepaid the note at 140% of the face amount plus any accrued interest. This note could not be prepaid after the 6th month anniversary.

We recorded beneficial conversion feature in the amount of $28,000 for this note during the year ended September 30, 2016. During the year ended September 30, 2016, we amortized $18,664 to interest expense in our consolidated statement of operations.

The outstanding balance of this note was $28,000 at September 30, 2016. Subsequent to September, 30, 2016, this obligation was paid in full (see note 13).

February 23, 2016 Convertible Note Payable – Union Capital

On February 23, 2016, we received proceeds from Union Capital, for the issuance of an 8% Convertible Redeemable Note in the principal amount of $50,000, which included legal expenses in the amount of $2,500 and financing fees of $5,000.

The note bore interest at the rate of 8% per annum on the unpaid principal balance. All interest and principal was to be repaid on or prior to February 23, 2017. The note and interest were convertible into common stock at the price of sixty percent (60%) of the lowest trading price in the prior 20 trading days before conversion. The Company had the option to prepay the $50,000 note at the rate of 120% of the face amount plus any accrued interest if repaid within the first 60 days. If the note was prepaid after 60 days after the issuance date, but less than 121 days after the date of issuance, then the Company would have prepaid the note at 135% of the face amount plus any accrued interest. If the note was prepaid after 120 days after the issuance date, but less than 180 days after the date of issuance, then the Company would have prepaid the note at 140% of the face amount plus any accrued interest. This note could not be prepaid after the 6th month anniversary.

We recorded beneficial conversion feature in the amount of $50,000 for this note during the year ended September 30, 2016. During the year ended September 30, 2016, we amortized $30,211 to interest expense in our consolidated statement of operations.

The outstanding balance of this note was $50,000 at September 30, 2016. Subsequent to September, 30, 2016, this obligation was paid in full (see note 13).

April 01, 2016 Convertible Note Payable – Union Capital

On April 2016, we received proceeds from Union Capital, for the issuance of an 8% Convertible Redeemable Note in the principal amount of $50,000, which included legal expenses in the amount of $2,500 and financing fees of $5,000.

The note bore interest at the rate of 8% per annum on the unpaid principal balance. All interest and principal was to be repaid on or prior to April 01, 2017. The note and interest were convertible into common stock at the price of sixty percent (60%) of the lowest trading price in the prior 20 trading days before conversion.

The note terms included the following penalties: if the note was paid within 60 days of issuance date, then it could be paid off at 120% of the face amount plus any accrued interest, if the note was paid after 60 days after the date of issuance but less than 121 days after the issuance date, then the note would have been paid off at 135% of face plus any accrued interest, if the note was paid off after 120 days after the issuance date but less than 180 days after the issuance date, then the note would have been paid off at 140% of the face amount plus any accrued interest. This note could not be prepaid after the 6th month anniversary.

We recorded beneficial conversion feature in the amount of $33,333 for this note during the year ended September 30, 2016. During the year ended September 30, 2016, we have amortized $16,683 to interest expense in our consolidated statement of operations.

The outstanding balance of this note was $50,000 at September 30, 2016. Subsequent to September, 30, 2016, this obligation was paid in full (see note 13).

NEAH POWER SYSTEMS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Six-Month Convertible Promissory Notes

A series of six month notes were issued to various individuals and entities for bridge funding during the year ended September 30, 2016. The notes were of various amounts, from $1,000 to $125,000, totaling $405,455 all of which was outstanding at September 30, 2016. The due dates of these notes ranged from October 19, 2016 to January 17, 2017. The notes bear interest at the rate of 8% per annum on the unpaid principal balance and are secured by the assets of the Company.

The Holder of each note shall have the right, from time to time, commencing upon the Issue Date to convert all or any part of the outstanding and unpaid principal amount of this Note into fully paid and non-assessable shares of Common Stock, as such Common Stock exists on the Issue Date, or any shares of capital stock or other securities of the Borrower into which such Common Stock shall hereafter be changed or reclassified at the conversion price. The number of shares of Common Stock to be issued upon each conversion of this Note shall be determined by dividing the Conversion Amount by the Conversion Price on the date specified in the notice of conversion.

The conversion price per share of Common Stock (the “Conversion Price”) shall be determined (on a pre-Qualified Financing basis) by: (i) calculating the percentage of the entire unpaid principal amount of this Note sought to be converted (the “Conversion Percentage”); (ii) multiplying the sum of Three Million (3,000,000.00) dollars by the Conversion Percentage (the “Conversion Value Amount”) ; (iii) then, multiplying the number of issued and outstanding Common Shares of the Company on the Conversion Date by the Conversion Percentage (the “Conversion Share Pool”), and; (iv) then, dividing the Conversion Value Amount by the Conversion Share Pool. In the event that the Borrower consummates a Qualified Financing at a pre-money valuation of less than Three Million (3,000,000.00) dollars, for the purposes of determining the Conversion Price, such pre-money valuation if lower than Three Million (3,000,000) dollars shall replace “Three Million (3,000,000.00) dollars above. There was no beneficial conversion feature on these notes.

Please see Note 13 for additions, amendments, and conversions of these notes subsequent to September 30, 2016.

Promissory Note – Global Resource Advisors LLC

During the year ended September 30, 2015, we settled a trade debt for the issuance of a non-interest bearing note due in 180 days. At any time up to maturity date, the note bearer could have demanded common stock in full satisfaction of the balance. As of the 03/23/2016 maturity date the note was still unpaid. Since the note is unpaid after the maturity date, the Company has the option to pay the balance in cash or common stock. The Company is currently in discussions with the note holder to extend or modify repayment terms.

The outstanding balance of this note was $30,000 at both September 30, 2016 and September 30, 2015.

Promissory Note – MediaTech Capital Partners LLC

During the year ended September 30, 2016, we entered into an agreement MediaTech Capital Partners LLC (MediaTech). In return for providing strategic and advisory consulting services for up to one year, MediaTech was to be compensated in the form of a convertible note, as mutually agreed upon by MediaTech and us. As of September 30, 2016, the amount due MediaTech was $45,000 and we are still negotiating the terms of the note with MediaTech. Please see Note 13 for activity subsequent to September 30, 2016.

Note 9 – Preferred stock and common stock

Preferred Stock

Our board of directors (“the Board”) has the authority to designate and issue up to 5,000,000 shares of $0.001 par value preferred stock in one or more series, and to fix and determine the relative economic rights and preferences of preferred shares any or all of which may be greater than the rights of our common stock, as well as the authority to issue such shares without further stockholder approval. As a result, the Board could authorize the issuance of a series of preferred stock that would grant to holders preferred rights to our assets upon liquidation, the right to receive dividends before dividends are declared to holders of our common stock, and the right to the redemption of such preferred shares, together with a premium, prior to the redemption of the common stock. In addition, shares of preferred stock could be issued with terms calculated to delay or prevent a change in control or make removal of management more difficult. Preferred stock is designated 2,222,022 shares to Series B at September 30, 2016 (2,222,022 at September 30, 2015). As of September 30, 2016, there were 2,777,978 shares of undesignated preferred stock.

Series B Preferred Stock

Holders of Series B preferred stock (“Series B”) have no redemption rights and earn interest at 6% per annum.

In 2016, the Series B holders agreed and the Board took action to terminate the voting rights provisions of the Series B stock. Prior to this action, the holders of the Series B were entitled to vote with the holders of our common stock a number of votes equal to the number of common shares available by conversion. In March 2018, the holders of Series B agreed and the Company took action to reinstate the Series B voting rights to the original terms.

Series B is convertible into common stock, at the sole discretion of management, except in the event of the resignation or termination of Dr. Gerard C. D’Couto, our current President and Chief Executive Officer in which case the holders of the Series B could elect to convert the Series B stock to common stock.

The Company may at any time redeem the Series B in cash at the face amount plus any unpaid dividends.

NEAH POWER SYSTEMS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Pursuant to the terms of the Certificate of Designation of Series B Preferred Stock, redeemed shares are returned to the Company’s general designated pool of preferred stock. As of September 30, 2016, there were 842,792 shares remaining of Series B Preferred Stock available for issue.

During the year ended September 30, 2016, the Company opted to convert 168,994 shares of Series B preferred stock and associated accrued dividends into 135,872,660 shares of common stock pursuant to the terms of the Series B certificate of designation. Also during the same period, the Company issued 187,654 shares of Series B preferred stock to investors under Securities Purchase Agreements in return for a total of $187,654 in cash. As of September 30, 2016, the Company had 1,222,236 shares of Series B issued and outstanding.

During the year ended September 30, 2015, the Company opted to convert 753,874 shares of Series B preferred stock and associated accrued dividends into 156,010,181 shares of common stock pursuant to the terms of the Series B certificate of designation. Also during the year ended September 30, 2016, the Company issued 642,462 shares of Series B preferred stock to investors under Securities Purchase Agreements in return for a total of $642,463 in cash. As of September 30, 2015, the Company had 1,203,576 shares of Series B issued and outstanding.

All sales of Series B preferred stock during the years ended September 30, 2016 and 2015 were to Summit Trading LLC (“Summit”) and Sierra Trading Corp (“Sierra”).

Common Stock

We are authorized to issue up to 5.4 billion shares of $0.001 par value common stock. Holders of our common stock are entitled to one vote for each share held of record on all matters submitted to a vote of the holders of our common stock. Subject to the rights of the holders of any class of our capital stock having any preference or priority over our common stock, the holders of shares of our common stock are entitled to receive dividends that are declared by the Board out of legally available funds. In the event of our liquidation, dissolution or winding up, the holders of our common stock are entitled to share ratably in our net assets remaining after payment of liabilities, subject to prior rights of preferred stock, if any, then outstanding. Our common stock has no preemptive rights, conversion rights, redemption rights, or sinking fund provisions, and there are no dividends in arrears or in default. All shares of our common stock have equal distribution, liquidation and voting rights and have no preferences or exchange rights.

Common stock issued for settlement of liabilities or conversion of notes payable

During the years ended September 30, 2016 and September 30, 2015, we issued 1,163,045,205 and 152,134,000 shares, respectively, valued at $407,086 and $561,093, respectively, on conversion of notes payable and related accrued interest. The carrying value of the notes that were converted during the years ended September 30, 2016 and 2015 amounted to $407,086 and $561,093, respectively. There was no loss on settlement of liabilities recorded in the consolidated statements of operations for either year.

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

See Note 8 for additional equity transactions in connection with fees associated with notes payable.

Common stock issued for services

During the years ended September 30, 2016 and 2015, we issued 10,761,094 and 6,646,113 shares of our common stock, respectively, valued at $176,518 and $54,375, respectively, to service providers and consultants recorded as marketing and sales expense.

NEAH POWER SYSTEMS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-term incentive compensation Plan

Our Long Term Incentive Compensation Plan (the “Plan"), as restated, was approved by shareholders in July 2014. The Plan is administered by the Board. In July 2014, shareholders also approved an automatic share reserve increase by an amount equal to ten (10%) percent of the common shares available for issuance under the Plan beginning on August 1, 2014, and on each August 1st of the next nine (9) years. The aggregate number of shares available for issuance under the Plan is 589,875,000 as of September 30, 2016. We have granted stock options under the Plan to employees, members of the Board, advisors and consultants. No options have been exercised. Options are exercisable for ten years from date of grant.

The following table summarizes stock option activity during the years ended September 30, 2016 and September 30, 2015:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at September 30, 2014	236,096,007	$0.0065
Granted	4,600,000	0.0088
Forfeited	(8,250,000)	0.0153
Cancelled	-	-
Expired	-	-
Outstanding at September 30, 2015	232,446,007	$0.0067
Granted	-	-
Forfeited	(68,506,703)	0.00697
Cancelled	-	-
Expired	(7,500)	6.6667
Outstanding at September 30, 2016	163,931,804	$0.0057
Exercisable at September 30, 2016	163,931,804	$0.0057

There were no options granted during the year ended September 30, 2016. The weighted average fair value of the options granted during the year ended September 30, 2015 was $0.0088 per share. The weighted average remaining contractual lives of outstanding and exercisable options at September 30, 2016 was 6.6 years. As of September 30, 2016, we had no unrecognized compensation cost related to unvested options. As of September 30, 2016, the aggregate intrinsic value of options outstanding and exercisable, representing the excess of the closing market price of our common stock over the exercise price, was $0. Stock-based compensation expense related to options was $24,374 and $301,066 during the years ended September 30, 2016 and 2015, respectively, of which $0 and $75,020 was recognized as general and administrative expense, $24,374 and $134,877 was recognized as marketing and sales expense, and $0 and $91,169 was recognized as research and development expense in 2016 and 2015, respectively. We determine the value of share-based compensation using the Black-Scholes-Merton fair value option-pricing model with weighted average assumptions for options granted during the year ended September 30, 2015 including risk-free interest rate of 1.33%, volatility of 247%, expected lives of 5.75 years, and dividend yield of 0%.

Warrants

At September 30, 2016, we had warrants outstanding for the purchase of 492.6 million shares of our common stock at a weighted average exercise price of $0.0055 per share. The fair value of the warrants is calculated using the Black-Scholes-Merton model. Warrants outstanding at September 30, 2016 expire at various dates from May 2017 to June 2022.

A summary of warrant activity during the years ended September 30, 2016 and 2015 are as follows:

Warrants Outstanding
Outstanding at September 30, 2014	368,585,978
Granted	443,756,376
Exercised	-
Expired	(334,799,868)
Cancelled	-
Outstanding at September 30, 2015	477,542,486
Granted	28,200,000
Exercised	--
Expired	(13,168,362)
Cancelled	--
Outstanding at September 30, 2016	492,574,124

NEAH POWER SYSTEMS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

28,200,000 warrants granted during the year ended September 30, 2016. All were granted to consultants in exchange for services to be provided. All but 900,000 of these warrants have vested as of September 30, 2016.

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

Note 10 – Income taxes

We have recorded no provision or benefit for income taxes. The difference between tax at the statutory rate and no tax is primarily due to the full valuation allowance. The valuation allowance increased by $637,332 and $1,269,238 during the years ended September 30, 2016 and 2015, respectively. A valuation allowance has been recorded in the full amount of total deferred tax assets as it has not been determined that it is more likely than not that these deferred tax assets will be realized. As of September 30, 2016, we have net operating loss carry forwards of $56.1 million, which begin to expire in 2023 and will continue to expire through 2036 if not otherwise utilized. Our ability to use such net operating losses and tax credit carry forwards is subject to annual limitations due to change of control provisions under Sections 382 and 383 of the Internal Revenue Code, and such limitation would be significant. Realization is dependent on generating sufficient taxable income prior to expiration.

Deferred income taxes represent the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.

Significant components of our deferred tax assets and liabilities and related valuation allowances at September 30, 2016 and, 2015 are as follows:

Deferred Taxes	2016	2015
Net operating loss carry forward	$19,622,226	$19,068,950
Share-based compensation	3,024,470	2,964,454
R&D Tax Credit Carry forward	953,928	953,928
Other	288,274	264,235
TOTAL DEFERRED TAX ASSETS	23,888,898	23,251,567

Deferred Tax Liability	(528,808)	(528,808)
Valuation Allowance	(23,360,090)	(22,722,759)
Deferred Tax Assets & Liabilities, net	$-	$-

We have identified our federal tax return as our “major” tax jurisdiction, as defined. Tax years from 2011 are subject to audit. We believe our income tax filing positions and deductions will be sustained on audit and we do not anticipate any adjustments that would result in a material change to our financial position. No reserves for uncertain income tax positions have been recorded. Our policy for recording interest and penalties associated with uncertain income tax positions is to record such items as a component of interest expense.

Note 11 – Commitments and contingencies

Lease and Facilities

Our rent expense for the years ended September 30, 2016 and 2015 was $90,092 and $159,127, respectively. As of September 30, 2016, we do not have any lease commitments. In March 2015, we entered into a consulting agreement with Polaris Laboratories for $2,000 per month to provide consulting services along with access to laboratory facilities where some of our equipment is stored. This agreement can be discontinued with 30 days’ notice. The remaining personal property assets are being stored in a local, Seattle area storage facility on a month-to-month agreement at minimal cost.

NEAH POWER SYSTEMS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Litigation

From time to time, the Company is subject to various legal proceedings that arise in the ordinary course of business. In the opinion of management, none of which are currently material to our operations.

Disputes with various vendors

Certain of our vendors and lenders have brought suits and/or obtained judgments in their favor regarding past due balances owed them by us. We have recorded these past due balances in liabilities in our consolidated balance sheets at September 30, 2016 and 2015. We do not believe any loss in excess of amounts recorded that could arise would be material. We have not recorded any liabilities for finance charges or legal fees that could be applied by the vendors or lenders to these debts.

Accounts Payable reduction

During the years ending September 30, 2016 and 2015, the Company reduced accounts payable by $125,092 and $331,560, respectively, that the Company determined it no longer had a legal obligation to the vendors based upon the vendors’ legal status and the applicable legal statutes. A gain of $125,092 and $303,646, respectively, was recognized in our consolidated statements of operations for the years ended September 30, 2016 and 2015

Note 12 – Related party transactions

For purposes of these consolidated financial statements, Summit, Sierra and Green World Trust, are considered related parties due to their beneficial ownership (shareholdings or voting rights) in excess of 5%, or their affiliate status, during the years ended September 30, 2016 and 2015. All material transactions with these investors and other related parties for the years ended September 30, 2016 and 2015, not listed elsewhere, are listed below.

During the year ended September 30, 2016, the Company opted to convert 83,000 shares of Series B into 66,030,614 shares of common stock per the Series B certificate of designation for Sierra in three separate tranches.

During the year ended September 30, 2016, the Company opted to convert 85,994 shares of Series B into 69,842,046 shares of common stock per the Series B certificate of designation for Summit in three separate tranches.

During the year ended September 30, 2015, the Company opted to convert 250,789 shares of Series B, together with dividends in the amount of $16,486, into 57,336,304 shares of common stock per the Series B certificate of designation for Sierra in one tranche.

During the year ended September 30, 2015, the Company opted to convert 503,085 shares of Series B, together with dividends in the amount of $29,677, into 98,673,877 shares of common stock per the Series B certificate of designation for Summit in three separate tranches.

All sales of Series B during the years ended September 30, 2016 and 2015 were to Summit and Sierra.

During the years ended September 30, 2016 and 2015, we recorded consulting expense in the amount of $66,000 and $132,000, respectively, with Advanced Materials Advisory, LLC (“Advanced Materials”) for services by David Schmidt as Acting Principal Financial Officer. Advanced Materials is owned by David Schmidt, who was also a member of the Board until March 2016. The Company had account balances with Advanced Materials Advisory LLC of $224,900 and $170,139 at September 30, 2016 and 2015, respectively, included in liabilities. Effective March 31, 2016, Mr. Schmidt resigned from the Board and as Acting Principal Financial Officer.

On April 15, 2016, the Company appointed Jeffrey A. May as Chief Financial Officer and principal financial officer of the Company effective as of that date. In the year ended September 30, 2016, we recorded $55,000 in expense for his services in these roles. The Company had an account balance of $60,500 with Mr. May as of September 30, 2016, included in liabilities in the consolidated balance sheet.

Note 13 – Subsequent events

Due to the capital constraints and the costs associated with being an SEC reporting company and maintaining its public status, the Company chose to file a Form 15 on May 15, 2017, terminating its obligation to file current, quarterly and annual SEC reports. The Company intends to maintain its non-reporting status for the foreseeable future, and will evaluate its various options based upon future business development. At the request of the Financial Industry Regulatory Agency (“FINRA”), the Company is filing this Form 10-K and the Form 10-Q for the following quarter to make our filings current as of the filing date of the Form 15.

Subsequent to September 30, 2016, the Company has satisfied all loan obligations with Union Capital through conversions to common stock and cash payments in payment of principal and interest. In May 2017, the Company paid $439,678 in cash against the loans, of which $285,728 was applied to principal and $153,950 to interest. In July 2017, Union Capital opted to convert $42,664 of principal and interest into 237,019,787 shares of common stock, of which $35,000 was applied against principal and $7,664 to accrued interest. In April 2018, Union Capital opted to convert $30,864 of principal and interest into 257,199,566 shares of common stock of which $22,825 was applied against principal and $8,039 to accrued interest. In April and June 2018, the Company paid $23,065 in remaining principal and interest, of which $15,960 was applied against principal and $7,105 to accrued interest.

NEAH POWER SYSTEMS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the period from October 2016 through May 2017, the Company entered into an additional series of Six Month Convertible notes (see Note 8) and received proceeds of $458,500. These notes carry the same terms and 8% interest rate as the earlier notes and are secured by the assets of the Company. In total, the Company has received $864,000 in proceeds from these convertible notes. During the period from April 2017 and through March 2018, the Company entered into amendments to extend the original maturity dates for $496,500 of these agreements with interest accruing during such periods at the rate of ten (10%) percent, per annum thereafter, if not paid in full or if not converted in full into the Borrower’s Common Stock on or before the extended maturity date, the Promissory Note maturity date would be automatically extended for an additional six (6) months with interest accruing during such period at the rate of twelve (12%) percent, per annum. In March 2018, the Company and investors of $819,000 of the bridge notes entered into a Convertible Note Settlement Agreement whereby the notes would be converted into 549,607 shares of the new Class A Common Stock. The Company is negotiating with the remaining note holders to also convert the remaining $45,000 in notes.

In April 2017, the Company entered into a securities purchase agreement with Image Securities FZC to sell 370,000,000 shares of the Company’s common stock for a total of $5 million, beginning with an initial $1,000,000 followed by $200,000 per month for 20 months. In May 2018, the Company entered into an amended agreement with the investor to instead purchase 1,162,000 shares of Class A Common Stock for the $5 million investment. As of the date of this report, the Company has received $2,200,000 from this investor for 511,280 shares of Class A Common Stock.

In May 2017, the Company paid the $400,000 principal balance Rich Niemiec in cash. The Company has also issued 26,700,000 of common stock in payment of $154,236 in accrued interest.

In August 2017, the Company entered into a “Trade Debt Settlement Agreement and Promissory Note” with MediaTech where, in exchange of a trade debt balance of $45,000, the Company agreed to issue 3,462,000 shares of common stock in settlement of the obligation.

In September 2017, Jeffrey May resigned as Chief Financial Officer and principal financial officer.

In February 2018, the Company entered into an agreement to sell 1,622,400 shares of its new Class A Common Stock when authorized to an investor from Dubai, United Arab Emirates for a purchase price of $2,000,000. In May 2018, the Company and the investor agreed to an amendment committing an additional 597,100 shares of Class A Common Stock for a purchase price of $716,520. As of the date of this report, the Company has received $700,000 in proceeds from this investor.

In March of 2018, the Company filed with the State of Nevada an Amendment to Certificate of Designation After Issuance of Class or Series which restored the common stock voting rights of holders of Series B to state “the holders of the Series B Preferred Stock will be entitled to vote with the Company’s Common Stock with the number of votes equal to the number of common shares available by conversion to the holders of the Series B Preferred Stock as calculated in Section 9(c)(ii).”

In March 2018 upon approval by the Board, owners of a majority of the Company’s outstanding voting shares, voted to amend its Articles of Incorporation to authorize 15,000,000 new Class A Common Shares (“Class A Common Stock”). The shares shall rank senior to the Company’s common stock and any class or series of capital stock in case of distribution of the assets of the Corporation in the event of liquidation. The Class A Common Stock shall be entitled to a dividend, accruing at the simple interest rate of 10%, payable in cash or shares of Class A Common Stock upon declaration by the Board. The holders of the Class A Common Stock will be entitled to twenty thousand (20,000) votes per share and will be entitled to vote with the Company’s Common Stock on all matters properly brought before the shareholders of the Company. In April 2018, the Company filed with the State of Nevada an “Amendment to Certificate of Designation After Issuance of Class or Series” to affect these changes. In addition, the Company also amended its Articles of Incorporation to change its name to XNRGI, Inc. In May 2018, owners of a majority of the Company's voting shares approved these actions. The name change is pending FINRA approval.

In March 2018, the Board approved the 2018 Class A Common Shares Stock Plan (“the Plan”) which permits the Company to grant various types of stock incentive awards. The Plan reserves an aggregate 4,800,000 shares of Class A Common Stock for awards under the Plan. In May 2018, owners of a majority of the Company's voting shares approved the Plan.

In May 2018, the Company entered into an agreement to sell 71,429 shares of its new Class A Common Stock to an investor from Dubai, United Arab Emirates for a purchase price of $100,000. As of the date of this report, the Company has received the $100,000 in proceeds from this investor.

In May 2018, the Company entered into an agreement with Summit and Sierra to convert all shares of Series B to shares of the new Class A Common Stock. Summit holds 592,542 shares of Series B to be converted into 228,571 shares of Class A Common Stock. Sierra holds 629,695 shares of Series B to be converted into 265,637 shares of Class A Common Stock.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are not and have not been any disagreements between us and our accountants on any matter of accounting principles, practices or financial statement disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of senior management, which is comprised of our Chief Executive Officer (“CEO”), of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our CEO concluded that our disclosure controls and procedures were not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act due to the material weaknesses in our internal control over financial reporting. A discussion of the material weaknesses in our internal control over financial reporting is described below.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, is a process designed by, or under the supervision of, our CEO or persons performing similar functions, and effected by our board of directors, management or other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management, with the participation of our CEO, has established and maintained policies and procedures designed to maintain the adequacy of our internal control over financial reporting, and include those policies and procedures that:

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

In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in the Internal Control Integrated Framework-2013, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management was unable to implement its remediation plans during 2016 due to cost considerations. As a result of the material weaknesses described below, management has concluded that our internal control over financial reporting was not effective as of September 30, 2016.

Management has determined that, as of the September 30, 2016 measurement date, there were deficiencies in both the design and the effectiveness of our internal control over financial reporting. Management has assessed these deficiencies and determined that there were various material weaknesses in our internal control over financial reporting. The existence of a material weakness or weaknesses is an indication that there is a more than remote likelihood that a material misstatement of our financial statements will not be prevented or detected in a future period.

Management has assigned a high priority to the short-and long-term improvement of our internal control over financial reporting. We have listed below the nature of the material weaknesses we have identified:

•         inadequate personnel for documenting and execution of processes related to accounting for transactions;

•         inadequate segregation of duties due to the limited size of the accounting staff; and

•         a lack of experienced personnel with relevant accounting and financial reporting experience, due in part to our limited financial resources.

We intend to design and implement policies and procedures to remediate the material weaknesses in our internal control over financial reporting in future fiscal accounting years, including the continued implementation of a new accounting system and related internal procedures, and pending the financial resources, the hiring of a qualified staff.

Management does not believe that any of our annual or interim financial statements issued to date contain a material misstatement as a result of the aforementioned weaknesses in our internal control over financial reporting.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting or in other factors during the fourth fiscal quarter ended September 30, 2016 that materially affected, or is likely to materially affect, our internal control over financial reporting.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors and Executive Officers

The table below lists certain biographical information regarding our current directors and executive officers. As of July 23, 2018, our board of directors consists of three directors. Each director holds his office until his successor is elected and qualified or his earlier resignation or removal. Executive officers are appointed by our board of directors, and each executive officer holds his office until he resigns or is removed by our Board or his successor is elected then qualified. There are no family relationships among members of our management or our Board.

Name	Title	Age
Dr. Gerard C. D’Couto	President, Chief Executive Officer, Director	51
Jon M. Garfield	Director	54
Paul Sidlo	Director	62

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

Jon M. Garfield. Jon M. Garfield has served on our Board since May 2008. Mr. Garfield formerly served as the CFO of Monte Nido LLC a behavioral healthcare treatment facility from 2015 to January 2016. He also served as a board member of Seaniemac International, Ltd. (OTCMKTS: BETS) from 2013 until 2016.  Mr. Garfield served as Chief Executive Officer of technology company Clearant, Inc. (OTCBB: CLRA) from January 2007 until August 2010 and as Chief Financial Officer at Clearant, Inc. from September 2006 until August 2010. Mr. Garfield has served as a member of Clearant, Inc.’s board of directors from May 2007 until August 2010. From September 2001 through 2006, Mr. Garfield served as an independent financial consultant, including advising as to SEC reporting obligations and Sarbanes-Oxley compliance. From 1998 until 2001, he served as Chief Financial Officer of a telecom service provider and a software developer. From 1996 to 1998, he served as Vice President of Acquisitions for the formerly NYSE-listed ground transportation consolidator Coach USA, Inc. From 1991 to 1996, Mr. Garfield served as Corporate Assistant Controller of Maxxim Medical, Inc., a formerly New York Stock Exchange listed manufacturer and distributor. During 1986 to 1991, Mr. Garfield practiced public accounting with Arthur Andersen and PricewaterhouseCoopers. Mr. Garfield received a Bachelor of Business Administration in Accounting from University of Texas, Austin. Mr. Garfield was chosen to serve on our Board because of his past experience in chief executive officer and chief financial officer roles at public companies and because of his financial literacy.

Paul Sidlo. Paul Sidlo, a former member of the Company’s Board of Directors (2008-2009) has served now on our board since February 2017. Mr. Sidlo was formerly the CEO and President of REZN8 Production which he founded in 1987 and is currently a Special Projects Manager consultant. REZN8 Productions was an early pioneer company in the 3D computer animation user interface. REZN8 Productions engages with clients that included Microsoft, XBOX, Netflix, Microsoft Surface, Microsoft Home of the Future, Citibank, Intel, five Olympics, 14 Super Bowls, the Academy Awards, and CBS, NBC, ABC, and Fox Networks, for which Mr. Sidlo received nine Emmy awards. Since 2001, he has served as a Strategic Consultant and Board member of EMN8 (now Tillster), an enterprise that provides order and pay solutions for the retail businesses such as Yum International, Pizza Hut, KFC, Burger King, Taco Bell, Baskin Robins and the top 40 quick-service restaurants around the world. Between 2014 and 2016, Mr. Sidlo served as Executive Vice President, Partner and Chief Marketing Officer for Litricity, a company that developed and patented a way to reduce the capital cost of its solar energy system while at the same time increasing the electricity output. In addition, he served as a Marketing Consultant to Amici Enterprises from 2015 to 2016, a company that provides industrial, commercial and government organizations with a proven cool, clean, conditioned power technology that reduces total power consumption by 20% to 40%. Mr. Sidlo graduated from Ohio State University with a BA in Communications.

Board Committees

During fiscal 2016 and to the date of this report, there have been five standing committees of our board of directors - Audit, Compensation, Nominating, Financing and Governance Committees.

Audit Committee

We have an Audit Committee of the Board consisting only of Jon M. Garfield as its sole member and Chair. Our Board has determined that Mr. Garfield qualifies as an Audit Committee financial expert. In addition to being independent under Nasdaq Marketplace Rule 5605(a)(2), Mr. Garfield meets the additional independence and qualification standards for audit committee members set forth in Nasdaq Marketplace Rule 5605(c)(2)(A). The Audit Committee functions in part as an independent and objective party with oversight of our financial reporting process and internal controls.

Compensation Committee

The Compensation Committee consists only of Jon M Garfield. The functions of the Compensation Committee are to review and approve the goals of the Chief Executive Officer, to review and approve salaries, bonuses and other benefits payable to our executive officers and to administer our Long Term Incentive Compensation Plan and the surviving cash portion of the Director, Officer, and Employee Sales Incentive Plan.

Nominating Committee

The Nominating Committee consists of Jon M Garfield, and Gerard C. D’Couto. The Nomination Committee is responsible for proposing a slate of directors for election by the stockholders at each annual stockholders meeting and for proposing candidates to fill any vacancies.

Financing Committee

The Financing Committee consists only of Gerard C. D’Couto as its sole member and Chair. The Financing Committee is responsible for evaluating various financing options and recommending to the full Board various financing avenues.

Governance Committee

The Governance Committee consists only of Jon M Garfield . The Governance Committee is responsible for supervision and oversight of our general operations.

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

 Based solely on a review of the reports furnished to us, or written representations from reporting persons that reportable transactions were reported, we believe that during the fiscal year ended September 30, 2016, our officers, directors and greater than ten percent stockholders timely filed the reports they were required to file under Section 16(a).

ITEM 11. EXECUTIVE COMPENSATION

 The following table shows for each of the two fiscal years ended September 30, 2016 and 2015, all compensation awarded or paid to, or earned by, Gerard C. D’Couto, our Chief Executive Officer and David Schmidt, our Acting Principal Officer (“collectively, the  “Named Executive Officers”).  Due to working capital limitations, we have deferred payments of compensation to our Chief Executive Officer and former Chief Financial Officer, and to members of our Board of Directors, which are included in accrued compensation and related expenses in the accompanying consolidated balance sheets (see Note 11 to our Notes to Consolidated Financial Statements).  Other than the Named Executive Officers, we had no executive officers whose compensation exceeded $100,000 during the fiscal years ended September 30, 2016 and 2015.

Summary Compensation Table

		Salary	Options or Warrants (1)	All Other (2)	Total
Name & Position	Fiscal Year	($)	($)	($)	($)
Gerard C. D’Couto	2016	225,000			225,000
President, Chief Executive Officer	2015	225,000	636,776	12,837	874,613

Jeffrey A. May	2016	55,000(3)			93,000
Chief Financial Officer

David Schmidt	2016	66 ,000(4)			66,000
Acting Principal Financial Officer	2015	132,000 (4)			132,000

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

(3)           Mr. May served as Chief Financial Officer from April 2016 through the date of his resignation in September 2017. Amounts for Mr. May are for consulting fees earned from his appointment date through September 30, 2016.

(4)           Mr. Schmidt is a Board member and a consultant.  Amounts for Mr. Schmidt are earned consulting fees for the years ended September 30, 2016 and September 30, 2015. Mr. Schmidt resigned from the board in April 2016.

Outstanding Equity Awards at Fiscal Year-End

    The following table sets forth information regarding the outstanding equity awards held by our Named Executive Officers as of September 30, 2016:

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

Long Term Incentive Compensation Plan

Our Long Term Incentive Compensation Plan (the “Plan"), as restated, was approved by shareholders in July 2014. The Plan is administered by our board of directors. In July 2014, shareholders also approved an automatic share reserve increase by an amount equal to ten (10%) percent of the common shares available for issuance under the Plan beginning on August 1, 2014, and on each August 1st of the next nine (9) years.  The aggregate number of shares available for issuance under the Plan is 589,875,000 as of September 30, 2016.   We have granted stock options under the Plan to employees, members of our board of directors, advisors and consultants. No options have been exercised. Options are exercisable for ten years from date of grant.

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

In June 2012, we appointed David Schmidt, a member of our Board of Directors and Chairman of the Governance and Nominating Committees, to serve part time as Acting Principal Financial Officer of the Company. Acting Principal Financial Officer services and consulting services were provided by Advanced Materials Advisory LLC on a monthly basis at the rate of $11,000 per month. Mr. Schmidt resigned from the board in April 2016.

In April 2016, we appointed Jeffrey A. May as Chief Financial Officer and principal financial officer of the Company. Mr. May’s services were provided through Jeffrey A. May, PC on a monthly basis at the rate of $11,000 per month.

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

The following table sets forth information regarding the compensation of directors during the fiscal year ended September 30, 2016:

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards	Option and Warrant Awards ($)	All Other Compensation ($)	Total ($)
Gerard C. D’Couto (2)	-	-	-	-	-
Jeffrey Sakaguchi (3)	25,000	-	-	-	25,000
Jon Garfield (4)	13,500	-	-	-	13,500
William Shenkin (5)	13,500				13,500

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

(2)     Dr. D’Couto’s compensation for fiscal year 2016 is fully reflected in the “Summary Compensation Table” above. Mr. D’Couto received no additional compensation for his service as a director.

(3)     Mr. Sakaguchi’s earned fees of $25,000 have been deferred as of September 30, 2016. During the year ended September 30, 2015, Mr. Sakaguchi received 28,707,742 warrants that replace 6,427,344 previous warrants in exchange for continued commitment to accrue director fees/wages, continued commitment to assist the Company’s capital raising efforts and commitment to continue rendering services to the Company during the current underfunded period. These warrants are fully vested as of September 30, 2015. Mr. Sakaguchi resigned from the board in February 2017.

(4)     Mr. Garfield’s earned fees of $13,500 have been deferred as of September 30, 2016. During the year ended September 30, 2015, Mr. Garfield received 54,213,548 warrants that replace 12,137,811 previous warrants in exchange for continued commitment to accrue director fees/wages, continued commitment to assist the Company’s capital raising efforts and commitment to continue rendering services to the Company during the current underfunded period. These warrants are fully vested as of September 30, 2015.

(5)     Mr. Shenkin’s earned fees of $13,500 have been deferred as of September 30, 2016. Mr. Shenkin resigned from the board in September 2017.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information as of September 30, 2016 concerning the beneficial ownership of our common stock and each of our outstanding classes of preferred by the following persons or groups:

•         each person who, to our knowledge, beneficially owns more than 5% of our common stock or any class of preferred stock;

•         each Named Executive Officer identified in the Executive Compensation table above;

•         each of our current directors; and

•         all of our current directors and executive officers as a group.

Percentage of common stock beneficially owned is based on 2,596,508,421 shares of common stock outstanding on September 30, 2016. In accordance with SEC rules, when we computed the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed as outstanding shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of September 30, 2016. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

This table is based upon information supplied by executive officers, directors and principal shareholders. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, to our knowledge, each of the shareholders named in this table has sole voting and investment power with respect to the common stock shown as beneficially owned. The address for each of our officers and directors is c/o Neah Power Systems, Inc., 22722 29th Drive SE, Suite 100, Bothell, WA 98021.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage Owned (%)
Chris D'Couto (1)	331,414,830	12.8%
Jeffrey Sakaguchi (2)	48,415,489	1.8%
Jon Garfield (3)	69,252,377	2.7%
All directors and named executive officers as a group (3 individuals)	449,082,696	17.3%

5% or More Shareholders
Sierra Trading Corp (4)	505,597,111	19.5%
Summit Trading Limited (5)	416,410,000	16.0%

(1)     Gerard C. D’Couto is the beneficial owner of 331,414,830 shares of common stock, which consists of 400,002 common shares, 187,341,935 shares of common stock underlying warrants, and 143,672,893 shares of common stock underlying options.

(2)     Jeffrey Sakaguchi is the beneficial owner of 48,415,489 shares of common stock, which consists of 10,395,010 shares of common shares, 35,135,086 shares of common stock underlying warrants and 2,885,393 shares of common stock underlying options.

(3)     Jon Garfield is the beneficial owner of 69,252,377 shares of common stock, which consists of 66,351,359 shares of common stock underlying warrants and 2,901,018 shares of common stock underlying options.

(4)     Sierra Trading Corp (“Sierra”) is a Florida corporation. We have been advised that Daisy Rodriguez owns 100% of Sierra. Daisy Rodriguez is a private investor married to the primary beneficiary of Summit Trading Limited. Sierra owns 629,695 shares of our series B preferred stock which is convertible at our sole option into shares of our common stock. As of September 30, 2016 the shares would have been convertible into an estimated 505,597,111 shares of our common stock (the exact number of which is not determinable at this time because the Series B are convertible into shares of our common stock based on the future trading price of our common stock). The holders of the Series B are entitled to vote with the holders of our common stock with the number of votes equal to the number of common shares available by conversion to the holders of the Series B.

(5)     Summit Trading Limited (“Summit”) is a Bahamian holding company and is owned by the Weast Family Trust. The Weast Family Trust is a private trust established for the benefit of C.S. Arnold, Daisy Rodriguez, Stephanie Kaye and Tracia Fields. C.S. Arnold is the settlor of the Weast Family Trust. The natural person exercising voting control of the shares of our common stock held by Summit is Daryl Orenge. The address of Summit is Charlotte House, P.O. Box N-65, Charlotte Street, Nassau, Bahamas. Summit owns 59,750 shares of our common stock and 592,541 shares of our preferred series B stock, which is convertible at our sole option into shares of our common stock. As of September 30, 2016 the series B shares would have been convertible into an estimated  416,410,000  shares of our common stock (the exact number of which is not determinable at this time because the Series B are convertible into shares of our common stock based on the future trading price of our common stock). The holders of the series B are entitled to vote with the holders of our common stock with the number of votes equal to the number of common shares available by conversion to the holders of the series B.

Description of Equity Incentive Compensation Plans

We have one equity compensation plan; our Long Term Incentive Compensation Plan.

Our Long Term Incentive Compensation Plan (the “Plan"), as restated, was approved by shareholders in July 2014. The Plan is administered by our board of directors. In July 2014, shareholders also approved an automatic share reserve increase by an amount equal to ten (10%) percent of the common shares available for issuance under the Plan beginning on August 1, 2014, and on each August 1st of the next nine (9) years.  The aggregate number of shares available for issuance under the Plan is 589,875,000 as of September 30, 2016. We have granted stock options under the Plan to employees, members of our board of directors, advisors and consultants. No options have been exercised. Options are exercisable for ten years from date of grant.

The table below sets forth certain information as of September 30, 2016 regarding the shares of common stock available for grant or granted under our equity incentive plans:

Equity Incentive Compensation Plan Information

Plan	Number of Common shares to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Common Shares Remaining for Future Issuance Under Long-Term Incentive Equity Compensation Plan (Excluding Outstanding Options)
Equity compensation plans approved by stockholders	163,931,804	0.0057	425,943,196
Total	163,931,804		425,943,196

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Transactions that existed or occurred between us and any of our executive officers or directors, or any affiliate of or person related to any of them, since the beginning of 2015 fiscal year of the type and amount that is disclosed below.

•         During the year ended September 30,2015, due to limited financial resources, the Board of Directors and Management was offered the ability to convert their accrued wages or accrued fees for services rendered into warrants for a period of 180 days beginning August 26, 2015 with the number of warrants and their strike price to be determined as follows: The board member or management outstanding accrued fees/wages multiplied by two (2) and divided by the Strike Price which would be the trailing average 10-day closing bid. As of the date of this report, no Board Member has exercised this offer to convert their accrued wages or accrued fees. It was also determined that in order to entice continued accrual of fees earned, that the expiring warrants in connection with a previous conversion of accrued fees would be re-issued to the existing board members with the strike price determined as above; the trailing average 10-day closing bid. Pursuant to this clause, the following warrants were re-issued at a strike price of $0.0031: Jeffrey B. Sakaguchi, Chairman of the Board, was issued 28,707,742 shares having a Black-Scholes-Merton value of $97,578, Jon Garfield, Board Member, was issued 54,213,548 shares having a Black-Scholes-Merton value of $184,272, Gerald C D’Couto, CEO and Board Member, was issued 187,341,935 shares having a Black-Scholes-Merton value of $636,776.

•         During the years ended September 30, 2016 and 2015, we recorded consulting expense in the amount of $66,000 and $132,000, respectively, with Advanced Materials Advisory, LLC (“Advanced Materials”) for services by David Schmidt as Acting Principal Financial Officer. Advanced Materials is owned by David Schmidt, who is also a Member of Neah's Board of Directors. The Company has an account balance with Advanced Materials of $224,900 and $170,139 at September 30, 2016 and 2015, respectively. Mr. Schmidt resigned from the board and as the Acting Principal Financial Officer in April 2016.

•         During the years ended September 30, 2016, we recorded accounting expense in the amount of $55,000 Jeffrey A. May PC for services by Jeffrey May as Chief Financial Officer and Principal Financial Officer. The Company has an account balance with Jeffrey A. May PC of $60,500 at September 30, 2016. Mr. May resigned as Chief Financial Officer and Principal Financial Officer in September 2017.

Director Independence

The Board has adopted the listing standards of The NASDAQ Stock Market for determining the independence of our directors. The Board has determined that Paul Sidlo and Jon M. Garfield qualify as independent directors in accordance with Nasdaq Marketplace Rule 5605(a)(2). In addition, our Board made a subjective determination as to each of the foregoing individuals that no relationships exist that, in the opinion of our Board, would interfere with the exercise of independent judgment in carrying out their responsibilities as a director.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Selection of Independent Registered Public Accounting Firm

Our board of directors approved the continued engagement of Peterson Sullivan LLP as our independent registered public accounting firm for our fiscal year ending September 30, 2016. Peterson Sullivan was also ratified by our voters in the Company’s Proxy of 2015. Peterson Sullivan LLP has been our principal accountant since 2006 and audited our Consolidated Financial Statements for the fiscal years ended September 30, 2016 and 2015.

Audit and Related Fees for Fiscal 2016 and 2015

The following table sets forth the aggregate fees billed by Peterson Sullivan LLP, our independent registered public accounting firm, for professional services rendered to us during the fiscal years ended September 30, 2016 and 2015. The audit committee has considered these fees and services and has determined that the provision of these services is compatible with maintaining the independence of each firm.

Fees	2016	2015
Audit Fees (1)	$52,250	$60,371
Audit Related Fees (2)	-	-
Tax Fees (3)	-	-
Total	$52,250	$60,371

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

(3)     “Tax Fees” consist of preparation of our federal and state tax returns, review of quarterly estimated payments, and consultation concerning tax compliance issues. We did not engage Peterson Sullivan LLP for tax services during fiscal 2016 or 2015, and instead we use a third-party consulting firm.

Audit Committee Pre-Approval Policies and Procedures

The policy of the Audit Committee is to pre-approve all audit and permissible non-audit services provided by our independent auditors. All of the services rendered to us by Peterson Sullivan LLP for the periods ended September 30, 2016 and 2015 were pre-approved by the Audit Committee at the time of the engagement of Peterson Sullivan LLP.

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

Dated: August 7, 2018	NEAH POWER SYSTEMS, INC.

	By:	/s/ GERARD C. D’COUTO
Gerard C. D’Couto
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of Neah Power Systems, Inc., in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ GERARD C. D’COUTO	President and Chief Executive Officer	August 7, 2018
Gerard C. D’Couto	(Principal Executive Officer)
And (Principal Financial Officer)

/s/ Paul Sidlo	Director	August 7, 2018
Paul Sidlo

/s/ JON M. GARFIELD*	Director	August 7, 2018
Jon M. Garfield

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
(i) Articles of Incorporation filed February 1, 2001;
(ii) Certificate of Amendment filed March 15, 2006;
(iii) Certificate of Change filed March 21, 2006;
(iv) Certificate of Change filed July 21, 2009;
(v) Certificate of Amendment filed August 3, 2009;
(vi) Certificate of Correction filed December 16, 2010
(vii) Certificate of Amendment filed March 2, 2011
3.2	Amended and Restated By-laws	Filed as an Exhibit to the Registrant’s Registration Statement on Form 10-SB, filed on May 1, 2006 and incorporated herein by reference.
4.1	Certificate of Designation of Series B Preferred Stock	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed on July 15, 2011 and incorporated herein by reference.
4.2	Amendment of Certificate of Designation of Series B Preferred Stock	Filed as an Exhibit to the Registrant’s Current Reports on Form 8-K on July 16, 2015 and incorporated herein by reference.
4.3	Amendment of Certificate of Designation of Series B Preferred Stock	Filed as an Exhibit to Registrant’s Form 10K filed on January 13, 2016 and incorporated herein by reference
4.4	Certificate of Amendment filed February 5, 2016	Filed herewith.
10.1	Employment Agreement Neah Power Systems, Inc. and Dr. Gerard C (Chris) D'Couto	Filed as an Exhibit to the Registrant's Current Report on Form 8-K, filed on September 5, 2007 and incorporated herein by reference.
10.2	Form Director and Officer Indemnification Agreement	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed on December 3, 2010 and incorporated herein by reference.
10.3	Long Term Incentive Compensation Plan	Filed with the Registrant’s Current Report on Schedule 14A on June 24, 2014 and incorporated herein by reference
10.4	Form of Stock Option Agreement under Long Term Incentive Compensation Plan	Filed herewith as an Exhibit to the Registrant’s Registration Statement on Form 10-SB, filed on July 27, 2006 and incorporated herein by reference.
10.5	Schedule Cash Compensation Plan for the Directors of the Board	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K, filed on September 2, 2011 and incorporated herein by reference.
10.6	Form of Securities Purchase Agreement with Sierra Trading Corporation and Summit Trading Ltd.	Filed as Exhibit 10.47 with Form 10-Q on May 15, 2014, and incorporated by reference herein
10.7	Form of Securities Purchase Agreement with Summit Trading Ltd.	Filed as Exhibit 10.47 with Form 10-Q on May 15, 2014, and incorporated by reference herein

10. 8	Form of Securities Purchase Agreement and Secured Promissory Note for Inter-Mountain Capital Corporation, LLC	Filed as Exhibits 10.1 and 10.2 with Form 8-K on May 13, 2014, and incorporated by reference herein
10.9	Form of Global Amendment for Inter-Mountain Capital Corporation, LLC	Filed as Exhibit 10.15 with Form 10-K on December 23, 2014 and incorporated by reference herein
10.1	Form of Six Month Convertible Promissory Note with Rich Niemiec.	Filed as Exhibit 10.15 with Form 10-K on December 23, 2014 and incorporated by reference herein
10.11	Form of Warrant Agreement with Rich Niemiec	Filed as Exhibit 10.15 with Form 10-K on December 23, 2014 and incorporated by reference herein
10.12	Form of Securities Purchase Agreement and Secured Promissory Note for Inter-Mountain Capital Corporation, LLC	Filed as Exhibits 10.2 and 10.3 with
Form 8-K on June 22, 2015, and incorporated by reference herein

10.13	Form of Warrant for certain Board Members and Management of the registrant Neah Power Systems, Inc.	Filed as Exhibit 99.1 with Form 8-K on September 11, 2015, and incorporated by reference herein.
10.14	Form of Convertible Promissory Note with JMJ Financial	Filed as Exhibit 10.3 with Form 8-K on November 10, 2015, and incorporated by reference herein
10.15	Form of DEF 14A Proxy Solicitation Consent	Filed on Form DEF 14A on December 10, 2015, and incorporated by reference herein
10.16	Form of Securities Purchase Agreement and Convertible Promissory Note and Replacement Convertible Promissory Note for Union Capital LLC	Filed as Exhibits 10.1, 10.2 and 10.3 with Form 8-K on December 18, 2015, and incorporated by reference herein
10.17	Form of Six-month Series A Convertible Promissory Note – Various Investors	Filed herewith.
10.18	Form of Loan Extension Agreement for Six-month Series A Convertible Promissory Note – Various Investors	Filed herewith.
11.1	Statement re Computation of Per Share Earnings.**

21.1	Subsidiaries of the Registrant	Filed as an Exhibit to the Registrant’s Registration Statement on Form 10-SB, filed on July 27, 2006 and incorporated herein by reference.
23.1	Consent of Peterson Sullivan LLP	Filed herewith.
24.1	Power of Attorney	Filed herewith.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer	Filed herewith.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer	Filed herewith.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 per Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

101.INS	XBRL Instance Document.***	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Document.***	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.***	Filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.***	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.***	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.***	Filed herewith.

*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit hereto.
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