Form 10-Q
period 2016-12-31
NEAH POWER SYSTEMS, INC.
filed 2018-08-13
CIK 1162816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

Commission file number 000-49962

_______________________

NEAH POWER SYSTEMS, INC.

(Exact name of Registrant as specified in its charter)

_______________________

Nevada	88-0418806
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

22722 29th Drive SE, Suite 100, Bothell, WA

(Address of principal executive offices)

(425) 424-3324

(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐    No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting Company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐
Smaller reporting Company ☒	Emerging growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 01, 2018
Common Stock, $0.001 par value	3,117,427,774

Neah Power Systems, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended December 31, 2016

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

PART 1 - FINANCIAL INFORMATION

Item 1.                   Financial Statements

NEAH POWER SYSTEMS, INC

CONDENSED CONSOLIDATED BALANCE SHEETS

December 31, 2016 and September 30, 2016

(Unaudited)

ASSETS
	December 31, 2016	September 30, 2016

Current Assets
Cash & cash equivalents	$17,263	$60,268
Restricted cash	10,000	10,000
Accounts receivable	6,216
Prepaid expenses and other current assets	15,160	39,762
Total current assets	48,639	110,030

Property and equipment, net	41,125	45,775

Total assets	$89,764	$155,805

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$977,265	$878,586
Accrued compensation and related expenses	764,270	747,948
Other liabilities	22,251	26,890
Notes payable and accrued interest, net of discount of $178,807 and $45,775 respectively	1,428,568	1,100,581
Total current liabilities	3,192,354	2,754,005

Long term liabilities
Notes payable and accrued interest, net of discount of $0 and $202,857, respectively	-	92,100
Total liabilities	3,192,354	2,846,105

COMMITMENTS AND CONTINGENCIES (SEE NOTE 7)

Stockholders' deficit
Preferred stock
$0.001par value: 5,000,000 shares authorized
Series B convertible: 2,222,022 shares designated,
1,222,236 shares issued and outstanding	1,222	1,222

Common stock
$0.001 par value, 5,400,000,000 shares authorized
2,596,508,421 shares issued and outstanding	2,596,508	2,596,508
Additional paid-in-capital	63,863,090	63,862,010
Accumulated deficit	(69,563,410)	(69,150,040)

Total stockholders' deficit	(3,102,590)	(2,690,300)

Total liabilities and stockholders' deficit	$89,764	$155,805

See Notes to Condensed Consolidated Financial Statements

NEAH POWER SYSTEMS, INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended December 31, 2016 and 2015
(Unaudited)

	For the three months ended December 31,
	2016	2015

Revenues	$6,216	$-
Cost of revenues	-	-

Gross profit	6,216	-

Operating expenses
Research and development expense	$71,835	$61,501
Marketing and sales	144,382	199,347
General and administrative expense	100,918	152,145

Total operating expenses	317,135	412,993

Loss from operations	(310,919)	(412,993)

Other income (expense)
Interest expense	(107,091)	(280,240)
Gain on sale of equipment	-	14,346
Gain on extinguishment of liabilities, net	4,640	16,059

Net loss	$(413,370)	$(662,828)

Net loss per share
Basic and diluted loss per common share	(0.00)	(0.00)

Weighted average shares used to compute net loss per share
Basic and diluted weighted average common shares outstanding	2,596,508,421	1,346,752,275

See Notes to Condensed Consolidated Financial Statements

NEAH POWER SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended December 31, 2016 and 2015
(Unaudited)

	For the three months ended December 31,
	2016	2015

Cash flows from operating activities:
Net loss	$(413,370)	$(662,828)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,900	5,902
Amortization of debt discount and deferred financing costs	69,825	250,125
Stock-based compensation expense from options, warrants, and shares issued for services	1,080	78,985
Gain on extinguishment of liabilities, net	(4,640)	(16,059)
Gain on sale of equipment	-	(14,346)
Changes in operating assets and liabilities
Accounts receivable	(6,216)	-
Prepaid expenses and other current assets	24,602	10,431
Accounts payable	98,678	78,603
Accrued compensation and related expense	16,324	83,047
Accrued interest and other liabilities	36,062	17,370
Net cash used in operating activities	(171,755)	(168,770)
Cash flows from investing activities:
Proceeds from sale of equipment	-	15,000
Purchase of fixed assets	(1,250)	-
Net cash provided by (used by) investing activities	(1,250)	15,000
Cash flows from financing activities:
Proceeds from notes payable, net	130,000	518,437
Proceeds from sale of preferred stock	-	115,445
Principal payments on notes payable	-	(388,428)
Net cash provided by financing activities	130,000	245,454
Net change in cash and cash equivalents	(43,005)	91,684
Cash and cash equivalents, beginning of period	60,268	4,737
Cash and cash equivalents, end of period	$17,263	$96,421

Supplemental cash flow information
Cash paid for interest	$1,204	$5,976
Cash paid for income taxes	$-	$-

Noncash investing and financing activities
Shares and warrants issued in connection with settlement of liabilities and conversion of convertible notes	$-	$83,750
Advanced payment of shares for future settlement of liabilities	$-	$142,381
Discount (including beneficial conversion feature) on notes payable	$-	$578,678

See Notes to Condensed Consolidated Financial Statements

Note 1.   Description of business

Organization

Our Company was incorporated in the State of Nevada in 2001, as Neah Power Systems, Inc., and together with its subsidiary, is referred to as the “Company”, “we”, “us”, or “our”.

Reporting Status

On May 15, 2017, the Company chose to file a Form 15, terminating its obligation to file current, quarterly and annual SEC reports. The Company intends to maintain its non-reporting status for the foreseeable future (see Note 9 – Subsequent Events).

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

Note 2.   Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements. The accompanying unaudited financial information should be read in conjunction with the audited consolidated financial statements, including the notes thereto, as of and for the fiscal year ended September 30, 2016, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 9, 2018. The information furnished in this Report reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of our consolidated financial position, results of operations and cash flows for each period presented. The results of operations for the interim period ended December 31, 2016 may not be indicative of future results.

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

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for the fiscal and interim reporting periods beginning after December 15, 2017 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09. Management is currently evaluating the impact of the Company's pending adoption of ASU 2014-09 on its consolidated financial statements. With no recurring revenue streams, it is not determinable what the impact of ASU 2014-09 will be. The effective date of ASU 2014-09 was delayed one year, changed from December 15, 2016 to December 15, 2017 by the FASB in July 2015 although entities can still elect to adopt beginning during fiscal reporting periods, beginning after December 15, 2016.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014-15), which provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 was adopted by the Company on October 1, 2016 and there was no material impact to our financial statements.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for the year ended September 30, 2017. The Company adopted ASU 2015-03 on October 1, 2016 where debt issuance costs that have been historically recorded as assets are now recorded as a debt discount and netted against the related debt in the consolidated balance sheets. Upon adoption of ASU 2015-03 on 10/01/2016, the Company reclassified $29,474 of debt issuance costs to debt discount and offset notes payable and accrued interest in the consolidated balance sheet.

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

Note 3. Going concern

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of our Company as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The report of our auditors on our Consolidated Financial Statements for our fiscal year ended September 30, 2016 indicates that there is substantial doubt about our ability to continue as a going concern based upon our balance sheet, cash flows and liquidity position. We cannot provide assurance that we will obtain sufficient funds from financing or operating activities to support continued operations or business deployment. Our financial statements for the three months ended December 31, 2016 and 2015 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classifications of liabilities that may result from the outcome of this uncertainty.

Since inception, we have reported net losses, including losses of $2,418,835 and $4,363,574 during the years ended September 30, 2016 and 2015, respectively.  We have reported a net loss of $413,370 during the three months ended December 31, 2016, and we expect losses to continue in the near future as we grow our operations. At December 31, 2016, we have a working capital deficit of $3,143,715 and an accumulated deficit of $69,563,410.

During the past several years, we have funded our operations through sales of our common and preferred stock, short-term borrowings, long term borrowing and settlement of accounts payable by issuance of common stock. During the three months ended December 31, 2016, we have funded our operations through issuance of debt. In this regard, during the three months ended December 31, 2016, we raised net cash of $130,000 from our financing activities.

We require additional financing to execute our business strategy and to satisfy our near-term working capital requirements. Our operating expenses will use a significant amount of our cash resources.  As of December 31, 2016, we had $977,265 in accounts payable. Our management seeks to obtain additional financing to fund future operations and to provide additional working capital to fund our business. Without additional funding, our cash balance as of the date of the issuance of this report is estimated to support our operations through December 31, 2018. We cannot provide assurance that we will obtain sufficient funds from financing or operating activities to support continued operations or business deployment. Without the needed funding or adequate cash flow from operations, we may be forced to curtail our development or cease our operations altogether, which may include seeking protection under the bankruptcy laws.Subsequent to September 30, 2016, we have received additional investment (see note 9).

Note 4. Net Loss per Share

Basic and diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. All common stock equivalents are excluded as the effect would be anti-dilutive due to our net losses. The following numbers of shares have been excluded from net loss per share computations for the three months ended December 31, 2016 and 2015, respectively:

	2016	2015
Convertible Series B Preferred Stock	3,574,974,999	974,395,858
Convertible debt	3,296,867,304	755,726,424
Common stock options	163,931,804	226,296,007
Common stock purchase warrants	492,574,124	477,962,486

All of the convertible preferred stock issued is convertible solely at the Company’s option. While exercisable, all of the common stock options exercise prices exceed the current market price for common stock.

Note 5.  Notes Payable

Notes payable and accrued interest consisted of the following at December 31, 2016 and September 30, 2016:

	December 31, 2016	September 30, 2016
Convertible debentures	$1,415,133	$1,285,133
Accrued interest	192,242	156,180
Debt discount	(178,807)	(248,632)
	$1,428,568	$1,192,681

Convertible Promissory Note- Rich Niemiec

In December 2014, we issued a convertible promissory note to Rich Niemiec in the amount of $400,000 and warrants to purchase 50,000,000 shares of our common stock at the price of $0.008 per share, subject to adjustment, for proceeds of $400,000. The note bore at a rate of 10% per annum and had a maturity date of June 18, 2015. The Conversion Price per share of Common Stock was the lower of (A) the 10-day trailing volume weighted average price of the Borrower’s Common Stock, calculated at time of conversion, or (B) $0.008 (“Fixed Price Component”) subject to adjustment.  The Fixed Price Component of the Conversion Price was subject to adjustments during the period that the Note was outstanding. Each adjustment was at the Holder’s election, using the 10-day trailing volume weighted average bid price of the Borrower’s Common Stock at the time of such election (the “New Reference Price”). If the New Reference Price was less than the existing Fixed Price Component of the Conversion Price, then the New Reference Price would be used as the new Fixed Price Component of the Conversion Price subject to a floor of $0.003 per share. This convertible promissory note was senior to all existing debt of the Borrower and was subordinate to any future line of credit backed by the Borrower’s accounts receivable and inventory. This convertible note was un-perfected but secured by the assets of the Borrower. Such security interest would have been effected upon an Event of Default. The Company recorded a debt discount related to the value of the warrants in the amount of $208,000. The debt discount amount recorded related to the warrants was determined based on the relative fair value of the note payable and the warrants. The fair value of the warrants was determined using the Black-Scholes-Merton model. The Company also recorded a debt discount related to a beneficial conversion feature in the amount of $192,000 for this note. The total debt discount of $400,000 was fully amortized to interest expense in our condensed consolidated statement of operations during the year ended September 30, 2015.

On June 19, 2015, the Company opted for an automatic extension of the maturity date of the Note of six months to December 19, 2015 under the terms of the original agreement. Per these terms, the interest rate increased from 10% per annum to 18% on the outstanding principal balance, and the Company issued a warrant to purchase an additional 52,493,151 shares of common stock at an exercise price of $0.008 per share, pursuant to the terms of the agreement. The fair value of the warrant of $288,712 was determined using the Black-Sholes-Merton model was being amortized to expense over the amended term of the debt with zero and $128,315 amortized to financing costs in our condensed consolidated statements of operations for the three months ended December 31, 2016 and 2015 respectively. Subsequent to September 30, 2016, this obligation was paid in full (see note 9).

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

The notes bore interest at the rate of 8% per annum. All interest and principal was to be repaid on or prior to December 17, 2017. The notes were convertible into common stock at the price of sixty percent (60%) of the lowest trading price in the prior 20 trading days before conversion. The Company had the option to prepay the $170,250 note at the rate of 120% of the face amount if repaid within the first 60 days.

We recorded beneficial conversion feature in the amount of $558,678 for these notes during the year ended September 30, 2016. During the three months ended December 31, 2016 and 2015, we amortized $35,904 and $11,600 respectively to interest expense in our condensed consolidated statements of operations.

During the year ended September 30, 2016, Union Capital opted to convert $291,003 of principal and interest into 980,438,264 shares of common stock. On conversion, we recorded a reduction to accrued interest of $9,003 and a reduction to notes payable in the amount of $282,000. As of December 31, 2016 and September 30, 2016, the balances of these notes totaled $276,678. Subsequent to December 30, 2016, this obligation was paid in full (see note 9).

February 3, 2016 Convertible Note Payable – Union Capital

On February 3, 2016, we received proceeds from Union Capital LLC, for the issuance of a 8% Convertible Redeemable Note in the principal amount of $28,000, which included legal expenses in the amount of $2,000.

The note bears interest at the rate of 8% per annum on the unpaid principal balance. All interest and principal was to have been repaid on or prior to February 3, 2017. The note and interest were convertible into common stock at the price of sixty percent (60%) of the lowest trading price in the prior 20 trading days before conversion. The Company had the option to prepay the $28,000 note at the rate of 120% of the face amount plus any accrued interest if repaid within the first 60 days. If prepaid after 60 days after the issuance date, but less than 121 days after the date of issuance, then the Company could have prepaid the note at 135% of the face amount plus any accrued interest.   If the note was prepaid after 120 days after the issuance date, but less than 180 days after the date of issuance, then the Company could have prepaid the note at 140% of the face amount plus any accrued interest. This note could not be prepaid after the 6th month anniversary.

We recorded beneficial conversion feature in the amount of $28,000 for this note during the year ended September 30, 2016. During the three months ended December 31, 2016, we amortized $6,999 to interest expense in our condensed consolidated statements of operations.

At December 31, 2016 and September 30, 2016, the outstanding balance of this note was $28,000. Subsequent to December 31, 2016, this obligation was paid in full (see note 9).

February 23, 2016 Convertible Note Payable – Union Capital

On February 23, 2016, we received proceeds from Union Capital LLC, for the issuance of a 8% Convertible Redeemable Note in the principal amount of $50,000, which included legal expenses in the amount of $2,500 and financing fees of $5,000.

The note bore interest at the rate of 8% per annum on the unpaid principal balance. All interest and principal was to be repaid on or prior to February 23, 2017. The note and interest were convertible into common stock at the price of sixty percent (60%) of the lowest trading price in the prior 20 trading days before conversion. The Company had the option to prepay the $50,000 note at the rate of 120% of the face amount plus any accrued interest if repaid within the first 60 days. If the note is prepaid after 60 days after the issuance date, but less than 121 days after the date of issuance, then the Company could have prepaid the note at 135% of the face amount plus any accrued interest. If the note was prepaid after 120 days after the issuance date, but less than 180 days after the date of issuance, then the Company could have prepaid the note at 140% of the face amount plus any accrued interest. This note could not be prepaid after the 6th month anniversary.

We recorded beneficial conversion feature in the amount of $50,000 for this note during the year ended September 30, 2016. During the three months ended December 31, 2016, we amortized $12,501 to interest expense in our condensed consolidated statements of operations.

At December 31, 2016 and September 30, 2016, the outstanding balance of this note was $50,000. Subsequent to December 31, 2016, this obligation was paid in full (see note 9).

April 01, 2016 Convertible Note Payable – Union Capital

In April 2016, we received proceeds from Union Capital LLC, for the issuance of a 8% Convertible Redeemable Note in the principal amount of $50,000, which included legal expenses in the amount of $2,500 and financing fees of $5,000.

The note bore interest at the rate of 8% per annum on the unpaid principal balance. All interest and principal was to be repaid on or prior to April 01, 2017. The note and interest were convertible into common stock at the price of sixty percent (60%) of the lowest trading price in the prior 20 trading days before conversion.

The note could have been prepaid with the following penalties: if the note was paid within 60 days of issuance date, then it could be paid off at 120% of the face amount plus any accrued interest. If the note was paid after 60 days after the date of issuance but less than 121 days after the issuance date, then the note could be paid off at 135% of face plus any accrued interest, if the note was paid off after 120 days after the issuance date but less than 180 days after the issuance date, then the note could be paid off at 140% of the face amount plus any accrued interest. This note could not be prepaid after the 6th month anniversary.

We recorded beneficial conversion feature in the amount of $33,333 for this note during the year ended September 30, 2016. During the three months ended December 31, 2016, we amortized $8,325 to interest expense in our condensed consolidated statements of operations.

At December 31, 2016 and September 30, 2016, the outstanding balance of this note was $50,000. Subsequent to December 31, 2016, this obligation was paid in full (see note 9).

Six-Month Convertible Promissory Notes

A series of six month notes were issued to various individuals and entities for bridge funding through the period from April through October 2016. The notes were of various amounts, from $1,000 to $125,000, totaling $535,000 of which $130,000 was received in the three months ended December 31, 2016. The due dates of these notes ranged from October 19, 2016 to April 20, 2017. The notes bear interest at the rate of 8% per annum on the unpaid principal balance and are secured by all the Company’s assets.

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

As of December 31, 2016and September 30, 2016, the outstanding balances of these notes totaled $535,000 and $405,000, respectively. Please see Note 9 for additions, amendments, and conversions of these notes subsequent to December 31, 2016.

Promissory Note – Global Resource Advisors LLC

In September 2015, we settled a trade debt for the issuance of a non-interest bearing note due in 180 days. At any time up to maturity date, the note bearer could have demanded common stock in full satisfaction of the balance. As of the 03/23/2016 maturity date the note was still unpaid. If the note is unpaid after the maturity date, the Company has the option to pay the balance in cash or common stock. The Company is currently in discussions with the note holder to extend or modify repayment terms.

The outstanding balance of this note was $30,000 at both December 3, 2016 and September 30, 2016.

Promissory Note – MediaTech Capital Partners LLC

During the year ended September 30, 2016, we entered into an agreement MediaTech Capital Partners LLC (MediaTech). In return for providing strategic and advisory consulting services for up to one year, MediaTech was to be compensated in the form of a convertible note, as mutually agreed upon by MediaTech and us. As of December 31, 2016 and September 30, 2016, the amount due MediaTech was $45,000. Please see Note 9 for activity subsequent to December 31, 2016.

Note 6.  Preferred Stock and Common Stock

Preferred Stock - Our board of directors has the authority to designate and issue up to 5,000,000 shares of $0.001 par value preferred stock in one or more series, and to fix and determine the relative economic rights and preferences of preferred shares any or all of which may be greater than the rights of our common stock, as well as the authority to issue such shares without further stockholder approval. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders preferred rights to our assets upon liquidation, the right to receive dividends before dividends are declared to holders of our common stock, and the right to the redemption of such preferred shares, together with a premium, prior to the redemption of the common stock. In addition, shares of preferred stock could be issued with terms calculated to delay or prevent a change in control or make removal of management more difficult. As of December 31, 2016 and September 30, 2016, we had one class of preferred stock designated; 2,222,022 shares as Series B preferred stock, leaving 2,777,978 shares of undesignated preferred stock.

Series B Preferred Stock - As of December 31, 2016 and September 30, 2016, we had 1,222,236 shares of Series B preferred stock issued and outstanding. Holders of Series B have no redemption rights and each share of Series B is entitled to interest at a simple interest rate of 6% per annum. Series B is convertible, at the discretion of our management, into shares of our common stock, except that the holders of the Series B may elect to convert the Series B into common stock upon or after the resignation or termination of our Chief Executive Officer. The number of shares of common stock issuable upon conversion is calculated by (i) multiplying the number of Series B being converted by the per share purchase price received by the Company for such Series B , and then, multiplying such number by 130% and then dividing this calculated value by the average closing bid price, as defined, or by (ii) first, allocating the Series B proportionately according to the amounts by date of individual cash tranches received by the Company then, second, multiplying the number of Series B being converted, identified by tranche, by the per share purchase price received by the Company for such Series B, and then, multiplying such number or numbers by 130% and, finally, dividing the calculated value(s) by the average closing bid price, as defined.  We have the right to redeem the Series B in cash at the face amount plus any accrued, but unpaid dividends.

During the three months ended December 31, 2016, there was no activity of Series B preferred stock.

Pursuant to the terms of the Certificate of Designation of Series B Preferred Stock, redeemed shares are returned to the Company’s general designated pool of preferred stock. As of December 31, 2016, there were 842,792 shares remaining of Series B Preferred Stock available for issue.

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

Long-term incentive compensation plan - Our Long Term Incentive Compensation Plan (the “Plan"), as restated, was approved by shareholders in July 2014. The Plan is administered by our board of directors. In July 2014, shareholders also approved an automatic share reserve increase by an amount equal to ten (10%) percent of the common shares available for issuance under the Plan beginning on August 1, 2014, and on each August 1st of the next nine (9) years. The aggregate number of shares available for issuance under the Plan is 589,875,000 as of December 31, 2016. We have granted stock options under the Plan to employees, members of our board of directors, advisors and consultants. No options have been exercised. Options are exercisable for ten years from date of grant.

During the three months ended December 31, 2016, no stock options were granted, exercised, forfeited, cancelled, or expired. At December 31, 2016 and September 30, 2016, there were 163,931,804 options outstanding and exercisable with a weighted average exercise price of $0.0057.

As of December 31, 2016, the aggregate intrinsic value of options outstanding and options vested, representing the excess of the closing market price of our common stock over the exercise price, are both zero. As of December 31, 2016, we had no unrecognized compensation cost related to unvested options.

Note 7. Commitments and Contingencies

Lease - As of December 31, 2016, we do not have any lease commitments. In March 2015, we entered into a consulting agreement with Polaris Laboratories for $2,000 per month to provide consulting services along with access to laboratory facilities where some of our equipment is stored. This agreement can be discontinued with 30 days’ notice. The remaining personal property assets are being stored in a local, Seattle area storage facility on a month-to-month agreement at minimal cost.

Disputes with various vendors - Certain of our vendors have brought suits and/or obtained judgments in their favor regarding past due balances owed them by us. We have recorded these past due balances in liabilities in our condensed consolidated balance sheets at December 31, 2016 and September 30, 2016. We do not believe any loss in excess of amounts recorded that could arise would be material. We have not recorded any liabilities for finance charges or legal fees that could be applied by the vendors or lenders to these debts.

Note 8. Related Party Transactions

For purposes of these condensed consolidated financial statements, Summit Trading Limited and Sierra Trading Corp are considered related parties due to their beneficial ownership (shareholdings or voting rights) in excess of 5%, or their affiliate status, during the three months ended December 31, 2016 and 2015. All material transactions with these investors and other related parties for the three months ended December 31, 2016 and 2015, not listed elsewhere, are listed below.

During the three months ended December 31, 2015, we recorded consulting expense in the $33,000, with Advanced Materials Advisory, LLC (“Advanced Materials”) for services by David Schmidt as Acting Principal Financial Officer. During April 2016, David Schmidt resigned as Acting Principal Financial Officer and from the Board.

During the three months ended December 31, 2016, we recorded $33,000 in accounting expenses with Jeffrey A. May PC for services by Jeffrey May as Chief Financial Officer and Acting Principal Financial Officer. The Company had account balances due to Jeffrey A. May PC of $77,000 and $60,500 as of December 31, 2016 and September 30, 2016, respectively.

Note 9. Subsequent Events

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

Subsequent to September 30, 2016, the Company has satisfied all loan obligations with the Union Capital through conversions to common stock and cash payments in payment of principal and interest. In May 2017, the Company paid $439,678 in cash against the loans, of which $285,728 was applied to principal and $153,950 to interest. In July 2017, Union Capital opted to convert $42,664 of principal and interest into 237,019,787 shares of common stock, of which $35,000 was applied against principal and $7,664 to accrued interest. In April 2018, Union Capital opted to convert $30,864 of principal and interest into 257,199,566 shares of common stock of which $22,825 was applied against principal and $8,039 to accrued interest. In April and June 2018, the Company paid $23,065 in remaining principal and interest, of which $15,960 was applied against principal and $7,105 to accrued interest.

During the period from January 2017 through May 2017, the Company entered into an additional series of Six Month Convertible notes (see Note 5) and received proceeds of $328,500. These notes carry the same terms and interest 8% interest rate as the earlier notes and are also secured by all the assets of the Company. In total, the Company has received $864,000 in proceeds from these convertible notes. During the period from April 2017 and through March 2018, the Company entered into amendments to extend the original maturity dates for $496,500 of these agreements with interest accruing during such periods at the rate of ten (10%) percent, per annum thereafter, if not paid in full or if not converted in full into the Borrower’s Common Stock on or before the First Extended Maturity Date, the Promissory Note maturity date would be automatically extended for an additional six (6) months (the “Second Extended Maturity Date”) with interest accruing during such period at the rate of twelve (12%) percent, per annum. In March 2018, the Company and investors of $819,000 of the bridge notes entered into a Convertible Note Settlement Agreement whereby the notes would be converted into the new Class A Common Stock. The Company is negotiating with the remaining note holders to also convert the remaining $45,000 in notes.

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

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview and Background

The following management’s discussion and analysis is intended to provide information necessary to understand our condensed consolidated financial statements and highlight certain other financial information, which in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition, and results of operations. In particular, the discussion is intended to provide an analysis of significant trends and material changes in our financial condition and operating results during the three months ended December 31, 2016, compared to the three months ended December 31, 2015. Operating results for the three months ended December 31, 2016 are not necessarily indicative of the results that may be expected for any future period. Investors should read the following discussion and analysis in conjunction with our audited financial statements and related notes for the year ended September 30, 2016.

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

 Due to a combination of low interest in fuel cell and hydrogen generation technology, and capital constraints, the Company is exploring various licensing avenues for the fuel cell and hydrogen generation technologies, and is focusing its limited resources on the development of the silicon based rechargeable lithium battery.

 The deployment of our business strategy has been delayed by the availability of capital and our inability to raise sufficient capital to fund ongoing operations, sales and marketing and production. Assuming we are able to continue to obtain sufficient financing, we intend to focus on production and delivery of products to customers and sales efforts. We intend to continue to develop business relationships and demonstrate our technology to potential leading edge adopters.

Liquidity, Going Concern and Capital Resources

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of our Company as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The report of our auditors on our Consolidated Financial Statements for our fiscal year ended September 30, 2016 indicates that there is substantial doubt about our ability to continue as a going concern based upon our balance sheet, cash flows and liquidity position. We cannot provide assurance that we will obtain sufficient funds from financing or operating activities to support continued operations or business deployment. Our financial statements for the three months ended December 31, 2016 and 2015 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classifications of liabilities that may result from the outcome of this uncertainty.

Since inception, we have reported net losses, including losses of $2,418,8345 and $4,363,574 during the years ended September 30, 2016 and 2015, respectively.  We have reported a net loss of $413.370 during the three months ended December 31, 2016, and we expect losses to continue in the near future as we grow our operations. At December 31, 2016, we have a working capital deficit of $3.143.715 and an accumulated deficit of $69.563.410.

During the past several years, we have funded our operations through sales of our common and preferred stock, short and long-term borrowings, and settlement of accounts payable by issuance of common stock. During the three months ended December 31, 2016, we have funded our operations through issuance of debt. In this regard, during the three months ended December 31, 2016, we raised net cash of $130,000 from our financing activities.

We require additional financing to execute our business strategy and to satisfy our near-term working capital requirements. Our operating expenses will use a significant amount of our cash resources.  As of December 31, 2016, we had $977,265 in accounts payable. Our operating expenses will use a significant amount of our cash resources. Our management intends to raise additional financing to fund future operations and to provide additional working capital to further fund our growth. There is no assurance that such financing will be obtained in sufficient amounts necessary or on terms favorable or acceptable to us to meet our needs. In the event that we cannot obtain additional funds, on a timely basis or our operations do not generate sufficient cash flow, we may be forced to curtail our development or cease our activities.

Recent Financing Activities

During the three months ended December 31, 2016, the Company issued $130,000 in six month convertible promissory notes to various individuals and bearing interest at the rate of 8% per annum on the unpaid principal balance.

Results of Operations

For the three months ended December 31, 2016, compared to the three months ended December 31, 2015.

We recorded revenue for the three months ended December 31, 2016, of $6,216, as compared to recorded revenues of zero for the three months ended December 31, 2015, due to final revenues received from a government contract completed in 2008.  All costs associated with contract were expensed in 2008.

Research and development expenses (“R&D”) consist primarily of salaries and other personnel-related expenses, facilities costs, and other laboratory and research related expenses. Total R&D costs for the three months ended December 31, 2016 increased $10,334 to $71,835 from $61,501 in the three months ended December 31,2015. The three month increase was primarily due to increases in technical consulting services of $38,755 and laboratory parts and supplies of $13,142, and offset by decreases in rent and facilities expenses of $41,317 resulting from the laboratory closure in April 2016 and the related reduction of operating activities.

Marketing and sales expenses (“Marketing”) consist primarily of salaries and other personnel-related expenses, marketing, patent expenses, public relations consultants, and other related expenses to market products and prepare for placement of product into market. Total Marketing costs for the three months ended December 31, 2016 decreased by $54,966, to $144,381 from $199,347 in the three months ended December 31, 2015. The three month decrease was primarily due to a decrease in Marketing salaries, wages, benefits and stock compensation of $2,100, and a decrease in business development consultants, patent expense, public relations consultants, travel and other related expenses of $51,437.

General and administrative expenses (“G&A”) consist primarily of salaries and related expenses for our management, finance and related personnel, professional fees, such as accounting and legal, corporate insurance and facilities costs, and non-employee members of our board of directors. G&A expenses decreased $51,227 to $100,918 for the three months ended December 31, 2016 from $152,145 in the three months ended December 31, 2015. The decrease in G&A expense in the three months ended December 31, 2016 compared with the same period in 2015 was primarily due to the following:

•         A decrease in salaries expense of $29,504 primarily due to adjustments to accruals related to staff paid-time-off balances.

•         A decrease in professional services of $5,646 to $79,392 for the three months period December 31, 2016 compared to $85,039 for the same period in 2015.

•         A decrease in facility cost of $2,541 to $1,113 for the three months period ended December 31, 2016 compared to $3,654 for the same period in 2015.

•         A decrease in other expenses of $14,054 to $14,234 from $28,377 for the three months period ended December 31, 2016 compared to the same period in 2015.This was primarily due to the reduction of insurance costs.

Interest expense decreased by $173,149 to $107,091 from $280,240 for the three months period ended December 31, 2016 compared to the same period in 2015. The decrease was primarily due to the decrease in amortization of debt costs from acquiring debt in prior periods.

                Gain on sale of equipment decreased $14,346 to zero from $14,346 during the three months ended December 31, 2016 compared to the same period in 2015. Main reason for decrease is due to the fact that there was no equipment available for sale during the three months ending December 31, 2016. The office/lab was closed in April 2016, and some equipment was sold during the months leading up to the office/lab closure.

Gain on extinguishment of liabilities decreased by $11,419 to $4,640 from $16,059 for the three months ended December 31, 2016 as compared to the same period in 2015.

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

Critical Accounting Policies and Estimates

We prepare our Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. Our critical accounting policies include revenue recognition, accounting for research and development costs, accounting for contingencies, accounting for income taxes, and accounting for share-based compensation. For a more detailed discussion on our accounting policies, see Note 2 to our Consolidated Financial Statements included in our September 30, 2016, Form 10-K.

Off-Balance Sheet Arrangements

As of December 31, 2016 we did not have any off-balance sheet arrangements.

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

Our management, with the participation of our chief executive officer and acting principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective for gathering, analyzing and disclosing the information that we are required to disclose in reports filed under the Securities Exchange Act of 1934, as amended. In performing the assessment for the quarter ended December 31, 2016, our management concluded that our disclosure controls and procedures were not effective to accomplish the foregoing, due to the material weakness in internal control over financial reporting that was first identified in 2008 and was most recently described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2016.

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

Item 1A.                Risk Factors.

Not applicable.

Item 2.                   Unregistered Sales of Equity Securities and Use of Proceeds.

The information below lists all of the securities we sold during the three months ended December 31,  2016, which were not registered under the Securities Act, including all sales of reacquired securities, as well as new issues, securities issued in exchange for property, services, or other securities, and new securities resulting from the modification of outstanding securities. No underwriting discounts or commissions were incurred in connection with any of the following transactions except as noted below. Each of the transactions was conducted as a private placement, without the use of any general solicitation, and was exempt from registration under Section 4(a)(2) of the Securities Act.

In October 2016, the Company issued $130,000 in convertible bridge notes to various investors. (See Note 9 to our Notes to Condensed Consolidated Financial Statements).

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

NEAH POWER SYSTEMS, INC.

Dated: August 10, 2018	By:	/s/ GERARD C. D’COUTO
Gerard C. D’Couto
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 10, 2018	By:	/s/ GERARD C. D’COUTO
Gerard C. D’Couto
Acting Principal Financial Officer

Exhibit Index
No.	Description	Incorporation By Reference

4.1	Amendment of Certificate of Designation of Series B Preferred Stock	Filed as an Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on March 4, 2015 and incorporated herein by reference
4.2	Amendment of Certificate of Designation of Series B Preferred Stock	Filed as an Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on July 16, 2015 and incorporated herein by reference
4.3	Amendment of Certificate of Designation of Series B Preferred Stock	Filed as an Exhibit to Registrant’s Form 10K filed on January 13, 2016 and incorporated herein by reference
4.4	Certificate of Amendment filed February 5, 2016	Filed as an Exhibit to Registrant’s Form 10K filed on August 9, 2018 and incorporated herein by reference
10.01	Form of Six-month Series A Convertible Promissory Note – Various Investors	Filed as an Exhibit to Registrant’s Form 10K filed on August 9, 2018 and incorporated herein by reference
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.	Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer.	Filed herewith.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 per Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*   XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.